Form 10-Q
period 2014-09-30
Vectrus, Inc.
filed 2014-11-10
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36341
Vectrus, Inc.
(Exact name of registrant as specified in its charter)

Indiana	38-3924636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

655 Space Center Drive, Colorado Springs, Colorado 80915
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(719) 591-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).    Yes  ☐    No  ☒
On the last business day of the Registrant’s most recently completed second fiscal quarter the registrant was a wholly owned subsidiary of Exelis Inc., and on that date none of the Registrant’s common stock was held by non-affiliates.
As of November 6, 2014 there were 10,474,137 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Revenue	$301	$349	$918	$1,185
Cost of revenue	274	301	826	1,014
Selling, general and administrative expenses	24	19	62	65
Operating income	3	29	30	106
Income tax expense	1	10	11	38
Net income	$2	$19	$19	$68

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

VECTRUS, INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net income	$2	$19	$19	$68
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(1)	—
Total comprehensive income	$2	$19	$18	$68

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

VECTRUS, INC.
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
(In millions)
Assets
Current assets
Cash	$42	$10
Receivables	188	228
Other current assets	18	17
Total current assets	248	255
Plant, property and equipment, net	9	9
Goodwill	222	222
Other non-current assets	6	3
Total non-current assets	237	234
Total Assets	$485	$489
Liabilities and Parent Company Equity
Current liabilities
Accounts payable	$99	$111
Billings in excess of costs	9	12
Compensation and other employee benefits	39	50
Deferred tax liability	22	24
Short-term debt	11	—
Other accrued liabilities	14	11
Total current liabilities	194	208
Long-term debt	129	—
Deferred tax liability	76	75
Other non-current liabilities	18	15
Total non-current liabilities	223	90
Total liabilities	417	298
Commitments and contingencies (Note 11)
Parent company equity
Parent company equity	69	192
Accumulated other comprehensive loss	(1)	(1)
Total parent company equity	68	191
Total Liabilities and Parent Company Equity	$485	$489

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

VECTRUS, INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Operating activities
Net income	$19	$68
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2	2
Changes in assets and liabilities:
Change in receivables	40	21
Change in other assets	—	(7)
Change in accounts payable	(12)	(37)
Change in billings in excess of costs	(3)	2
Change in deferred taxes	(1)	(14)
Compensation and other employee benefits	(11)	(31)
Change in other liabilities	6	(4)
Net cash provided by operating activities	40	—
Investing activities
Capital expenditures	(2)	(1)
Net cash used in investing activities	(2)	(1)
Financing activities
Transfer to Parent, net	(6)	(7)
Distribution to subsidiary of Exelis	(136)	—
Proceeds from issuance of long-term debt	140	—
Debt issuance costs	(4)	—
Net cash used in financing activities	(6)	(7)
Exchange rate effect on cash	—	1
Net change in cash	32	(7)
Cash-beginning of year	10	14
Cash-end of period	$42	$7

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Separation from Exelis Inc.
On September 27, 2014, Exelis Inc. ("Exelis") completed the previously announced Spin-off (the "Spin-off") of Vectrus, Inc. ("Vectrus" or the "Company"), formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. Effective as of 12:01 a.m., Eastern Time on September 27, 2014 (the "Distribution Date"), the common stock of Vectrus was distributed, on a pro rata basis, to Exelis shareholders of record as of the close of business on September 18, 2014 (the "Record Date"). On the Distribution Date, each of the shareholders of Exelis received one share of Vectrus common stock for every 18 shares of common stock of Exelis held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated September 25, 2014, between Exelis and Vectrus (the "Distribution Agreement"). After the Distribution Date, Exelis does not beneficially own any shares of Vectrus common stock.
Vectrus' Registration Statement on Form 10 (the “Registration Statement”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 8, 2014. Vectrus' common stock began trading “regular way” under the symbol "VEC" on the New York Stock Exchange (“NYSE”) on September 29, 2014.
In connection with the Spin-off, Vectrus entered in to a term loan agreement to fund a $136 million distribution to a subsidiary of Exelis that occurred on September 26, 2014. Specifically, on September 17, 2014, Vectrus entered into a $140 million term loan (See Note 7, "Debt"). As of September 30, 2014, Vectrus had cash of $42 million.
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus).
Our Business
The Company is a leading provider of infrastructure asset management, logistics and supply chain management and information technology and network communication services to the United States ("U.S.") government worldwide. The Company operates in 18 countries across four continents and its services include operations, maintenance, management, engineering and sustainment for physical assets including a wide variety of facilities, information technology, network and communication systems, vehicles and equipment. We operate in a single reportable segment. Our primary customer is the U.S. Department of Defense ("DoD") with a high concentration in the U.S. Army, followed by the U.S. Air Force and U.S. Navy.
For the nine months ended September 30, 2014, we generated approximately 87% of our total revenue from the U.S. Army of which our four largest contracts amounted to approximately $619 million or 67% of our revenue.
Principles of Combination and Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 26, 2014 for the third quarter of 2014 and September 27, 2013 for the third quarter of 2013), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation and to conform with Exelis' presentation, the quarterly financial statements included herein are described as ending on the last day of the calendar quarter. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year.
Our unaudited Condensed Combined Financial Statements reflect the Company's wholly-owned domestic and international subsidiaries and allocated costs from Exelis. The unaudited Condensed Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Exelis and may not be indicative of Vectrus' future performance. Periods prior to the Spin-off do not necessarily reflect what the results of operations, financial position and cash flows would have been had Vectrus operated as a stand-alone company. The unaudited Condensed Combined Financial Statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with generally accepted accounting principles in the United States of America ("GAAP").
The unaudited Condensed Combined Financial Statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in the information statement filed as an exhibit to the Registration Statement, in preparing these financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement.
All intercompany transactions between Vectrus and Exelis have been included in these unaudited Condensed Combined Financial Statements and are considered to be effectively settled for cash in the unaudited Condensed Combined Financial Statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the unaudited Condensed Combined Statements of Cash Flows as a financing activity and in the unaudited Condensed Combined Balance Sheets as “Parent company equity.” All intracompany and intercompany transactions among our businesses have been eliminated.
Our unaudited Condensed Combined Financial Statements include expenses of Exelis allocated to us for certain functions provided by Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our Spin-off from Exelis, we will perform these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Exelis under a transition services agreement, which generally has a term of one year or less for most services to be provided (See Note 10, "Related Party Transactions and Parent Company Equity"). In addition, in support of ongoing business, we have entered into subcontracts with Exelis whereby either we or Exelis serve as a subcontractor to the other on certain government contracts.
Exelis uses a centralized approach to cash management and financing of its operations. Prior to the Spin-off, the majority of our cash was transferred to Exelis daily and Exelis funded our operating and investing activities as needed. Cash transfers to and from the cash management accounts of Exelis are reflected in the unaudited Condensed Combined Statements of Cash Flows as “Transfer to Parent, net.”
The unaudited Condensed Combined Financial Statements also include the push down of certain assets and liabilities that have historically been held at the Exelis corporate level but are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by Exelis at the corporate level, prior to the Spin-off, are not specifically identifiable to the Company and therefore were not allocated to us for any of the periods presented. Cash in our unaudited Condensed Combined Balance Sheets represents cash held locally by entities included in our unaudited Condensed Combined Financial Statements. Third-party debt and the related interest expense of Exelis were not allocated to us for any of the periods presented as we are not the legal obligor of the debt and the Exelis borrowings were not directly attributable to our business.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income tax contingency accruals, fair value and impairment of goodwill and valuation of assets and certain contingent liabilities. Actual results could differ from these estimates.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined and are recorded as a component of cost of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenue, cost of revenue and profit in the period in which such changes are made, based on a contract’s percentage of completion. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. Net cumulative catch-up adjustments related to prior periods for the three months and nine months ended September 30, 2014, were de minimis, and for the three months and nine months ended September 30, 2013, increased operating income by approximately $5 million and $39 million, respectively.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of issuance	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.
		May 2014	We are currently evaluating the effect the standard is expected to have on the Company’s financial statements and related disclosures.
Standards that were adopted
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
The standard will reduce the frequency of disposals reported as discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation, focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. The guidance is effective prospectively for annual periods beginning on or after December 15, 2014, with early adoption permitted, and would only apply to disposals completed subsequent to adoption.
		April 2014	The Company adopted this guidance on September 27, 2014. The adoption of the standard had no impact on the Company’s financial statements.
Other new pronouncements issued but not effective until after September 30, 2014 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate, adjusted for discrete items within the period. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended September 30, 2014, the Company recorded an income tax provision of $1 million or 35.4% of income from continuing operations before income tax expense compared to $10 million or 35.8% during the same prior year period. For the nine months ended September 30, 2014, the Company recorded an income tax provision of $11 million or 35.7% of income from continuing operations before income tax expense compared to $38 million or 35.8% during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the impact of state taxes and non-deductible expenses.
Uncertain Tax Position
As of September 30, 2014 and December 31, 2013, unrecognized tax benefits were $11 million and $9 million, respectively and would not, if recognized, affect the Company's tax rate. We do not believe that uncertain tax positions will significantly change within the next twelve months.

NOTE 4
RECEIVABLES
Receivables were comprised of the following:

(In millions)	September 30, 2014	December 31, 2013

Billed receivables	$37	$69
Unbilled contract receivables	151	159
Total	$188	$228
All billed receivables are due from the U.S. government, either directly as prime contractor to the government or as subcontractor to another prime contractor to the U.S. government, as of September 30, 2014 and December 31, 2013, respectively. Because the Company’s billed receivables are with the U.S. government, the Company does not have a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill and collect substantially all of the September 30, 2014 unbilled contract receivables during the next twelve months.
NOTE 5
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Other current assets
Other current assets were comprised of the following:

(In millions)	September 30, 2014	December 31, 2013
Inventory¹	$6	$6
Prepaid assets	11	11
Short-term deferred financing costs	$1	$—
Total	$18	$17
¹ Inventory represents costs incurred in excess of billings.
Compensation and other employee benefits
Compensation and other employee benefits were comprised of the following:

(In millions)	September 30, 2014	December 31, 2013
Accrued salaries and wages	$13	$26
Accrued bonus	5	4
Accrued employee benefits	21	20
Total	$39	$50
NOTE 6
GOODWILL
Goodwill at September 30, 2014, of $222 million remained unchanged from December 31, 2013. There was no impairment of goodwill during the nine months ended September 30, 2014. We conduct our annual impairment testing as of the first day of the last fiscal quarter.

NOTE 7
DEBT
Credit Agreement
On September 17, 2014, Vectrus entered into a Credit Agreement (the "Credit Agreement") by and among Vectrus, our 100% owned subsidiary Vectrus Systems Corporation ("VSC"), formerly known as Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provided for $215 million in senior secured financing, consisting of a $140 million term loan facility (the "Term Facility") and a $75 million revolving credit facility (the "Revolver" and, together with the Term Facility, the "Senior Secured Credit Facilities"). The net proceeds from the Term Facility were used to pay a $136 million distribution to a subsidiary of Exelis on September 26, 2014. The Revolver is available for working capital, capital expenditures and other general corporate purposes.
Term Facility
The Term Facility consists of a five-year term loan in an aggregate principal amount of $140 million. The full amount of the term loan was made in a single drawing on September 26, 2014. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one; 10% in each of years two and three, 15% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019.
The Company's aggregate scheduled maturities of the Term Facility as of September 30, 2014, are as follows:

(In millions)	Payments due
Year 1	$11
Year 2	14
Year 3	14
Year 4	21
Year 5	80
Total	$140
Revolver
The Revolver consists of a five-year senior secured revolving credit facility with aggregate commitments in an amount equal to $75 million, of which up to $35 million is available for the issuance of letters of credit and including a swingline facility in an amount equal to $10 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of September 26, 2014, there was $75 million available under the Revolver and no letters of credit outstanding.
Guarantees and Collateral
The indebtedness, obligations and liabilities under the Senior Secured Credit Facilities were unconditionally guaranteed jointly and severally on a senior secured basis by Vectrus and certain of its current and future restricted subsidiaries and is secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of Vectrus, VSC and each domestic guarantor including (i) a perfected pledge of all of the capital stock of VSC and each direct, wholly-owned material restricted subsidiary held by VSC or any guarantor (subject to certain limitations with respect to foreign subsidiaries) and (ii) perfected security interests in and mortgages on, accounts, inventory, equipment, general intangibles, commercial tort claims, investment property, intellectual property, material fee-owned real property, letter of credit rights, deposit and securities accounts, intercompany notes and proceeds of the foregoing, except for certain excluded assets.
Mandatory Prepayments
The Term Facility requires the following amounts to be applied to prepay the Term Loan, subject to certain thresholds, exceptions and reinvestment rights:

•	100% of the net cash proceeds from the incurrence of indebtedness by Vectrus and its restricted subsidiaries (other than permitted debt);

•
100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property by Vectrus and its restricted subsidiaries (including casualty insurance and condemnation proceeds, but with exceptions for sales of inventory and other ordinary course dispositions, obsolete or worn-out property, property no longer useful in the business and other exceptions);

•	50% of excess cash flow with step-downs to 25% and 0% based on certain leverage ratios.
Voluntary Prepayments
VSC may voluntarily prepay the Term Facility in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs in the case of LIBOR rate loans as defined in the Credit Agreement. Optional prepayments of the Term Facility will be applied to the remaining installments thereof as directed by VSC.
Commitments under the Revolver may be reduced in whole or in part at any time without premium or penalty.
Covenants
The Senior Secured Credit Facilities contain certain covenants that, among other items, limit or restrict the ability of Vectrus and its restricted subsidiaries, including VSC, to (subject to certain qualifications and exceptions):

•	create liens and encumbrances;

•	incur additional indebtedness;

•	merge, dissolve, liquidate or consolidate;

•	make acquisitions, investments, advances or loans;

•	dispose of or transfer assets;

•	pay dividends or make other payments in respect of our capital stock;

•	amend certain material documents;

•	redeem or repurchase certain debt;

•	engage in certain transactions with affiliates;

•	enter into certain speculative hedging arrangements; and

•	enter into certain restrictive agreements.
In addition, Vectrus is required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") of 3.50 to 1.00, with step-downs to 3.00 to 1.00 beginning with the third fiscal quarter of 2015 and 2.75 to 1.00 beginning with the first fiscal quarter of 2016 and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. The Company was in compliance with all financial covenants related to the Senior Secured Credit Facilities as of September 30, 2014.
Interest Rates and Fees
Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at the option of VSC, at a per annum rate of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin for borrowings under the Senior Secured Credit Facilities is subject to a leverage-based pricing grid with the LIBOR rate ranging from 2.50% to 3.00%. The interest rate under the Senior Secured Credit Facilities at September 30, 2014, was 2.99%.
During an event of default, overdue principal under the Senior Secured Credit Facilities may bear interest at a rate of 2.00% in excess of the otherwise applicable rate of interest. On and after the funding date, VSC pays a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50% depending on the leverage ratio.
The fair value of the Company's term loan approximates the carrying value as of September 30, 2014, because of the short duration between the execution of the agreement and the balance sheet date and the term loan bears interest at the lender's floating interest rate. The fair value is based on observable inputs of interest rates that are currently available to the Company for debt with similar terms and maturities for non-public debt.
Carrying values and fair values of the Term Facility in the unaudited Condensed Combined Balance Sheets are as follows:

	September 30, 2014
(In millions)	Carrying Amount	Fair Value
Debt, short-term and long-term	$140	$140

NOTE 8
STOCK-BASED COMPENSATION
On September 11, 2014, the Board of Directors of Vectrus (the "Board") adopted and approved the Vectrus, Inc. 2014 Omnibus Incentive Plan (the "2014 Omnibus Plan"). The purpose of the 2014 Omnibus Plan is to promote the long-term interests of the Company and its shareholders by strengthening the Company's ability to attract and retain employees and members of the Board upon whose judgment, initiative and efforts the financial success and growth of the business of the Company largely depend. The 2014 Omnibus Plan permits the Compensation and Personnel Committee of the Board (the "Committee") to grant to eligible employees and directors of the Company and its affiliates any of the following types of awards (or any combination thereof): nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other awards that may include, without limitation, unrestricted shares, the payment of shares in lieu of cash, the payment of cash based on attainment of performance goals, service conditions or other goals established by the Committee and the payment of shares in lieu of cash under other Company incentive or bonus programs. Subject to adjustment, the maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2,625,000 shares. The 2014 Omnibus Plan also generally governs equity awards that were issued under equity plans of Exelis and converted into awards denominated in the Company's common stock, provided that such converted awards will generally continue to be subject to the material terms and conditions of the original equity incentive plans under which they were granted. No awards were granted under the 2014 Omnibus Plan for the periods presented (See Note 12, "Subsequent Events").
NOTE 9
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan requires us to match a percentage of the employee contributions up to certain limits, generally 2%-6% of employee base pay. Our portion of the matching contributions charged to income amounted to $1 million for both the three months ended September 30, 2014 and 2013. Our portion of the matching contributions charged to income amounted to $2 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively.
On September 11, 2014, the Board adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the "Excess Savings Plan"). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to the Company's tax-qualified plans, the Company established a non-qualified Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. No contributions were accrued by the Company as of September 30, 2014.
NOTE 10
RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY
The unaudited Condensed Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated and combined financial statements and accounting records of Exelis.
Allocation of General Corporate Expenses
The unaudited Condensed Combined Financial Statements include expense allocations for certain functions provided by Exelis as well as other Exelis employees not solely dedicated to the Company, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We were allocated $10 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $23 million and $27 million for the nine months ended September 30, 2014, and 2013, respectively, of general corporate expenses incurred by Exelis which are primarily included within selling, general and administrative expenses in the unaudited Condensed Combined Statements of Income.
The expense allocations from Exelis discussed above include costs associated with defined benefit pension and other post retirement benefit plans (the “Shared Plans”) sponsored by Exelis in which some of our employees participate. We account for such Shared Plans as multiemployer benefit plans. Accordingly, we do not record an asset or liability to recognize the funded status of the Shared Plans. Subsequent to September 27, 2014, the date the employees' benefits were frozen in the plans, we do not expect to incur further costs.
The expense allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, functions outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
Parent Company Equity
Parent company equity in the unaudited Condensed Combined Balance Sheets represents Exelis' historical investment in our accumulated net earnings after taxes and the net effect of the transactions with and allocations of general corporate expenses from Exelis described above.
NOTE 11
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. Some of these proceedings seek remedies relating to environmental matters, employment matters and commercial or contractual disputes.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations, or financial condition.
Environmental
In the ordinary course of business, we are subject to Federal, state, local and foreign environmental laws and regulations. Accruals for environmental matters are recorded on a site by site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us. Our accrued liabilities for these environmental matters represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees. These estimates, and related accruals, are reviewed quarterly and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. Liabilities for these environmental expenditures are recorded on an undiscounted basis.
It is difficult to estimate the final costs of investigation and remediation due to various factors, including incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation and our share, if any, of liability for such conditions, the selection of alternative remedial approaches and changes in environmental standards and regulatory requirements. We have estimated and accrued approximately $4 million as of each of September 30, 2014 and December 31, 2013, for environmental matters. These amounts were included in Other non-current liabilities in our unaudited Condensed Combined Balance Sheets. In our opinion, the total amount accrued is appropriate based on existing facts and circumstances known to us. Any environmental liabilities as of the date of the Spin-off were retained by Exelis as set forth in the Distribution Agreement and accordingly, after the Spin-off the Company will eliminate the liability and record a contribution to capital.
The following table illustrates the range of our currently estimated loss and number of active sites for these environmental matters:

(In millions)	September 30, 2014	December 31, 2013
Low-end range	$3	$3
High-end range	$30	$6
Number of active environmental investigation and remediation sites	28	5

U.S. Government Contracts, Investigations and Claims
The Company has U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and results of operations.
Departments and agencies of the U.S. government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the Company because of its reliance on U.S. government contracts.
U.S. government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to the U.S. government customers are subject to potential adjustment upon audit by such agencies. The agencies also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and accounting systems, general information technology systems, budget and planning systems, purchasing systems, material management systems, compensation systems, labor systems, indirect and other direct costs systems, property systems, billing systems and estimating systems. Audits currently underway include the Company’s control environment and accounting, billing, and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. government Cost Accounting Standards.
From time to time, U.S. government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the expected exposure to the matters raised by the U.S. government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available to us.
NOTE 12
SUBSEQUENT EVENTS
Working Capital Adjustment
In connection with the internal restructuring carried out by Exelis prior to the distribution to the separate Vectrus business, Exelis and its subsidiaries (including Vectrus) entered into a number of conveyance agreements, including a contribution agreement between Exelis Holdings, Inc., a subsidiary of Exelis, and VSC containing a two-way adjustment mechanism relating to the working capital and cash levels of VSC and its subsidiaries prior to the Spin-off. Pursuant to that agreement, payments were made by the applicable entity to the other, reflecting the difference between the actual level of working capital (including cash) of VSC and its subsidiaries prior to the Spin-off, adjusted for the indemnification of a receivable by Exelis, as compared to the target working capital (including cash) of $67 million. As a result, Vectrus received an initial payment of $17 million from Exelis on September 26, 2014. The final payment of $2.6 million will be made to Vectrus by Exelis during the quarter ended December 31, 2014. In addition, the contribution agreement states any cash collected on the indemnified receivable by the Company will be remitted to Exelis.
Stock-based Compensation Expense
Stock-based compensation expense associated with converted and recently approved post Spin-off awards are discussed below. Stock-based compensation expenses associated with these awards total approximately $6 million, of which approximately $2 million will be recognized during the three months ended December 31, 2014.
Outstanding Exelis Awards
Exelis maintains an equity incentive plan to govern awards granted to Exelis employees and directors, including awards of non-qualified stock options (“NQOs”), restricted stock units (“RSUs”), total shareholder return (“TSR”) awards and other awards. On September 29, 2014, 324,669 outstanding NQOs granted to employees under the Exelis plan were converted to 274,745 NQOs granted to employees under the Vectrus 2014 Omnibus Plan. On September 29, 2014, 283,876 outstanding RSUs granted to employees under the Exelis plan were converted to 240,196 RSUs granted to employees under the Vectrus 2014 Omnibus Plan. The estimated fair value of the converted Vectrus stock awards immediately following the Spin-off was higher than the fair value of such awards immediately prior to the Spin-off. As a result, Vectrus will incur incremental compensation expense which will be recognized following the Spin-off.
Employee Grants
On September 29, 2014, the Committee approved the grant of 6,727 RSUs, to be effective October 10, 2014, to executives who had outstanding Exelis TSR awards under the Exelis plan. The RSUs will vest on December 4, 2015, subject to the participants continued employment and the terms of the award agreement. The fair value of the RSUs is determined based on the closing price of Vectrus common stock on the date of grant, which was $20.62. Stock compensation expense will be recognized ratably over the vesting period of the awards.
Founders' Grants
On September 29, 2014, the Committee approved the grant of 175,606 RSUs and 171,298 NQOs, effective October 10, 2014, to employees in positions deemed critical to the establishment and success of Vectrus. These Founders' Grants were a special one-time award intended to closely align the economic interest of the recipients with the Vectrus shareholders. The RSUs vest ratably over a three-year period from the date of the grant. The fair value of the RSUs is determined based on the closing price of Vectrus common stock on the date of grant, which was $20.62. The NQOs expire 10 years from the date of the grant and vest ratably over a three-year period from the date of the grant. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model as $8.24. Stock compensation expense will be recognized ratably over the vesting period of the awards.
Non-employee Director Grants
On September 29, 2014, the Committee approved the grant of 21,024 RSUs, effective October 10, 2014, to directors representing the portion of their restricted stock compensation, prorated for their service from the Spin-off through the day before the May 2015 annual meeting. The RSUs vest one day prior to the Vectrus 2015 annual meeting. The fair value of the RSUs is determined based on the closing price of Vectrus common stock on the date of grant, which was $20.62. Stock compensation expense will be recognized ratably over the vesting period of the awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Combined Financial Statements and notes thereto included in this quarterly report on Form 10-Q as well as the audited historical Combined Financial Statements and the notes thereto included in the Company's Registration Statement on Form 10 declared effective by the Securities Exchange Commission ("SEC") on September 8, 2014 (the "Registration Statement"). The Registration Statement provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward Looking and Cautionary Statements" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
OVERVIEW
Vectrus, Inc. ("Vectrus," "we," "us," "our," "the Company" and "our company") is a leading provider of infrastructure asset management, logistics and supply chain management and information technology and network communication services to the U.S. government worldwide. Our services include operations, maintenance, management, engineering and sustainment for physical assets including a wide variety of facilities, information technology, network and communication systems, vehicles and equipment. We have a proven history of deploying resources rapidly and with precision to support the mission success of our customers. Leveraging a history of more than 50 years, we provide global service solutions in 18 countries across four continents in both stable and unstable political and economic environments.
We operate in a single segment and offer services in three major capability areas: infrastructure asset management, logistics and supply chain management and information technology and network communication. Our infrastructure asset management services support the U.S. Army, Air Force and Navy, and include security, warehouse management and distribution, ammunition management, military base maintenance and operations, communications, emergency services, transportation and life support activities at a number of critical global military installations. Our logistics and supply chain management services support and maintain the vehicle and equipment stocks of the U.S. Army and Marine Corps. Our information technology and network communication capabilities consist of operation and maintenance of communications systems, network security, systems installation and full life cycle management of information technology systems for the U.S. Army, Air Force and Navy.
On September 27, 2014, Exelis Inc. ("Exelis") completed the previously announced Spin-off (the "Spin-off") of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. Effective as of 12:01 a.m., Eastern Time on September 27, 2014 (the "Distribution Date"), the common stock of Vectrus was distributed, on a pro rata basis, to Exelis shareholders of record as of the close of business on September 18, 2014 (the "Record Date"). On the Distribution Date, each of the shareholders of Exelis received one share of Vectrus common stock for every 18 shares of common stock of Exelis held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated September 25, 2014, between Exelis and Vectrus (the "Distribution Agreement"). After the Distribution Date, Exelis does not beneficially own any shares of Vectrus common stock.
Prior to the Spin-off, we were a subsidiary of Exelis. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented. We are incurring additional costs to be able to function as an independent, publicly traded company, including additional costs related to corporate finance, governance and public reporting.
Executive Summary
Vectrus reported revenue of $301 million for the three months ended September 30, 2014, a decrease of approximately 13.8% from the $349 million of revenue reported for the three months ended September 30, 2013. This decrease was driven primarily by lower program activity in Afghanistan as a result of U.S. troop withdrawals.
Operating income for the three months ended September 30, 2014, was $3 million, reflecting a decrease of approximately $26 million or 89.7%. The decrease was due to lower revenue driven by lower program activity in Afghanistan as a result of U.S. troop withdrawals and higher general corporate expenses incurred for separation costs associated with becoming a stand-alone public company (See Key Performance and Non-GAAP Measures).
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded as income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Net cumulative catch-up adjustments related to prior periods for the three months ended September 30, 2014, were de minimis, and for the three months ended September 30, 2013, increased operating income by approximately $5 million.
Vectrus reported revenue of $918 million for the nine months ended September 30, 2014, a decrease of approximately 22.5% from the $1.2 billion of revenue reported for the nine months ended September 30, 2013. This decrease was driven primarily by lower program activity in the Middle East and Afghanistan as a result of U.S. troop withdrawals.
We derived approximately $220 million of our revenue for the nine months ended September 30, 2014, from services ultimately sold to the U.S. government for contracts based in Afghanistan. Revenue for contracts based in Afghanistan totaled approximately $513 million and $625 million for the years ended December 31, 2013 and December 31, 2012. U.S. funding for programs in Afghanistan has decreased in recent periods, and will likely continue to decrease as the U.S. government reduces the U.S. presence in Afghanistan. In May 2014, the Obama Administration announced its plan to steadily withdraw U.S. Forces in Afghanistan by 2016, with only normal embassy presence remaining. It is expected that the U.S. military will maintain a limited presence after the subsequent transition to the Afghan government. This withdrawal of military personnel and the subsequent reduction of funding for security and training activities in Afghanistan by the U.S. government will have an adverse effect on our revenue and operating income.
Operating income for the nine months ended September 30, 2014, was $30 million, reflecting a decrease of approximately $76 million or 71.7% compared to the nine months ended September 30, 2013, due to lower revenue driven by lower program activity in the Middle East and Afghanistan as a result of U.S. troop withdrawals and higher general corporate expenses incurred for separation costs associated with becoming a stand-alone public company (See Key Performance and Non-GAAP Measures).
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the periods in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Net cumulative catch-up adjustments related to prior periods for the nine months ended September 30, 2014, were de minimis, and for the nine months ended September 30, 2013, increased operating income by approximately $39 million.
Further details related to the quarter and nine month period are contained in the Discussion of Financial Results section.
Recent Developments
Vectrus was recently awarded two additional U.S. Government contracts during the three months ended September 30, 2014. The first is with the U.S. Army Corps of Engineers and was awarded on August 15, 2014. Under the contract, we will provide Information Technology support including, test, evaluation, engineering and design for the U.S. Army Corps of Engineers in the United States. The contract value is $517 million and has a five year duration. The incumbent contractor filed a protest with the U.S. Government Accounting Office (“GAO”) on September 2, 2014. Under the Competition in Contracting Act, the protest triggered a stay of the contract pending the results of the protest. Generally, the GAO decision on a protest is due within 100 days of the protest’s submission.
The second contract is with U.S. Air Forces in Europe and was awarded on September 17, 2014. Under the contract we will provide civil engineering, airfield support, facilities support, transportation and warehousing support for all U.S. Air Force bases in Turkey and in Spain. The contract value is $458 million and has a seven year duration. The contract transition begins in January of 2015 and full performance will start March of 2015.
In addition, on October 31, 2014, a Danish company owned by Vectrus received notice of award of a $411 million Hybrid Firm-Fixed Price with Economic Price Adjustment and Cost Reimbursable Line Items Thule Base Maintenance Contract. Description of the contract effort: Operate and maintain Thule Air Base ("AB") to include: civil engineering, airfield/water port operations, fuels management, transportation, non-secure communications, environmental management, food services, medical/

public health, supply, recreation and community services. The location of performance is Thule AB, Greenland. The work is expected to be complete by September 30, 2022, which is the final completion date of the last option.

Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to evolving security challenges creates a complex and evolving business environment for Vectrus and other firms in this market segment. However, the Department of Defense ("DoD") budget remains the largest in the world and management estimates our addressable portion of the DoD budget exceeds $25 billion. Further, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment and communication needs, which aligns with our core capabilities and strengths. In addition, we will address a larger portion of the U.S. government budget and expand our focus to other sectors of the U.S. government, such as the intelligence community and other civilian agencies. Management believes there is an opportunity to capture a larger share of this approximately $100 billion addressable market.
The DoD enacted fiscal year 2014 budget provided $520 billion in discretionary funding for the combined defense and security categories of discretionary budget authority. The base DoD budget portion of that funding for fiscal year 2014 as set forth in the Defense Appropriations Bill was set at $487 billion, representing a decrease of $32 billion compared to the 2013 enacted level. With this budget, and projections going forward, the DoD noted that it will achieve $487 billion in savings by 2021. The largest share of the budget for 2014 was the operations and maintenance ("O&M") category, which is the primary source of funding for our programs. The O&M portion of the budget for fiscal year 2014 was set at $193 billion with approximately $70 billion in overseas contingency operations ("OCO") O&M spending. The portion of the O&M budget allocated to the Army was set at $41 billion for fiscal year 2014.
In March 2014, the DoD released its fiscal year 2015 budget proposal, with a total request of $524 billion in base funding. OCO funding for fiscal year 2015 is expected to be $60 billion for a total DoD budget of $584 billion.
Although we anticipate reductions to certain programs in which we participate or for which we expect to compete, we believe spending on O&M of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. We expect our portfolio of capabilities aligns well with U.S. government cost-saving initiatives that demand that users utilize existing equipment and infrastructure rather than executing new purchases and new infrastructure construction. Vectrus’ focus is on sustaining existing base and installed equipment, which we believe aligns with our customers’ intent. Many of the core functions Vectrus performs are mission-essential. The following are examples of a few of these core functions: (i) keeping communication networks operational; (ii) operating and repairing utilities such as electricity, gas and steam; and (iii) providing firefighting services. While customers may reduce the level of service required from our Company, we believe that the complete elimination of these services is unlikely.
Our programs generally face declining revenue streams going forward, in particular with programs related to the support of ongoing operations in Afghanistan. Programs related specifically to the support of ongoing operations in Afghanistan are subject to changes in the level of U.S. commitment. In May 2014, the Obama Administration announced its plan to steadily withdraw U.S. forces in Afghanistan by 2016, with only a normal embassy presence remaining. It is expected that the U.S. military will maintain a limited presence after the subsequent transition to the Afghan government. This expectation is reflected in our strategic business plan as well as in our efforts to win new business. We believe we are well positioned to address emerging opportunities in the United States and the Middle East and North Africa region.
The future scope of these activities and pace of U.S. military drawdowns remain uncertain, pending disclosure of the U.S. government’s full drawdown plan. There has been particular uncertainty around the Obama Administration’s statements and intentions regarding the future footprint in Afghanistan.
The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified under the caption “Risk Factors” in the Registration Statement and the matters identified under the caption “Forward-Looking and Cautionary Statements" herein.
Key Performance and Non-GAAP Measures
The primary financial performance measures Vectrus uses to manage its businesses and monitor results of operations are revenue trends and operating income trends. Management believes that these financial performance measures are the primary drivers for Vectrus’ earnings and net cash from operating activities. Operating income represents revenue less both cost of revenue and selling, general and administrative expenses.

We define operating margin as operating income divided by revenue. Cost of revenue consists of labor, subcontracting costs, materials, and an allocation of indirect costs, which includes service center transaction costs. Selling, general and administrative expenses consist of indirect labor costs (including wages and salaries for executives and administrative personnel), bid and proposal expenses and other general and administrative expenses not allocated to cost of revenue.
We manage the nature and amount of costs at the contract level, which forms the basis for estimating our total costs and profitability for a specific contract. Management evaluates its contracts and business performance by focusing on revenue, operating income and operating margin. This is consistent with our approach for managing our business, which begins with management’s approach for assessing the bidding opportunity for each contract and then managing contract profitability throughout the performance period.
In addition to the key performance measures discussed above, we consider adjusted operating income to be useful to management and investors in evaluating our operating performance for the periods presented and to provide a tool for evaluating our ongoing operations. Adjusted operating income is defined as net income, adjusted to exclude income taxes, items that include, but are not limited to, significant charges or credits that impact current results, but are not related to our ongoing operations, unusual and infrequent non-operating items and non-operating tax settlements or adjustments, such as separation costs incurred to become a stand-alone public company and operating income associated with the Tethered Aerostat Radar System ("TARS") business, which was retained by Exelis. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives. Adjusted operating income, however, is not a measure of financial performance under generally accepted accounting principles in the United States of America ("GAAP") and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. A reconciliation of adjusted operating income from net income is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In millions)
Net income	$2	$19	$19	$68
Income tax expense	1	10	11	38
Operating income	3	29	30	106
TARS operating income (pretax)	(1)	(1)	(2)	(3)
Separation costs incurred to become a stand-alone public company (pretax)	7	—	13	—
Adjusted operating income	$9	$28	$41	$103
DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
(In millions)
Revenue	$301	$349	(13.8)%	$918	$1,185	(22.5)%
Cost of revenue	274	301	(9.0)%	826	1,014	(18.5)%
% of revenue	91.0%	86.2%		90.0%	85.6%
Selling, general and administrative	24	19	26.3%	62	65	(4.6)%
% of revenue	8.0%	5.4%		6.8%	5.5%
Operating income	3	29	(89.7)%	30	106	(71.7)%
Operating margin	1.0%	8.3%		3.3%	8.9%
Income tax expense	1	10	(90.0)%	11	38	(71.1)%
Effective income tax rate	35.4%	35.8%		35.7%	35.8%
Net Income	$2	$19	(89.5)%	$19	$68	(72.1)%

Three months ended September 30, 2014, compared to three months ended September 30, 2013
Revenue
Revenue for the three months ended September 30, 2014, was $301 million reflecting a decrease of $48 million or 13.8% as compared to the three months ended September 30, 2013. The decline in revenue was attributable mainly to lower activity Afghanistan based contracts. Programs with contract activity in Afghanistan experienced declines of approximately $56 million as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align to changing U.S. government priorities in Afghanistan.
Cost of Revenue
The decrease in cost of revenue of $27 million or 9.0% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan based programs.
Selling, General & Administrative ("SG&A") Expenses
For the three months ended September 30, 2014, SG&A expenses of $24 million increased by 26.3% as compared to $19 million for the three months ended September 30, 2013. The increase was driven by higher general corporate expenses of $7 million incurred for separation costs associated with becoming a stand-alone public company partially offset by cost reductions implemented during 2013 to align costs with revenue declines. Cost reductions included the administrative office closure in Doha, Qatar and additional indirect staff reductions based in Colorado Springs, Colorado as we implemented a leaner headquarters operating model.
Operating Income
Because of the foregoing, operating income for the three months ended September 30, 2014, decreased by $26 million or 89.7% as compared to the three months ended September 30, 2013. Operating income as a percentage of revenue was 1.0% for the three months ended September 30, 2014, compared to 8.3% for the three months ended September 30, 2013.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded as income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Net cumulative catch-up adjustments related to prior periods for the three months ended September 30, 2014, were de minimis, and for the three months ended September 30, 2013, increased operating income by approximately $5 million.
Income Tax Expense
We recorded income tax expense of $1 million and $10 million for the three months ended September 30, 2014 and 2013, respectively, which represented effective income tax rates of 35.4% and 35.8%, respectively.
Nine months ended September 30, 2014, compared to nine months ended September 30, 2013
Revenue
Revenue for the nine months ended September 30, 2014, was $918 million, reflecting a decrease of $267 million or 22.5% as compared to the nine months ended September 30, 2013. The decline in revenue was attributable mainly to lower activity in Middle East and Afghanistan based programs. Middle East based programs experienced revenue declines of $73 million as a result of base closures as the U.S. government consolidated contracting activity and reduced maintenance requirements as equipment was placed in storage due to reduced equipment requirements in-theater as the U.S. Government continues to reduce troop levels in the Middle East. Programs with contract activity in Afghanistan experienced declines of approximately $200 million as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced, to align to changing U.S. government priorities in Afghanistan.
Cost of Revenue
The decrease in cost of revenue of $188 million or 18.5% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased due to the declining leverage of certain program costs as a result of lower revenue in our Middle East and Afghanistan based programs.
Selling, General & Administrative (SG&A) Expenses
For the nine months ended September 30, 2014, SG&A expenses of $62 million decreased by 4.6% as compared to $65 million for the nine months ended September 30, 2013. The decrease was driven by cost reductions implemented during 2013 to align costs with revenue declines. Cost reductions include the administrative office closure in Doha, Qatar and additional indirect staff reductions based in Colorado Springs, Colorado as we implemented a leaner headquarters operating model. These decreases were partially offset by higher general corporate expenses of $13 million incurred in becoming a stand-alone public company.
Operating Income
Because of the foregoing, operating income for the nine months ended September 30, 2014, decreased by $76 million or 71.7% as compared to the nine months ended September 30, 2013. Operating income as a percentage of revenue was 3.3% for the nine months ended September 30, 2014, compared to 8.9% for the nine months ended September 30, 2013.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Net cumulative catch-up adjustments related to prior periods for the nine months ended September 30, 2014, were de minimis, and for the nine months ended September 30, 2013, increased operating income by approximately $39 million.
Income Tax Expense
We recorded income tax expense of $11 million and $38 million for the nine months ended September 30, 2014 and 2013, respectively, which represented effective income tax rates of 35.7% and 35.8%, respectively.
Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under indefinite delivery and indefinite quantity contracts. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual volumes may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to DoD programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Funded orders received decreased approximately $385 million to $1.2 billion during the nine months ended September 30, 2014, as compared to the same period in 2013 primarily due to the timing of several large funded awards received in the nine months ended September 30, 2013, on our Middle East and Afghanistan based programs.
Total backlog decreased by $676 million in the nine months ended September 30, 2014, due primarily to certain Middle East and Afghanistan programs won in 2010 and 2011 nearing the end of their five year period of performance contract life cycle. As of September 30, 2014, total backlog (funded and unfunded) was $2.2 billion.

	As of September 30, 2014	As of December 31, 2013
(In millions)
Funded backlog	$922	$647
Unfunded backlog	1,271	2,222
Total backlog	$2,193	$2,869

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditure and financing requirements. Subsequent to the Spin-off, we expect to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, cash on hand and access to capital markets.
If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that the arrangements in place at the time of the Spin-off will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all.
Prior to the Spin-off, the majority of our operations participated in U.S. and international cash management and funding arrangements managed by Exelis where cash was swept from our balance sheet daily and cash to meet our operating and investing needs was provided as needed by Exelis.
Transfers of cash both to and from these arrangements are reflected as a component of "Parent company equity" in the unaudited Condensed Combined Balance Sheets. The cash presented on our balance sheet consists of U.S. and international cash from subsidiaries that do not participate in these arrangements. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $3 million of our total $42 million in cash at September 30, 2014, is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a term loan in aggregate principal amount of $140 million and a five-year senior secured revolving credit facility (the "Revolver") which permits borrowings up to $75 million, of which $35 million will be available for the issuance of letters of credit (see Note 7, "Debt" in the Notes to the Condensed Combined Financial Statements (Unaudited)). Net proceeds from the term loan were used to fund a $136 million distribution to a subsidiary of Exelis on September 26, 2014. As of September 30, 2014, our cash balance was $42 million.

Dividends
We do not currently plan to pay a regular dividend on our common stock following the Spin-off. The declaration of any future cash dividends and if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.
Sources and Uses of Liquidity
The following table sets forth net cash provided by operating activities, investing and financing activities for the nine months ended September 30, 2014, and September 30, 2013.
Accounts receivable and unbilled receivables are the principal components of our working capital and are generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers and the timing of our billings. Our receivables reflect amounts billed to our customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date.
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 58 and 67 days as of September 30, 2014 and December 31, 2013, respectively. Strong collection activities during the three months ended September 30, 2014, was the primary reason for the lower DSO. We expect our DSO performance to return to normal levels for the three months ended December 31, 2014.

	Nine Months Ended September 30,
(In millions)	2014	2013
Operating Activities	$40	$—
Investing Activities	(2)	(1)
Financing Activities	(6)	(7)
Foreign Exchange	—	1
Net change in cash	$32	$(7)
Net cash provided by operating activities increased by $40 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to (i) changes in accounts payable of $25 million driven by the timing of payments to vendors, (ii) compensation and other employee benefits of $20 million driven primarily by the lower costs associated with the revenue decline, (iii) accounts receivable of $19 million due to favorable collections in 2014, (iv) deferred taxes of $13 million due to unbilled receivables in 2013 compared to 2014 and (v) other liabilities of $10 million due to the addition of the current portion of the long-term debt. These changes were partially offset by lower net income of $49 million.
Net cash of $2 million and $1 million was used in investing activities, primarily for capital expenditures, for the nine months ended September 30, 2014, and September 30, 2013.
Changes in cash provided by and used in financing activities for the nine months ended September 30, 2014, and the nine months ended September 30, 2013, were due to transfers to and from Exelis and the issuance of long-term debt. The components of net transfers include: (i) cash deposits from the Company to Exelis, (ii) cash borrowings Exelis used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, (iv) a distribution to a subsidiary of Exelis of $136 million, and (v) allocations of the corporate expenses of Exelis described in Note 10, “Related Party Transactions and Parent Company Equity,” in the Notes to Condensed Combined Financial Statements (Unaudited). In addition, the Company received $140 million from a term loan facility, net of $4 million of debt issuance costs (see Note 7, "Debt" in the Notes to the Condensed Combined Financial Statements (Unaudited)).
Capital Resources
At September 30, 2014, the Company held cash of $42 million, which included $3 million held by foreign subsidiaries, and had $75 million available under the Revolver which expires on September 17, 2019. We believe that our cash at September 30, 2014, as supplemented by cash flows from operations and the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.

Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of September 30, 2014:

	Payments Due by Period
(In millions)		Less than 1 Year
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Operating leases	$7	$2	$3	$2
Principal payments on Term Facility	140	11	28	101
Interest on Term Facility and Revolving Facility Fees	17	4	8	5
Total	$164	$17	$39	$108
At September 30, 2014, Vectrus had gross unrecognized tax benefits of $11 million, which are not reflected in the table above. We are unable to reasonably estimate the timing of liability payments arising from uncertain tax positions in individual years due to uncertainties in the timing of effective settlement of tax positions.
Off-Balance Sheet Arrangements
At December 31, 2013, we had no material off-balance sheet arrangements other than operating leases. There have been no material changes to our operating leases at September 30, 2014.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.
We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no material changes in our critical accounting policies and estimates as disclosed in the Registration Statement.
New Accounting Pronouncements
See Part I, Item 1, Note 2, "Recent Accounting Pronouncements" in the Notes to the Condensed Combined Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements and accounting standards updates.
FORWARD-LOOKING AND CAUTIONARY STATEMENT
Some of the information included herein includes forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward looking statements include, but are not limited to, statements about the separation of Vectrus, Inc. (the "Company") from Exelis Inc., the terms and the effect of the separation, the nature and impact of such a separation, capitalization of the Company, future strategic plans and other statements that describe the Company's business strategy, outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “may,” “could,” “outlook” and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable and involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in, or implied from, such forward-looking statements.
The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to risks and uncertainties relating to the Spin-off, including whether the Spin-off and the related transactions will result in any tax liability, the operational and financial profile of the Company after giving effect to the Spin-off, and the ability of the Company to operate as an independent entity; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; protests of new awards; our ability to submit and/or win all potential opportunities in our pipeline; government regulations and compliance therewith, including changes to the Department of Defense procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. Government's budget; our success in expanding our geographic footprint or broadening or customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operation; changes in our tax provisions or exposure to additional income tax liabilities; changes in GAAP; and other factors described in Item 1A, “Risk Factors,” and elsewhere in our Registration Statement on Form 10 declared effective by the SEC on September 8, 2014, and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. As a business area within Exelis prior to the Spin-off, Vectrus did not directly experience exposure to the impacts of certain market risks, including those related to equity price risk and interest rate risk. Following the Spin-off, we are subject to interest rate risk with our Term Loan Facility and our Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change associated with the Term Loan Facility would result in a $1.4 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2014. Based on such evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
We evaluated the changes in internal control over financial reporting that occurred during the three months ended September 30, 2014, and concluded that no change occurred in our internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under provisions relating to the protection of the environment.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.

See Part I, Item 1, Note 11, "Commitments and Contingencies" in the Notes to the Condensed Combined Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A,"Risk Factors," in our Registration Statement on Form 10 declared effective by the SEC on September 8, 2014 describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe there have been any material changes to the risk factors previously disclosed in the Registration Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS
Exhibit
Number     Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)

3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)

10.1
Distribution Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.2
Employee Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.3
Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.4
Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.5
Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.6
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.7
Employment Letter dated as of September 15, 2014, between Vectrus, Inc. and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.1 to the Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)

10.8
Employment Letter Agreement with Janet L. Oliver, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Vectrus, Inc.’s Registration Statement on Form 10 filed on August 14, 2014)

10.9
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 19, 2014)

10.10	Form of Indemnification Agreement for Directors of Vectrus, Inc. +

10.11	Vectrus, Inc. 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 4.3 of Vectrus, Inc.’s Registration Statement on Form S-8 filed on September 24, 2014)

10.12	Vectrus, Inc. Annual Incentive Plan +

10.13	Vectrus, Inc. Annual Incentive Plan for Executive officers +

10.14	Vectrus 401(k) Plan +

10.15	Vectrus Systems Corporation Excess Savings Plan +

10.16	Vectrus, Inc. Severance Plan +

10.17	Vectrus, Inc. Enhanced Severance Pay Plan +

10.18	Vectrus, Inc. Senior Executive Severance Pay Plan +

10.19	Vectrus, Inc. Special Senior Executive Severance Pay Plan +

10.20	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Employee Director (Stock Settled) +

10.21	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - General Grant - Stock Settled +

10.22	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Award Agreement - General Grant - Cash Settled +

10.23	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant +

10.24	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - 2013 TSR Stock Replacement - Stock Settled +

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

(32.1)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Combined Statements of Income, (ii) Condensed Combined Statements of Comprehensive Income, (iii) Condensed Combined Balance Sheets, (iv) Condensed Combined Statements of Cash Flows and (v) Notes to Condensed Combined Financial Statements. +*

+ Indicates this document is filed as an exhibit herewith.
*Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ Kristi K. Correa
Kristi K. Correa
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: November 10, 2014

EXHIBIT INDEX
Exhibit
Number     Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)

3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)

10.1
Distribution Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.2
Employee Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.3
Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.4
Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.5
Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.6
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.7
Employment Letter dated as of September 15, 2014, between Vectrus, Inc. and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.1 to the Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)

10.8
Employment Letter Agreement with Janet L. Oliver, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Vectrus, Inc.’s Registration Statement on Form 10 filed on August 14, 2014)

10.9
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 19, 2014)

10.10	Form of Indemnification Agreement for Directors of Vectrus, Inc. +

10.11	Vectrus, Inc. 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 4.3 of Vectrus, Inc.’s Registration Statement on Form S-8 filed on September 24, 2014)

10.12	Vectrus, Inc. Annual Incentive Plan +

10.13	Vectrus, Inc. Annual Incentive Plan for Executive officers +

10.14	Vectrus 401(k) Plan +

10.15	Vectrus Systems Corporation Excess Savings Plan +

10.16	Vectrus, Inc. Severance Plan +

10.17	Vectrus, Inc. Enhanced Severance Pay Plan +

10.18	Vectrus, Inc. Senior Executive Severance Pay Plan +

10.19	Vectrus, Inc. Special Senior Executive Severance Pay Plan +

10.20	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Employee Director (Stock Settled) +

10.21	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - General Grant - Stock Settled +

10.22	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Award Agreement - General Grant - Cash Settled +

10.23	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant +

10.24	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - 2013 TSR Stock Replacement - Stock Settled +

(31.1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

(31.2)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

(32.1)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(32.2)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

(101)
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Combined Statements of Income, (ii) Condensed Combined Statements of Comprehensive Income, (iii) Condensed Combined Balance Sheets, (iv) Condensed Combined Statements of Cash Flows and (v) Notes to Condensed Combined Financial Statements. +*

+ Indicates this document is filed as an exhibit herewith.
*Submitted electronically with this report.