Form 10-Q
period 2015-03-27
Vectrus, Inc.
filed 2015-05-06
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).    Yes  ☐ No  ☑
As of May 4, 2015 there were 10,529,517 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 27,	March 29,
(In thousands, except per share data)	2015	2014
Revenue	$260,920	$303,951
Cost of revenue	236,382	267,934
Selling, general and administrative expenses	15,183	18,461
Operating income	9,355	17,556
Interest (expense) income, net	(1,596)	22
Income from continuing operations before income taxes	7,759	17,578
Income tax expense	2,794	6,343
Net income	$4,965	$11,235

Earnings per share ¹
Basic	$0.47	$1.07
Diluted	$0.46	$1.07
Weighted average common shares outstanding - basic	10,495	10,474
Weighted average common shares outstanding - diluted	10,780	10,474

¹ For periods ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which the Vectrus common stock was distributed to the shareholders of Exelis Inc.

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 27,	March 29,
(In thousands)	2015	2014
Net income	$4,965	$11,235
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,254)	607
Total comprehensive income	$3,711	$11,842

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27,	December 31,
(In thousands, except share information)	2015	2014
Assets	(unaudited)
Current assets
Cash	$28,749	$42,823
Receivables	212,321	202,732
Costs incurred in excess of billings	9,601	7,112
Other current assets	22,658	10,883
Total current assets	273,329	263,550
Plant, property and equipment, net	8,480	8,920
Goodwill	216,930	216,930
Long-term debt issuance costs, net	3,331	3,516
Other non-current assets	6,705	6,575
Total non-current assets	235,446	235,941
Total Assets	$508,775	$499,491
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$104,446	$114,487
Billings in excess of costs	10,773	5,806
Compensation and other employee benefits	33,187	36,580
Deferred tax liability	24,610	25,414
Short-term debt	16,375	11,375
Other accrued liabilities	52,156	37,073
Total current liabilities	241,547	230,735
Long-term debt	121,000	126,000
Deferred tax liability	74,070	75,337
Other non-current liabilities	13,105	13,544
Total non-current liabilities	208,175	214,881
Total liabilities	449,722	445,616
Commitments and contingencies (Note 14)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,528,031 and 10,484,974 shares issued and outstanding	105	105
Additional paid in capital	54,434	52,967
Retained earnings	8,296	3,331
Accumulated other comprehensive loss	(3,782)	(2,528)
Total shareholders' equity	59,053	53,875
Total Liabilities and Shareholders' Equity	$508,775	$499,491
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 27,	March 29,
(In thousands)	2015	2014
Operating activities
Net income	$4,965	$11,235
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	920	735
Stock-based compensation	1,879	—
Amortization of debt issuance costs	185	—
Changes in assets and liabilities:
Receivables	(9,589)	(42,219)
Other assets	(14,409)	(1,847)
Accounts payable	(10,784)	(9,087)
Billings in excess of costs	4,967	(7,184)
Deferred taxes	(2,071)	(381)
Compensation and other employee benefits	(3,393)	(10,577)
Other liabilities	101	2,874
Net cash used in operating activities	(27,229)	(56,451)
Investing activities
Purchases of capital expenditures	(465)	(507)
Net cash used in investing activities	(465)	(507)
Financing activities
Proceeds from insurance financing	14,857	—
Payment of employee withholding taxes on share-based compensation	(724)	—
Transfer to Former Parent, net	—	53,913
Net cash provided by financing activities	14,133	53,913
Exchange rate effect on cash	(513)	(38)
Net change in cash	(14,074)	(3,083)
Cash-beginning of year	42,823	10,446
Cash-end of period	$28,749	$7,363
Supplemental Disclosure of Cash Flow Information:
Interest paid	$915	$7
Income taxes paid	$37	$—
Non-cash investing activities:
Purchase of capital expenditures on account	$34	$24
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
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
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus).
Separation from Exelis Inc.
On September 27, 2014, Vectrus was spun-off from Exelis (the Spin-off). Prior to the Spin-off, Vectrus was Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. Effective as of 12:01 a.m., Eastern Time on September 27, 2014 (the Distribution Date), the common stock of Vectrus was distributed, on a pro rata basis, to Exelis shareholders of record as of the close of business on September 18, 2014 (the Record Date). On the Distribution Date, each of the shareholders of Exelis received one share of Vectrus common stock for every 18 shares of common stock of Exelis held on the Record Date. The Spin-off was completed pursuant to the Distribution Agreement, dated September 25, 2014, between Exelis and Vectrus (the Distribution Agreement). After the Distribution Date, Exelis did not beneficially own any shares of Vectrus common stock.
Vectrus' Registration Statement on Form 10 was declared effective by the Securities Exchange Commission (SEC) on September 8, 2014 (See Note 13, "Transactions with Former Parent").
In connection with the Spin-off, Vectrus entered in to a term loan agreement to fund a $136.3 million distribution to a subsidiary of Exelis that occurred on September 26, 2014. Specifically, on September 17, 2014, Vectrus entered into a $140.0 million term loan (See Note 6, "Debt").
Principles of Consolidation
Vectrus consolidates companies in which it has a controlling financial interest. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the unaudited condensed consolidated and combined statements of income. All intercompany transactions and balances between programs have been eliminated.
Principles of Combination and Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (March 27, 2015 for the first quarter of 2015 and March 29, 2014 for the first quarter of 2014), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited condensed consolidated and combined financial statements reflect the consolidated operations of Vectrus as a separate stand-alone entity beginning on September 27, 2014. Our historical unaudited condensed consolidated and combined financial statements have been prepared on a stand-alone basis and have been derived from the consolidated financial statements of Exelis and accounting records of Exelis. The unaudited condensed consolidated and combined financial statements reflect our results of operations and cash flows as we were historically managed, in conformity with U.S. generally accepted accounting principles (GAAP).

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
All intercompany transactions and balances between programs have been eliminated. Prior to September 27, 2014, all intercompany transactions between Vectrus and Exelis have been included in these unaudited condensed consolidated and combined financial statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the unaudited condensed consolidated and combined statements of cash flows as a financing activity.
The financial statements presented in this Quarterly Report on Form 10-Q represent:
(i) periods prior to September 27, 2014 when we were part of Exelis (referred to as "unaudited condensed combined financial statements") and
(ii) the period as of and subsequent to September 27, 2014 when we became a separate publicly-traded company (referred to as "unaudited condensed consolidated financial statements").
Prior to September 27, 2014, our unaudited condensed consolidated and combined financial statements included expenses of Exelis allocated to us for certain functions provided by Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses had been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the organization of our operations, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our Spin-off from Exelis, we began performing these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Exelis under a transition services agreement, which generally has a term of one year or less for most services to be provided (See Note 13, "Transactions with Former Parent"). In addition, in support of ongoing business, we have entered into subcontracts with Exelis whereby either we or Exelis serve as a subcontractor to the other on certain government contracts.
Exelis used a centralized approach to cash management and financing of its operations. Prior to the Spin-off, the majority of our cash was transferred to Exelis daily and Exelis funded our operating and investing activities as needed. Cash transfers to and from the cash management accounts of Exelis are reflected in the unaudited condensed consolidated and combined statements of cash flows as “Transfer to Former Parent, net.”
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
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on units of delivery or percentage of costs incurred to total costs. For units of delivery, revenue and profits are recognized based upon the ratio of actual units delivered to estimated total units to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as Billings in excess of costs in the accompanying unaudited condensed consolidated balance sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined and are recorded as a component of cost of revenue. Changes in contract revenue and cost estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenue, cost of revenue and profit in the period in which such changes are made, based on a contract’s percentage of completion. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss.
Cumulative catch-up adjustments are presented in the following table:

	Three Months Ended
	March 27,	March 29,
(In thousands)	2015	2014
Favorable adjustments	$2,836	$3,571
Unfavorable adjustments	(1,773)	(791)
Net favorable adjustments	$1,063	$2,780
For the three months ended March 27, 2015 and March 29, 2014, we generated approximately 90.5% and 89.0%, respectively, of our total revenue from the U.S. Army. Our four largest contracts, in aggregate, amounted to approximately $183.3 million, or 70.0%, and $206.7 million, or 68.0%, of our total revenue for the three months ended March 27, 2015 and March 29, 2014, respectively.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of issuance	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standards Update 2014-09, Revenue from Contracts with Customers
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.
		May 2014	We are currently evaluating the effect the standard is expected to have on the Company's financial statements and related disclosures.
Other new pronouncements issued but not effective until after March 27, 2015 are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended March 27, 2015, the Company recorded an income tax provision of $2.8 million, or 36.0%, of income from continuing operations before income taxes compared to $6.3 million, or 36.1%, during the same prior year period. The effective income tax rate varies from the federal statutory rate of 35% primarily due to the impact of state taxes and non-deductible expenses.
Uncertain Tax Position
As of March 27, 2015 and December 31, 2014, unrecognized tax benefits were $7.6 million. We anticipate that approximately $6.9 million of the unrecognized tax benefits would, if recognized, affect our effective tax rate. We believe the majority of our uncertain tax positions at March 27, 2015 will significantly decrease within twelve months of the reporting date due to the resolution of examinations.
NOTE 4
EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the dilutive effect of share-based compensation outstanding after application of the treasury stock method. For the three months ended March 27, 2015, less than 0.1 million shares were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended
	March 27,	March 29,
(In thousands)	2015	2014
Net income	$4,965	$11,235

Weighted average common shares outstanding ¹	10,495	10,474
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	285	—
Diluted weighted average common shares outstanding ¹	10,780	10,474

Earnings per share
Basic	$0.47	$1.07
Diluted	$0.46	$1.07

¹ For periods ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which the Vectrus common stock was distributed to the shareholders of Exelis Inc.

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	March 27,	December 31,
(In thousands)	2015	2014
Billed receivables	$51,848	$41,997
Unbilled contract receivables	160,473	160,735
Receivables	$212,321	$202,732
All billed receivables are due from the U.S. government, either directly as prime contractor to the government or as subcontractor to another prime contractor to the U.S. government, as of March 27, 2015 and December 31, 2014, respectively. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $4.8 million of our unbilled contract receivables as of March 27, 2015 may not be collected within the next 12 months. These amounts relate to requests for equitable adjustments and contract line item realignments with our customers.
As part of the Spin-off, Exelis indemnified Vectrus for a receivable of approximately $11.4 million. As of March 27, 2015, the receivable balance was $10.3 million due to the effect of foreign currency translation during the period. The Company had a corresponding liability of $10.3 million as we are required to remit payment to Exelis for amounts collected related to the indemnified receivable.
NOTE 6
DEBT
Credit Agreement
On September 17, 2014, Vectrus entered into a Credit Agreement (the Credit Agreement) by and among Vectrus, our 100% owned subsidiary Vectrus Systems Corporation (VSC), as the Borrower, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provided for $215.0 million in senior secured financing, consisting of a $140.0 million term loan facility (the Term Facility) and a $75.0 million revolving credit facility (the Revolver and, together with the Term Facility, the Senior Secured Credit Facilities). The net proceeds from the Term Facility were used to pay a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. The Revolver is available for working capital, capital expenditures, and other general corporate purposes. In connection with the Credit Agreement, the Company paid $3.7 million in debt financing fees, which were capitalized as debt issuance costs and are included in Long-term debt issuance costs, net in the unaudited condensed consolidated balance sheets. The debt issuance costs are being amortized as an adjustment to Interest expense over the remaining life of the Credit Agreement.
Term Facility
The Term Facility consists of a five-year term loan in an aggregate principal amount of $140.0 million. The full amount of the term loan was made in a single drawing on September 26, 2014. As of March 27, 2015, the balance outstanding for the Term Facility was $137.4 million. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one; 10% in each of years two and three, 15% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. In addition to the quarterly installments, the Company intends to prepay $5.0 million over the next twelve months.

Revolver
The Revolver consists of a five-year senior secured revolving credit facility with aggregate commitments in an amount equal to $75.0 million, of which up to $35.0 million is available for the issuance of letters of credit, and includes a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of March 27, 2015, there were six letters of credit outstanding in the aggregate amount of $14.3 million, which reduced our borrowing availability to $60.7 million under the Revolver.
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

•
50% of excess cash flow with step-downs to 25% and 0% based on certain leverage ratios, commencing with fiscal year ending December 31, 2015. Any voluntary prepayments made by the Company that exceed the schedule payments for a specific year will be applied against the required step-down amount for that specific year.

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
As of March 27, 2015, the maximum amount of dividends the Company could distribute was $5.0 million. In addition, Vectrus is required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) of 3.50 to 1.00, with step-downs to 3.00 to 1.00 beginning with the third fiscal quarter of 2015 and 2.75 to 1.00 beginning with the first fiscal quarter of 2016 and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of March 27, 2015, the Company had a total consolidated indebtedness to EBITDA of 3.02 to 1:00 and consolidated EBITDA to consolidated interest expense of 7.15 to 1:00. The Company was in compliance with all financial covenants related to the Senior Secured Credit Facilities as of March 27, 2015.
Interest Rates and Fees
Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at the option of VSC, at a per annum rate of (i) LIBOR plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin for borrowings under the Senior Secured Credit Facilities is subject to a leverage-based pricing grid with the LIBOR rate ranging from 2.50% to 3.00%. The interest rate under the Senior Secured Credit Facilities at March 27, 2015 was 2.93%.
During an event of default, overdue principal under the Senior Secured Credit Facilities may bear interest at a rate of 2.00% in excess of the otherwise applicable rate of interest. On and after the funding date, VSC pays a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50% depending on the leverage ratio.
The fair value of the Company's long-term debt approximates the carrying value as of March 27, 2015 because the term loan bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to the Company for debt with similar terms and maturities for non-public debt.
Carrying values and fair values of the Term Facility in the unaudited condensed consolidated balance sheets are as follows:

	March 27, 2015
(In thousands)	Carrying Amount	Fair Value
Long-term debt, including short term portion	$137,375	$137,375
NOTE 7
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits were comprised of the following:

	March 27,	December 31,
(In thousands)	2015	2014
Accrued salaries and wages	$14,081	$13,919
Accrued bonus	1,336	4,528
Accrued employee benefits	17,770	18,133
Total	$33,187	$36,580

Other accrued liabilities were comprised of the following:

	March 27,	December 31,
(In thousands)	2015	2014
Workers' compensation, auto and general liability reserve	$9,591	$9,637
Exelis indemnified receivable obligation	10,281	11,411
Insurance financing	14,857	—
Accrued liabilities	17,427	16,025
Total	$52,156	$37,073
NOTE 8
GOODWILL
Goodwill at March 27, 2015 of $216.9 million remained unchanged from December 31, 2014. There was no goodwill impairment during the three months ended March 27, 2015. We conduct our annual impairment testing as of the first day of the fourth fiscal quarter.
NOTE 9
LEASES
Capital Leases
The Company did not enter into any capital leases during the three months ended March 27, 2015 and it acquired less than $0.1 million of vehicles and equipment using capital leases during the three months ended March 29, 2014. There was $0.1 million of depreciation on capital leases during both of the three months ended March 27, 2015 and March 29, 2014. Capital lease terms vary in length from twenty-four to sixty months. The liabilities for these capital leases are included in “Other accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.
The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 27, 2015:

(In thousands)
2015	$270
2016	309
2017	73
2018	62
2019	52
Total minimum lease payments	766
Less: estimated executory costs	—
Net minimum lease payments	766
Less: amount representing interest	(23)
Present value of minimum lease payments	$743
Capital leases consisted of the following:

	March 27,	December 31,
(In thousands)	2015	2014
Other accrued liabilities	$363	$380
Other long-term liabilities	396	543
Total	$759	$923

NOTE 10
RESTRUCTURING
We have initiated various restructuring activities in our business during the past two years. The restructuring activities focus on various aspects of our operations, including closing certain facilities, rationalizing headcount, and aligning operations in the most strategic and cost efficient manner.
           For both the three months ended March 27, 2015 and March 29, 2014, there was no expense related to severance and related benefit costs.
The Company expects substantially all remaining severance payments to be paid out by the third quarter of 2015 pursuant to agreements entered into with affected employees and we do not expect to incur significant additional charges related to these actions in future periods.
The severance and related benefit costs and their utilization for the three months ended March 27, 2015 are summarized in the table below:

(In thousands)
Balance, December 31, 2014	$750
Adjustments	(21)
Severance and benefit related costs	—
Payments	(201)
Balance, March 27, 2015	$528
The severance and related benefit costs and their utilization for the three months ended March 29, 2014 are summarized in the table below:

(In thousands)
Balance, December 31, 2013	$1,274
Adjustments	—
Severance and benefit related costs	—
Payments	(756)
Balance, March 29, 2014	$518
NOTE 11
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan requires us to match a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $0.5 million and $1.0 million for the three months ended March 27, 2015 and March 29, 2014, respectively.
On September 11, 2014, the Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to the Company's tax-qualified plans, the Company established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of March 27, 2015, the Company had accrued $0.2 million of contributions.

NOTE 12
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan to govern awards granted to Vectrus employees and directors including nonqualified stock options (NQOs), incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and other awards that may include, without limitation, unrestricted shares, the payment of shares in lieu of cash, the payment of cash based on attainment of performance goals, service conditions or other goals and the payment of shares in lieu of cash under other Company incentive or bonus programs. We account for NQOs and RSUs as equity-based compensation awards. Total shareholder return (TSR) awards described below and cash settled RSUs are accounted for as liability-based compensation awards.
The following table provides the impact of stock-based compensation in our unaudited condensed consolidated and combined statements of income:

Three Months Ended
March 27,
(In thousands)	2015
Compensation costs for equity-based awards	$1,758
Compensation costs for liability-based awards	121
Total compensation costs, pre-tax	$1,879
Future tax benefit	$676
At March 27, 2015, total unrecognized compensation costs related to equity-based awards and liability-based awards were $7.3 million and $0.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.74 years and 1.81 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the three months ended March 27, 2015:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2015	446	$17.43	423	$19.28
Granted	54	$32.04	68	$32.04
Exercised	—	$0.00	—	$0.00
Vested	—	$0.00	(80)	$17.28
Forfeited or expired	—	$0.00	—	$0.00
Outstanding at March 27, 2015	500	$19.00	411	$21.78
During the three months ended March 27, 2015, we granted long-term incentive awards to employees consisting of 53,834 NQOs and 67,929 RSUs with respective weighted average grant date fair values per share of $12.65 and $32.04, respectively. The NQOs expire ten years from the date of the grant and vest in one-third increments over three years following the date of the grant. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. Stock compensation expense will be recognized ratably over the vesting period of the awards. The RSUs vest in one-third increments on each of the three anniversary dates following the grant date. The fair value of the RSUs was determined based on the closing price of Vectrus common stock on the date of grant.

The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following assumptions were utilized in deriving the fair value for NQOs granted on March 4, 2015 under the Black-Scholes model:

Expected volatility	34.2%
Expected life (in years)	7.0
Risk-free rates	2.01%
Weighted-average grant date fair value per share	$12.65
Total Shareholder Return Awards
TSR awards are granted, subject to a three-year performance period, and any payments earned are made in cash following completion of the performance period, according to the achievement of specified performance goals. TSR awards provide performance-based cash award incentives to our key employees. During the three months ended March 27, 2015, we granted 2015 TSR awards with an aggregate target value of $1.7 million. The TSRs will be cash settled at the end of a three-year performance period. The fair value of TSR awards is measured quarterly and based on the Company’s performance relative to the performance of the Aerospace and Defense companies in the S&P 1500 index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value. As of March 27, 2015, the Company recorded less than $0.1 million in expense related to the 2015 TSR awards.
NOTE 13
TRANSACTIONS WITH FORMER PARENT
The unaudited condensed consolidated and combined financial statements have been prepared on a stand-alone basis. However, prior to September 27, 2014, they were derived from the consolidated and combined financial statements and accounting records of Exelis.
Allocation of General Corporate Expenses
Prior to September 27, 2014 these unaudited condensed consolidated and combined financial statements included expense allocations for certain functions provided by Exelis as well as other Exelis employees not solely dedicated to the Company, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. For the three months ended March 29, 2014, we were allocated $7.8 million of general corporate expenses incurred by Exelis which are primarily included within Selling, general and administrative (SG&A) expenses in the unaudited condensed consolidated and combined statements of income.
The expense allocations from Exelis discussed above include costs associated with defined benefit pension and other post-retirement benefit plans (the Shared Plans) sponsored by Exelis in which some of our employees participate. We accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. Subsequent to September 27, 2014, the date the employees' benefits were frozen in the plans, we did not incur further costs for the Shared Plans and all assets and liabilities related to the Shared Plans remain with Exelis.
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

Separation Agreements
Following the Spin-off, Vectrus and Exelis began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Vectrus and Exelis following the Spin-off and to provide mechanisms for an orderly transition, on September 27, 2014, Vectrus and Exelis executed the various agreements that will govern the ongoing relationships between and among the companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, a Technology License Agreement and a Transitional Trademark License Agreement.
For the three months ended March 27, 2015, charges incurred as a result of the services provided to Vectrus by Exelis under the Master Transition Service Agreement, were $1.0 million and no charges were incurred related to the this agreement for services provided by Vectrus to Exelis. As of March 27, 2015 and December 31, 2014, total payables due from Vectrus to Exelis were $1.0 million and $1.4 million, respectively. Total receivables due to Vectrus from Exelis were $0.1 million as of March 27, 2015.
NOTE 14
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to environmental matters, employment matters and commercial or contractual disputes.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, as of March 27, 2015, will have a material adverse effect on our cash flow, results of operations, or financial condition.
Environmental
Any environmental liabilities as of the date of the Spin-off were retained by Exelis as set forth in the Distribution Agreement and accordingly, after the Spin-off the Company eliminated the liability and recorded a contribution to capital. As of March 27, 2015, we were not aware of any material outstanding environmental liabilities.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and notes thereto included in this quarterly report on Form 10-Q as well as the audited consolidated and combined financial statements and the notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking and Cautionary Statements" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus, Inc. (Vectrus, the Company, our company, we, us and our) is a leading provider of services to the U.S. government worldwide. We operate in a single segment and offer services in three major capability areas: infrastructure asset management, logistics and supply chain management, and information technology and network communication. Our infrastructure asset management services support the U.S. Army, Air Force and Navy and include infrastructure services, security, warehouse management and distribution, ammunition management, military base maintenance and operations, communications, emergency services, transportation, and life support activities at a number of critical global military installations. Our logistics and supply chain management services support and maintain the vehicle and equipment stocks of the U.S. Army and Marine Corps. Our information technology and network communication services consist of sustainment of communications systems, network security, systems installation and full life cycle management of information technology systems for the U.S. Army, Air Force and Navy.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended March 27, 2015, we had revenue of $260.9 million, all of which was derived from U.S. government customers.
Separation from Exelis
On September 27, 2014, Vectrus was spun-off from Exelis. Prior to the Spin-off, Vectrus was formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment.
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
Executive Summary
Vectrus reported revenue of $260.9 million for the three months ended March 27, 2015, a decrease of approximately $43.0 million, or 14.2%, from the $304.0 million revenue reported for the three months ended March

29, 2014. This decrease was driven primarily by lower program activity in Afghanistan as a result of U.S. troop withdrawals and lower service level requirements on our contracts in Afghanistan.
Operating income for the three months ended March 27, 2015, was $9.4 million, reflecting a decrease of approximately $8.2 million, or 46.7%, compared to the three months ended March 29, 2014, due to lower revenue driven by lower program activity in Afghanistan as a result of U.S. troop withdrawals partially offset by lower general corporate expenses incurred for separation costs associated with becoming a stand-alone public company. (See Key Performance and Non-GAAP Measures.)
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded as income in the periods in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting for the three months ended March 27, 2015 and March 29, 2014, increased operating income by approximately $1.1 million and $2.8 million, respectively.
Revenue derived from services ultimately sold to the U.S. government for contracts based in Afghanistan totaled $43.6 million and $80.7 million for the three months ended March 27, 2015 and March 29, 2014. U.S. funding for programs in Afghanistan has decreased in recent periods, and is expected to continue to decrease as the U.S. government reduces the U.S. presence in Afghanistan. In May 2014, the Obama Administration announced its plan to steadily withdraw U.S. Forces in Afghanistan by 2016. In March 2015, in a joint U.S. and Afghanistan statement, the Obama Administration announced the U.S. will maintain its current posture of 9,800 troops in Afghanistan through the end of 2015. The specific trajectory of the 2016 U.S. troop drawdown will be established later in 2015 to enable the U.S. troop consolidation to a Kabul-based embassy presence by the end of 2016. This withdrawal of military personnel and the subsequent reduction of funding for security and training activities in Afghanistan by the U.S. government will continue to have an adverse effect on our revenue and operating income.
Further details related to the three months ended March 27, 2015, compared to the three months ended March 29, 2014 are contained in the Discussion of Financial Results section.
Recent Developments
Vectrus was awarded a number of U.S. government contracts in 2014, three of which we believe will have a significant impact on revenue in future years. On October 31, 2014, a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance. Under this contract we will operate and maintain Thule Air Base (AB), providing services such as civil engineering, airfield/water port operations, fuels management, transportation, non-secure communications, environmental management, food services, medical/public health, supply, recreation and community services. The location of performance is Thule AB, Greenland. The work is expected to be complete by September 30, 2022, which is the final completion date of the last option. Although in February 2015, the U.S. Government Accounting Office denied the protests filed by three unsuccessful competitors, all three of them have filed a subsequent protest with the Court of Federal Claims. We expect the Court of Federal Claims to issue a decision on the protests in 2015. As of March 27, 2015, we are moving forward with the phase-in, as directed by the customer.
The second contract is with the U.S. Army Corps of Engineers and was awarded on August 15, 2014. Under this contract, we will provide information management and information technology support services to more than 37,000 U.S. Army Corps of Engineer customers to include rapid response for emergency operations as well as engineering and design services for future upgrades and modernizations. The contract value is approximately $517 million and it has a five-year duration. We received a notice to proceed on the contract in January 2015 and have begun phase-in efforts.
The third contract is with the U.S. Air Forces in Europe and was awarded on September 17, 2014. Under the contract, we will provide civil engineering, airfield support, facilities support, transportation and warehousing support for all U.S. Air Force bases in Turkey and in Spain. The contract value is approximately $458 million and has a seven-year duration. The contract transition began in January of 2015 and full performance started in March of 2015.

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
The total fiscal year 2016 DoD budget request is $585.3 billion, 4.4% higher in comparison to the enacted total fiscal year 2015 DoD budget. The fiscal year 2016 DoD base budget request is $534.3 billion, 7.7% higher in comparison to the enacted fiscal year 2015 base budget. However, the fiscal 2016 base budget request is $36 billion above the limitations mandated by the Budget Control Act. The fiscal year 2016 DoD OCO budget request is $50.9 billion, 20.8% lower in comparison to the enacted fiscal year 2015 DoD OCO budget.
The President's fiscal year 2016 total budget request for DoD Infrastructure Operations and Maintenance (O&M) increased $3.7 billion to $250.0 billion versus the 2015 enacted amount of $246.3 billion. The President's fiscal year 2016 base budget request for DoD O&M, which is above the limit of the Budget Control Act, increased $14.5 billion to $209.8 billion versus the 2015 enacted amount of $195.4 billion. The President's fiscal year 2016 OCO budget request for DoD O&M reduces the 2015 enacted amount from $51.0 billion to $40.2 billion.
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
Our programs generally face declining revenue streams going forward, in particular with programs related to the support of ongoing operations in Afghanistan. Programs related specifically to the support of ongoing operations in Afghanistan are subject to changes in the level of U.S. commitment. In May 2014, the Obama Administration announced its plan to steadily withdraw U.S. Forces in Afghanistan by 2016. In March 2015, in a joint U.S. and Afghanistan statement, the Obama Administration announced the U.S. will maintain its current posture of 9,800 troops in Afghanistan through the end of 2015. The specific trajectory of the 2016 U.S. troop drawdown will be established later in 2015 to enable the U.S. troop consolidation to a Kabul-based embassy presence by the end of 2016. This expectation is reflected in our strategic business plan as well as in our efforts to win new business. We believe we are well positioned to address emerging opportunities with the U.S. government around the world.
The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form

10-K for the year ended December 31, 2014 and the matters identified under the caption “Forward-Looking and Cautionary Statements" herein.
Key Performance and Non-GAAP Measures
The primary financial performance measures Vectrus uses to manage its businesses and monitor results of operations are revenue trends and operating income trends. Management believes that these financial performance measures are the primary drivers for Vectrus’ earnings and net cash from operating activities. Operating income represents revenue less both cost of revenue and SG&A expenses.
We define operating margin as operating income divided by revenue. Cost of revenue consists of labor, subcontracting costs, materials, and an allocation of indirect costs, which includes service center transaction costs. SG&A expenses consist of indirect labor costs (including wages and salaries for executives and administrative personnel), bid and proposal expenses and other general and administrative expenses not allocated to cost of revenue.
We manage the nature and amount of costs at the program level, which forms the basis for estimating our total costs and profitability. Management evaluates its contracts and business performance by focusing on revenue, operating income and operating margin. This is consistent with our approach for managing our business, which begins with management’s approach for assessing the bidding opportunity for each contract and then managing contract profitability throughout the performance period.
In addition to the key performance measures discussed above, we consider adjusted operating income to be useful to management and investors in evaluating our operating performance for the periods presented and to provide a tool for evaluating our ongoing operations. Adjusted operating income is defined as net income, adjusted to exclude: income taxes; interest expense; items that may include, but are not limited to, other income; significant charges or credits that impact current results but are not related to our ongoing operations; unusual and infrequent non-operating items and non-operating tax settlements or adjustments, such as separation costs incurred to become a stand-alone public company and operating income associated with the Tethered Aerostat Radar System (TARS) program, which was retained by Exelis. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives. Adjusted operating income, however, is not a measure of financial performance under GAAP and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. A reconciliation of adjusted operating income from net income is provided below.

	Three Months Ended
	March 27,	March 29,
(In thousands)	2015	2014
Net income	$4,965	$11,235
Income tax expense	2,794	6,343
Interest (expense) income	(1,596)	22
Operating income	9,355	17,556
Operating margin	3.6%	5.8%
TARS operating income (pretax)	—	(902)
Separation costs to become a stand-alone public company (pretax)	146	2,110
Adjusted operating income	$9,501	$18,764

Adjusted operating margin	3.6%	6.3%

DISCUSSION OF FINANCIAL RESULTS
Three months ended March 27, 2015 compared to three months ended March 29, 2014
Selected financial highlights are presented in the table below:

	Three Months Ended		Change
	March 27,	March 29,
(In thousands)	2015	2014	$	%
Revenue	$260,920	$303,951	$(43,031)	(14.2)%
Cost of revenue	236,382	267,934	(31,552)	(11.8)%
% of revenue	90.6%	88.2%
Selling, general and administrative	15,183	18,461	(3,278)	(17.8)%
% of revenue	5.8%	6.1%
Operating income	9,355	17,556	(8,201)	(46.7)%
Operating margin	3.6%	5.8%
Interest (expense) income, net	(1,596)	22	(1,618)	(7,354.5)%
Income before taxes	7,759	17,578	(9,819)	(55.9)%
% of revenue	3.0%	5.8%
Income tax expense	2,794	6,343	(3,549)	(56.0)%
Effective income tax rate	36.0%	36.1%
Net Income	$4,965	$11,235	$(6,270)	(55.8)%
% of revenue	1.9%	3.7%
Revenue
Revenue for the three months ended March 27, 2015, was $260.9 million reflecting a decrease of approximately $43.0 million, or 14.2%, as compared to the three months ended March 29, 2014. The decline in revenue was attributable mainly to lower activity for our Afghanistan-based contracts. Programs with contract activity in Afghanistan experienced declines of approximately $37.1 million as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align to changing U.S. government priorities in Afghanistan. The decrease in revenue was also due to a $10.2 million decrease in domestic programs due to revenue earned during the three months ended March 29, 2014 associated with the Tethered Aerostat Radar System (TARS) program, which was retained by Exelis as of the Spin-off.
Cost of Revenue
The decrease in cost of revenue of $31.6 million, or 11.8%, for the three months ended March 27, 2015, as compared to the three months ended March 29, 2014, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan-based programs.
Selling, General & Administrative Expenses
For the three months ended March 27, 2015, SG&A expenses of $15.2 million decreased by 17.8% as compared to $18.5 million for the three months ended March 29, 2014. The decrease was driven by cost reductions implemented during 2014 to align costs with anticipated revenue declines and lower general corporate expenses incurred for separation costs associated with becoming a stand-alone public company. Cost reductions included staff reductions based in Colorado Springs, Colorado as we implemented a leaner headquarters operating model.

Operating Income
Operating income for the three months ended March 27, 2015, decreased by $8.2 million, or 46.7%, as compared to the three months ended March 29, 2014. Operating income as a percentage of revenue was 3.6% for the three months ended March 27, 2015, compared to 5.8% for the three months ended March 29, 2014.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded as income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Aggregate cumulative catch-up adjustments for the three months ended March 27, 2015 and March 29, 2014, increased operating income by approximately $1.1 million and $2.8 million, respectively. Aggregate cumulative catch-up adjustments for the three months ended March 27, 2015 and March 29, 2014 relate to operational efficiencies related primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts, decreased subcontract work as we in-sourced work at reduced costs, and lower administrative support required to operate maturing contracts.
Income Tax Expense
We recorded income tax expense of $2.8 million and $6.3 million for the three months ended March 27, 2015 and March 29, 2014, respectively, which represented effective income tax rates of 36.0% and 36.1%, respectively.
Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual volumes may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to DoD programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Funded orders received increased approximately $3.3 million to $143.7 million during the three months ended March 27, 2015 compared to the three months ended March 29, 2014.
Total backlog decreased by $214.3 million in the three months ended March 27, 2015, due to certain Middle East and Afghanistan programs won in 2010 and 2011 nearing the end of their five year period of performance contract life cycle. As of March 27, 2015, total backlog (funded and unfunded) was $2.6 billion.

	March 27,	December 31,
(In millions)	2015	2014
Funded backlog	$697	$814
Unfunded backlog	1,941	2,038
Total backlog	$2,638	$2,852
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
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $1.6 million of our total $28.7 million in cash at March 27, 2015, is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a term loan in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) which permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the unaudited condensed consolidated and combined financial statements). Net proceeds from the term loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. As of March 27, 2015, the Company held cash of $28.7 million.
Dividends
We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.
Sources and Uses of Liquidity
The following table sets forth net cash provided by operating activities, investing and financing activities for the three months ended March 27, 2015 and March 29, 2014.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 71 and 68 days as of March 27, 2015 and December 31, 2014, respectively.

	Three Months Ended
	March 27,	March 29,
(In thousands)	2015	2014
Operating Activities	$(27,229)	$(56,451)
Investing Activities	(465)	(507)
Financing Activities	14,133	53,913
Foreign Exchange	(513)	(38)
Net change in cash	$(14,074)	$(3,083)

Net cash used in operating activities decreased by $29.2 million for the three months ended March 27, 2015, as compared to the three months ended March 29, 2014 primarily due to (i) higher contributions from accounts receivables of $32.6 million due to stronger collections in the three months ended March 27, 2015 as compared to the three months ended March 29, 2014, (ii) changes in billings in excess of cost of $12.2 million driven by the timing of cost incurred and billed and (iii) a decrease in compensation and other employee benefits of $7.2 million driven primarily by the lower costs as a result of previous cost reductions. These changes were partially offset by lower net income of $6.3 million and changes in other current assets of $12.6 million primarily due to the $14.9 million prepayment of insurance obligations.
Net cash used in investing activities remained flat for the three months ended March 27, 2015, as compared to the three months ended March 29, 2014, reflecting capital expenditures of $0.5 million for both periods.
Net cash provided by financing activities decreased by $39.8 million for the three months ended March 27, 2015, as compared to the three months ended March 29, 2014. Net cash provided by financing activities was $14.1 million for the three months ended March 27, 2015 due to an arrangement the Company entered into to finance certain of its insurance obligations in the amount of $14.9 million, offset by payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million. Net cash provided by financing activities was $53.9 million for the three months ended March 29, 2014 due to transfers to and from Exelis. The components of net transfers included: (i) cash deposits from the Company to Exelis, (ii) cash borrowings Exelis used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the corporate expenses of Exelis described in Note 13, “Transactions with Former Parent,” in the notes to our unaudited condensed consolidated and combined financial statements.
Capital Resources
At March 27, 2015, the Company held cash of $28.7 million, which included $1.6 million held by foreign subsidiaries, and had $60.7 million of available borrowing capacity under the Revolver which expires on September 17, 2019. We believe that our cash at March 27, 2015, as supplemented by cash flows from operations and the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the three months ended March 27, 2015, the Company entered into an arrangement to finance certain of its insurance obligations, which will be completed by the end of the first quarter of 2016. As of March 27, 2015, the balance remaining under this arrangement was $14.9 million. We will repay this amount in 11 equal installments over the course of the fiscal year.
In addition to the scheduled quarterly installment payments due on the Term Facility, the Company intends to prepay $5.0 million over the next twelve months.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases, as discussed above, and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. As of March 27, 2015, there were six letters of credit outstanding in the aggregate amount of $14.3 million, which reduced our borrowing availability to $60.7 million under the Revolver. These arrangements have not had and management does not believe it is likely that they will in the future have a material effect on our liquidity, capital resources, operations or financial condition. At March 27, 2015, we had no material off-balance sheet arrangements other than operating leases.
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

We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Pronouncements
See Part I, Item 1, Note 2, "Recent Accounting Pronouncements" in the notes to our unaudited condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.
The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to risks and uncertainties relating to the Spin-off, including whether the Spin-off and the related transactions will result in any tax liability, the operational and financial profile of the Company after giving effect to the Spin-off, and the ability of the Company to operate as an independent entity; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; protests of new awards; our ability to submit proposals for and/or win all potential opportunities in our pipeline; government regulations and compliance therewith, including changes to the Department of Defense procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in expanding our geographic footprint or broadening or customer base; our ability to realize the full amounts reflected in our backlog and to retain and renew our existing contracts; impairment of goodwill; misconduct of our employees, subcontractors, agents and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; our ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operation; changes in our tax provisions or exposure to additional income tax liabilities; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in, Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 and described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 27, 2015. Based on such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that, as of March 27, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the Company’s first fiscal three months ended March 27, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts or matters arising under provisions relating to the protection of the environment.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
See Part I, Item 1, Note 14, "Commitments and Contingencies" in the notes to our unaudited condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
The “Risk Factors” section, under Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014 describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.01	Wright Letter Agreement dated December 2, 2013 between Exelis Inc. and Mr. Wright (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 2, 2015) *
10.02	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 5, 2015) *
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

101
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated and Combined Statements of Income, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated and Combined Statements of Cash Flows, and (v) Notes to Condensed Consolidated and Combined Financial Statements (Unaudited). #

* Indicates management contract or compensatory plan or arrangement.
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

VECTRUS, INC.
/s/ Kristi K. Correa
By: Kristi K. Correa
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)
Date: May 6, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.01	Wright Letter Agreement dated December 2, 2013 between Exelis Inc. and Mr. Wright (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 2, 2015) *
10.02	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 5, 2015) *
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

101
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated and Combined Statements of Income, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated and Combined Statements of Cash Flows, and (v) Notes to Condensed Consolidated and Combined Financial Statements (Unaudited). #

* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.