Form 10-Q
period 2015-06-26
Vectrus, Inc.
filed 2015-08-05
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).    Yes  ☐ No  ☑
As of August 3, 2015 there were 10,559,446 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In thousands, except per share data)	2015	2014	2015	2014
Revenue	$309,509	$312,902	$570,429	$616,853
Cost of revenue	282,563	283,952	518,945	551,886
Selling, general and administrative expenses	16,101	19,528	31,284	37,989
Operating income	10,845	9,422	20,200	26,978
Interest (expense) income, net	(1,437)	27	(3,033)	49
Income from continuing operations before income taxes	9,408	9,449	17,167	27,027
Income tax expense	3,388	3,317	6,182	9,660
Net income	$6,020	$6,132	$10,985	$17,367

Earnings per share ¹
Basic	$0.57	$0.59	$1.04	$1.66
Diluted	$0.56	$0.59	$1.02	$1.66
Weighted average common shares outstanding - basic	10,548	10,474	10,520	10,474
Weighted average common shares outstanding - diluted	10,804	10,474	10,789	10,474

¹ For periods ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which the Vectrus common stock was distributed to the shareholders of Exelis Inc.

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In thousands)	2015	2014	2015	2014
Net income	$6,020	$6,132	$10,985	$17,367
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	69	—	69	—
Net loss reclassified to interest expense	(29)	—	(29)	—
Tax expense	(13)	—	(13)	—
Net change in derivative instrument	27	—	27	—
Foreign currency translation adjustments	405	(618)	(849)	(657)
Other comprehensive income (loss), net of tax	432	(618)	(822)	(657)
Total comprehensive income	$6,452	$5,514	$10,163	$16,710
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26,	December 31,
(In thousands, except share information)	2015	2014
Assets	(unaudited)
Current assets
Cash	$40,003	$42,823
Receivables	212,654	202,732
Costs incurred in excess of billings	6,386	7,112
Other current assets	18,607	10,883
Total current assets	277,650	263,550
Property, plant, and equipment, net	7,516	8,920
Goodwill	216,930	216,930
Other non-current assets	6,190	6,575
Total non-current assets	230,636	232,425
Total Assets	$508,286	$495,975
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$102,369	$114,487
Billings in excess of costs	15,127	5,806
Compensation and other employee benefits	46,217	36,580
Deferred tax liability	23,635	25,414
Short-term debt	19,125	11,375
Other accrued liabilities	43,979	37,073
Total current liabilities	250,452	230,735
Long-term debt, net	103,855	122,484
Deferred tax liability	73,612	75,337
Other non-current liabilities	12,973	13,544
Total non-current liabilities	190,440	211,365
Total liabilities	440,892	442,100
Commitments and contingencies (Note 15)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,559,446 and 10,484,974 shares issued and outstanding	106	105
Additional paid in capital	56,322	52,967
Retained earnings	14,316	3,331
Accumulated other comprehensive loss	(3,350)	(2,528)
Total shareholders' equity	67,394	53,875
Total Liabilities and Shareholders' Equity	$508,286	$495,975
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 26,	June 28,
(In thousands)	2015	2014
Operating activities
Net income	$10,985	$17,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,753	1,569
Loss on disposal of property, plant, and equipment	328	—
Stock-based compensation	3,852	—
Amortization of debt issuance costs	370	—
Changes in assets and liabilities:
Receivables	(9,922)	(13,563)
Other assets	(6,586)	3,021
Accounts payable	(12,062)	6,068
Billings in excess of costs	9,321	(4,377)
Deferred taxes	(3,504)	(1,087)
Compensation and other employee benefits	9,637	(4,008)
Other liabilities	(4,353)	(2,353)
Net cash (used in) and provided by operating activities	(181)	2,637
Investing activities
Purchases of capital assets	(734)	(1,004)
Net cash used in investing activities	(734)	(1,004)
Financing activities
Repayments of long-term debt	(11,250)	—
Proceeds from revolver	132,500	—
Repayments of revolver	(132,500)	—
Proceeds from exercise of stock options	107	—
Proceeds from insurance financing	14,857	—
Repayments of insurance financing	(4,018)	—
Payments of employee withholding taxes on share-based compensation	(752)	—
Transfer to Former Parent, net	—	(2,105)
Net cash used in financing activities	(1,056)	(2,105)
Exchange rate effect on cash	(849)	(657)
Net change in cash	(2,820)	(1,129)
Cash-beginning of year	42,823	10,446
Cash-end of period	$40,003	$9,317
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,393	$16
Income taxes paid	$6,234	$—
Non-cash investing activities:
Purchase of capital assets on account	$35	$167
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
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus), which was acquired by Harris Corporation on May 29, 2015.
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
Vectrus' Registration Statement on Form 10 was declared effective by the Securities Exchange Commission (SEC) on September 8, 2014 (See Note 14, "Transactions with Former Parent").
On September 17, 2014, in connection with the Spin-off, Vectrus entered into a $140.0 million term loan (See Note 6, "Debt"). The proceeds of the term loan agreement were used to fund a $136.3 million distribution to a subsidiary of Exelis that occurred on September 26, 2014.
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
Principles of Combination and Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (June 26, 2015 for the second quarter of 2015 and June 28, 2014 for the second quarter of 2014), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Prior to September 27, 2014, our unaudited condensed consolidated and combined financial statements included expenses of Exelis allocated to us for certain functions provided by Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses had been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the organization of our operations, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our Spin-off from Exelis, we began performing these functions using our own resources or purchased services. For an interim period, however, some of these functions have been and will continue to be provided by Exelis under a transition services agreement, which generally has a term of one year or less for most services to be provided (See Note 14, "Transactions with Former Parent"). In addition, in support of ongoing business, we have entered into subcontracts with Exelis whereby either we or Exelis serve as a subcontractor to the other on certain government contracts.
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
Presentation Correction
During the three months ended June 26, 2015, the Company identified an error in the presentation of borrowings and repayments of the Company’s revolving credit facility in the condensed consolidated and combined statement of cash flows for the three months ended March 27, 2015.  The Company corrected the presentation of borrowings and repayments on the revolving credit facility to reflect them on a gross basis in the financing activities section of the condensed consolidated and combined statement of cash flows for the six months ended June 26, 2015.  The correction did not change previously reported total financing activities.

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
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as Billings in excess of costs in the accompanying unaudited condensed consolidated balance sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
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
Cumulative catch-up adjustments are presented in the following table:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In thousands)	2015	2014	2015	2014
Favorable adjustments	$2,607	$—	$5,443	$3,571
Unfavorable adjustments	(3,799)	(2,981)	(5,572)	(3,772)
Net adjustments	$(1,192)	$(2,981)	$(129)	$(201)
For the six months ended June 26, 2015 and June 28, 2014, we generated approximately 90.9% and 86.1%, respectively, of our total revenue from the U.S. Army. Our four largest contracts, in aggregate, amounted to approximately $377.7 million, or 66.0%, and $409.3 million, or 66.3%, of our total revenue for the six months ended June 26, 2015 and June 28, 2014, respectively.
Derivative Instrument
Derivative instruments are recognized as either an asset or liability at fair value in Vectrus' condensed consolidated balance sheet and are classified as current or long-term based on the scheduled maturity of the instrument. Vectrus' derivative instrument has been formally designated and qualifies as part of a cash flow hedging relationship under applicable accounting standards.

The derivative instrument is adjusted to fair value through accumulated other comprehensive income (loss). If it is determined that a derivative is no longer highly effective as a hedge, the Company would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive income (loss) to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.
Derivatives are classified in the financing section of the condensed consolidated and combined statements of cash flows, consistent with the underlying hedged item.
Refer to Note 7, "Derivative Instrument" for information regarding Vectrus' derivative activities.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of issuance	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is not permitted.
		May 2014, as amended in July 2015	We are currently evaluating the effect the standard is expected to have on the Company's financial statements and related disclosures.
Standards that were adopted
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
April 2015
The Company adopted this guidance on June 26, 2015. As a result, the Company reclassified $3.1 million in debt financing fees from “Total non-current assets” to a direct deduction from the carrying amount of “Long term debt, net" on the June 26, 2015 condensed consolidated balance sheet. In addition, the Company reclassified $3.5 million in debt financing fees from “Total non-current assets” to a direct deduction from the carrying amount of “Long term debt, net" on the December 31, 2014 condensed consolidated balance sheet.

Other new pronouncements issued but not effective until after June 26, 2015 are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three and six months ended June 26, 2015, the Company recorded an income tax provision of $3.4 million, or 36.0%, and $6.2 million, or 36.0%, respectively, of income from continuing operations before income taxes compared to $3.3 million, or 35.1%, and $9.7 million, or 35.7%, respectively, during the same prior year periods. The effective income tax rate varies from the federal statutory rate of 35.0% primarily due to the impact of state taxes and non-deductible expenses.
Uncertain Tax Position
As of June 26, 2015 and December 31, 2014, unrecognized tax benefits were $7.6 million. We anticipate that approximately $6.9 million of the unrecognized tax benefits would, if recognized, affect our effective tax rate. We believe the majority of our uncertain tax positions at June 26, 2015 will significantly decrease within twelve months of the reporting date due to the resolution of examinations.
NOTE 4
EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the dilutive effect of share-based compensation outstanding after application of the treasury stock method. For the three and six months ended June 26, 2015, less than 0.1 million shares were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In thousands)	2015	2014	2015	2014
Net income	$6,020	$6,132	$10,985	$17,367

Weighted average common shares outstanding ¹	10,548	10,474	10,520	10,474
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	256	—	269	—
Diluted weighted average common shares outstanding ¹	10,804	10,474	10,789	10,474

Earnings per share
Basic	$0.57	$0.59	$1.04	$1.66
Diluted	$0.56	$0.59	$1.02	$1.66

¹ For periods ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which the Vectrus common stock was distributed to the shareholders of Exelis Inc.

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	June 26,	December 31,
(In thousands)	2015	2014
Billed receivables	$43,754	$41,997
Unbilled contract receivables	168,900	160,735
Receivables	$212,654	$202,732
As of June 26, 2015 and December 31, 2014, all billed receivables are due from the U.S. government, either directly as prime contractor to the government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $3.6 million of our unbilled contract receivables as of June 26, 2015 may not be collected within the next 12 months. These amounts relate to requests for equitable adjustments and contract line item realignments with our customers.
As part of the Spin-off, Exelis indemnified Vectrus for a receivable of approximately $11.4 million. As of June 26, 2015, the receivable balance was $10.5 million due to the effect of foreign currency translation during the period. Vectrus has a corresponding liability of $10.5 million as we are required to remit payment to Exelis for amounts collected related to the indemnified receivable.
NOTE 6
DEBT
Credit Agreement
On September 17, 2014, Vectrus entered into a Credit Agreement (the Credit Agreement) by and among Vectrus, our 100% owned subsidiary Vectrus Systems Corporation (VSC), as the Borrower, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provided for $215.0 million in senior secured financing, consisting of a $140.0 million term loan facility (the Term Facility) and a $75.0 million revolving credit facility (the Revolver and, together with the Term Facility, the Senior Secured Credit Facilities). The net proceeds from the Term Facility were used to pay a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. The Revolver is available for working capital, capital expenditures, and other general corporate purposes. In connection with the Credit Agreement, the Company paid $3.7 million in debt financing fees, which are included in "Long-term debt, net" in the condensed consolidated balance sheets. The debt issuance costs are being amortized as an adjustment to Interest expense over the life of the Credit Agreement.
Term Facility
The Term Facility consists of a five-year term loan in an aggregate principal amount of $140.0 million. The full amount of the term loan was made in a single drawing on September 26, 2014. As of June 26, 2015, the balance outstanding for the Term Facility was $126.1 million. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one; 10% in each of years two and three, 15% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. In addition to the quarterly installments, the Company voluntarily prepaid $6.0 million as of June 26, 2015 and intends to voluntarily prepay an additional $6.0 million over the next twelve months.

Revolver
The Revolver consists of a five-year senior secured revolving credit facility with aggregate commitments in an amount equal to $75.0 million, of which up to $35.0 million is available for the issuance of letters of credit, and includes a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of June 26, 2015, there were eight letters of credit outstanding in the aggregate amount of $16.9 million, which reduced our borrowing availability to $58.1 million under the Revolver.
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

•
50% of excess cash flow with step-downs to 25% and 0% based on certain leverage ratios, commencing with fiscal year ending December 31, 2015. Any voluntary prepayments made by the Company that exceed the scheduled payments for a specific year will be applied against the required step-down amount for that specific year.

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
As of June 26, 2015, the maximum amount of dividends the Company could distribute was $5.0 million. In addition, Vectrus is required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) of 3.50 to 1.00, with step-downs to 3.00 to 1.00 beginning with the third fiscal quarter of 2015 and 2.75 to 1.00 beginning with the first fiscal quarter of 2016 and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of June 26, 2015, the Company had a total consolidated indebtedness to EBITDA of 2.55 to 1.00 and consolidated EBITDA to consolidated interest expense of 7.84 to 1.00. The Company was in compliance with all financial covenants related to the Senior Secured Credit Facilities as of June 26, 2015.
Interest Rates and Fees
Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at the option of VSC, at a per annum rate of (i) LIBOR plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin for borrowings under the Senior Secured Credit Facilities is subject to a leverage-based pricing grid with the LIBOR rate ranging from 2.50% to 3.00%. The interest rate under the Senior Secured Credit Facilities at June 26, 2015 was 3.19%.
During an event of default, overdue principal under the Senior Secured Credit Facilities may bear interest at a rate of 2.00% in excess of the otherwise applicable rate of interest. On and after the funding date, VSC pays a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50% depending on the leverage ratio.
The fair value of the Company's long-term debt approximates the carrying value as of June 26, 2015 because the term loan bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to the Company for debt with similar terms and maturities for non-public debt.
Carrying values and fair values of the Term Facility in the condensed consolidated balance sheets are as follows:

	June 26, 2015
(In thousands)	Carrying Amount	Fair Value
Long-term debt, including short term portion	$126,125	$126,125
NOTE 7
DERIVATIVE INSTRUMENT
Risk Management Policy
The Company is exposed to the risk that its earnings and cash flows could be adversely impacted due to fluctuations in interest rates applicable to the variable rate portion of its term facility. The Company will periodically enter into interest rate swaps to manage interest costs in which the Company agrees to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and the Company’s outstanding derivative instrument does not contain credit risk related contingent features; collateral is generally not required.

Derivative Instrument
On May 5, 2015, the Company entered into a derivative instrument to hedge a portion of the Company’s exposure to interest rate risk under its variable-rate borrowing (the "interest rate swap"). The interest rate swap is designated and qualifies as an effective cash flow hedge. The contract, with notional amount of $40.0 million at June 26, 2015, is recorded at fair value.
The Company’s interest rate swap is measured at fair value on a recurring basis and is determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date. Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheet. The Company reclassifies the effective gain or loss from accumulated other comprehensive income (loss), net of tax, to Interest expense on the Company’s condensed consolidated and combined statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense.
The following table summarizes the amount at fair value and location of Vectrus' derivative instrument as of June 26, 2015:

	Fair Value
	Derivative in asset position
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other non-current assets	$40.5
By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparty. As of June 26, 2015, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company’s credit risk were considered in the fair value determination.
NOTE 8
GOODWILL
Goodwill at June 26, 2015 of $216.9 million remained unchanged from December 31, 2014. There was no goodwill impairment during the six months ended June 26, 2015. We conduct our annual impairment testing as of the first day of the fourth fiscal quarter.
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits were comprised of the following:

	June 26,	December 31,
(In thousands)	2015	2014
Accrued salaries and wages	$25,780	$13,919
Accrued bonus	2,533	4,528
Accrued employee benefits	17,904	18,133
Total	$46,217	$36,580

Other accrued liabilities were comprised of the following:

	June 26,	December 31,
(In thousands)	2015	2014
Workers' compensation, auto and general liability reserve	$7,572	$9,637
Exelis indemnified receivable obligation	10,525	11,411
Insurance financing	10,839	—
Accrued liabilities	15,043	16,025
Total	$43,979	$37,073
NOTE 10
LEASES
Capital Leases
The Company did not enter into any capital leases during the six months ended June 26, 2015 and it leased $0.2 million of vehicles and equipment using capital leases during the six months ended June 28, 2014. There was $0.2 million and $0.3 million of depreciation on capital leases during the six months ended June 26, 2015 and June 28, 2014, respectively. Capital lease terms vary in length from twenty-four to sixty months. The liabilities for these capital leases are included in “Other accrued liabilities” and “Other non-current liabilities” in the condensed consolidated balance sheets.
The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 26, 2015:

(In thousands)
2015	$178
2016	313
2017	75
2018	68
2019	53
Total minimum lease payments	687
Less: estimated executory costs	—
Net minimum lease payments	687
Less: amount representing interest	(20)
Present value of minimum lease payments	$667
Capital leases consisted of the following:

	June 26,	December 31,
(In thousands)	2015	2014
Other accrued liabilities	$365	$380
Other long-term liabilities	314	543
Total	$679	$923
NOTE 11
RESTRUCTURING
We have initiated various restructuring activities in our business during the past two years. The restructuring activities focus on various aspects of our operations, including closing certain facilities, rationalizing headcount, and aligning operations in the most strategic and cost efficient manner.

           For the six months ended June 26, 2015, there was no expense related to severance and related benefit costs as part of our restructuring activities and for the six months ended June 28, 2014 there was $0.1 million related to severance and related benefit costs as part of our restructuring activities.
The Company expects substantially all remaining severance payments to be paid out by the third quarter of 2015 pursuant to agreements entered into with affected employees and we do not expect to incur significant additional charges related to these actions in future periods.
The severance and related benefit costs and their utilization for the six months ended June 26, 2015 are summarized in the table below:

(In thousands)
Balance, December 31, 2014	$750
Adjustments	(21)
Severance and benefit related costs	—
Payments	(357)
Balance, June 26, 2015	$372
The severance and related benefit costs and their utilization for the six months ended June 28, 2014 are summarized in the table below:

(In thousands)
Balance, December 31, 2013	$1,274
Adjustments	—
Severance and benefit related costs	139
Payments	(1,028)
Balance, June 28, 2014	$385
NOTE 12
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan requires us to match a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $1.2 million and $1.6 million for the six months ended June 26, 2015 and June 28, 2014, respectively.
On September 11, 2014, the Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to the Company's tax-qualified plans, the Company established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of June 26, 2015, the Company had accrued $0.2 million of contributions.

NOTE 13
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
The following table provides the impact of stock-based compensation in our unaudited condensed consolidated and combined statements of income:

	Three Months Ended	Six Months Ended
	June 26,	June 26,
(In thousands)	2015	2015
Compensation costs for equity-based awards	$1,829	$3,587
Compensation costs for liability-based awards	144	265
Total compensation costs, pre-tax	$1,973	$3,852
Future tax benefit	$711	$1,387
At June 26, 2015, total unrecognized compensation costs related to equity-based awards and liability-based awards were $6.1 million and $1.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.76 years and 2.32 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the six months ended June 26, 2015:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2015	446	$17.43	423	$19.28
Granted	54	$32.04	93	$30.31
Exercised	(8)	$13.22	—	$0.00
Vested	—	$0.00	(105)	$18.10
Forfeited or expired	—	$0.00	—	$0.00
Outstanding at June 26, 2015	492	$19.10	411	$22.07
During the six months ended June 26, 2015, we granted long-term incentive awards to employees and directors consisting of 53,834 NQOs and 93,252 RSUs with respective weighted average grant date fair values per share of $12.65 and $30.31. The NQOs expire 10 years from the date of the grant and vest in one-third increments over three years following the date of the grant. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. The RSUs vest in one-third increments on each of the three anniversary dates following the grant date. The fair value of the RSUs was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.

The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following assumptions were utilized in deriving the fair value for NQOs granted on March 4, 2015 under the Black-Scholes model:

Expected volatility	34.2%
Expected life (in years)	7.0
Risk-free rates	2.01%
Weighted-average grant date fair value per share	$12.65
Total Shareholder Return Awards
TSR awards are granted, subject to a three-year performance period, and any payments earned are made in cash following completion of the performance period, according to the achievement of specified performance goals. TSR awards provide performance-based cash award incentives to our key employees. During the six months ended June 26, 2015, we granted 2015 TSR awards with an aggregate target value of $1.7 million. The TSRs will be cash settled at the end of a three-year performance period. The fair value of TSR awards is measured quarterly and based on the Company’s performance relative to the performance of the Aerospace and Defense companies in the S&P 1500 index. Depending on the Company’s performance during the three-year performance period, payment can range from 0% to 200% of the target value. As of June 26, 2015, the Company recorded $0.1 million in expense related to the 2015 TSR awards.
NOTE 14
TRANSACTIONS WITH FORMER PARENT
The unaudited condensed consolidated and combined financial statements have been prepared on a stand-alone basis. However, prior to September 27, 2014, they were derived from the consolidated and combined financial statements and accounting records of Exelis.
Allocation of General Corporate Expenses
Prior to September 27, 2014 these unaudited condensed consolidated and combined financial statements included expense allocations for certain functions provided by Exelis as well as other Exelis employees not solely dedicated to the Company, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. For the six months ended June 28, 2014, we were allocated $13.4 million of general corporate expenses incurred by Exelis which are primarily included within Selling, general and administrative (SG&A) expenses in the unaudited condensed consolidated and combined statements of income.
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

Separation Agreements
Following the Spin-off, Vectrus and Exelis began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Vectrus and Exelis following the Spin-off and to provide mechanisms for an orderly transition, on September 27, 2014, Vectrus and Exelis executed the various agreements that will govern the ongoing relationships between the companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, a Technology License Agreement and a Transitional Trademark License Agreement.
For the six months ended June 26, 2015, charges incurred as a result of the services provided to Vectrus by Exelis under the Master Transition Service Agreement, were $1.6 million and no charges were incurred related to the this agreement for services provided by Vectrus to Exelis. As of June 26, 2015 and December 31, 2014, total payables due from Vectrus to Exelis were $0.3 million and $1.4 million, respectively. Total receivables due to Vectrus from Exelis were $0.2 million as of June 26, 2015.
NOTE 15
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to environmental matters, employment matters and commercial or contractual disputes.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, as of June 26, 2015, will have a material adverse effect on our cash flow, results of operations, or financial condition.
Environmental
As of June 26, 2015, we were not aware of any material outstanding environmental liabilities. Any environmental liabilities as of the date of the Spin-off were retained by Exelis as set forth in the Distribution Agreement and, accordingly, after the Spin-off the Company eliminated the liability and recorded a contribution to capital.
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
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the six months ended June 26, 2015, we had revenue of $570.4 million, all of which was derived from U.S. government customers.
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
Executive Summary
Vectrus reported revenue of $309.5 million for the quarter ended June 26, 2015, a decrease of approximately $3.4 million, or 1.1%, from the $312.9 million revenue reported for the corresponding period in 2014.

This decrease was driven primarily by lower program activity in Afghanistan as a result of U.S. troop withdrawals and lower service level requirements on our contracts in Afghanistan. The decrease in revenue was partially offset by an increase in revenue from our core business, including new contracts for the U.S. Army Corps of Engineers (ACE-IT) and U.S. Air Force bases in Turkey and in Spain (Turkey/Spain Base Maintenance).
Operating income for the quarter ended June 26, 2015, was $10.8 million, reflecting an increase of approximately $1.4 million, or 15.1%, compared to the corresponding prior year period, due to lower general corporate expenses incurred for separation costs associated with becoming a stand-alone public company (See Key Performance and Non-GAAP Measures) and lower cost of revenue primarily due to lower revenue driven by lower program activity in Afghanistan as a result of U.S. troop withdrawals.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded as income in the periods in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting for the three months ended June 26, 2015 and June 28, 2014, decreased operating income by approximately $1.2 million and $3.0 million, respectively.
Revenue derived from services ultimately sold to the U.S. government for contracts based in Afghanistan totaled $45.9 million and $73.1 million for the three months ended June 26, 2015 and June 28, 2014, respectively. U.S. funding for programs in Afghanistan has decreased in recent periods and is expected to continue to decrease as the U.S. government reduces the U.S. presence in Afghanistan. In May 2014, the Obama Administration announced its plan to steadily withdraw U.S. Forces in Afghanistan by 2016. In March 2015, in a joint U.S. and Afghanistan statement, the Obama Administration announced the U.S. will maintain its current posture of 9,800 troops in Afghanistan through the end of 2015. The specific trajectory of the 2016 U.S. troop drawdown is expected to be established later in 2015 to enable the U.S. troop consolidation to a Kabul-based embassy presence by the end of 2016. This withdrawal of military personnel and the subsequent reduction of funding for security and training activities in Afghanistan by the U.S. government will continue to have an adverse effect on our revenue and operating income.
Further details related to the three and six months ended June 26, 2015, compared to the three and six months ended June 28, 2014 are contained in the Discussion of Financial Results section.
Recent Developments
Vectrus was awarded a number of U.S. government contracts in 2014, two of which we believe will have a significant impact on revenue in future years. The first contract is with the U.S. Army Corps of Engineers and was awarded on August 15, 2014. Under this contract, we will provide information management and information technology support services to more than 37,000 U.S. Army Corps of Engineer customers to include rapid response for emergency operations as well as engineering and design services for future upgrades and modernizations. The contract value is approximately $517 million and it has a five-year duration. We received a notice to proceed on the contract in January 2015, have completed phase-in efforts, and full operational responsibility started in July 2015.
The second contract is with the U.S. Air Forces in Europe and was awarded on September 17, 2014. Under the contract, we will provide civil engineering, airfield support, facilities support, transportation and warehousing support for all U.S. Air Force bases in Turkey and in Spain. The contract value is approximately $458 million and has a seven-year duration. The contract transition began in January of 2015 and full performance started in March 2015.
Finally, we previously announced a Danish company owned by Vectrus (the "Danish Company") received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the "Thule Contract"). In February 2015, the U.S. Government Accounting Office denied protests of the Thule Contract filed by three competitors, all three of them filed a subsequent protest with the United States Court of Federal Claims. On May 28, 2015, the Court of Federal Claims entered a judgment in favor of the protestors which sets aside the Thule Contract and enjoins the Air Force from proceeding with the Thule Contract. As ordered by the Air Force, the Danish Company has stopped work on the Thule Contract but has filed a Notice of Appeal, appealing the decision of the Court of Federal Claims to the United States Court of Appeals for the Federal Circuit.

Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to evolving security challenges creates a complex and evolving business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, the DoD budget remains the largest in the world and management estimates our addressable portion of the DoD budget exceeds $25.0 billion. Further, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment and communication needs, which aligns with our core capabilities and strengths. In addition, we plan to address a larger portion of the U.S. government budget and expand our focus to other sectors of the U.S. government, such as the intelligence community and other civilian agencies. Management believes there is an opportunity to capture a larger share of this addressable market.
Although we anticipate reductions to certain programs in which we participate or for which we expect to compete, others are expanding.  In addition to a number of lengthy contract extensions, some programs are experiencing growth resulting from additions to the scope of the contracts.  We also believe spending on Operation and Maintenance (O&M) of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. We expect our portfolio of capabilities aligns well with U.S. government cost-saving initiatives that demand that users utilize existing equipment and infrastructure rather than executing new purchases and new infrastructure construction. Vectrus’ focus is on sustaining existing base and installed equipment, which we believe aligns with our customers’ intent. Many of the core functions Vectrus performs are mission-essential. The following are examples of a few of these core functions: (i) keeping communication networks operational; (ii) operating and repairing utilities such as electricity and gas; and (iii) providing firefighting services. While customers may reduce the level of service required from our Company, we do not currently anticipate the complete elimination of these services.
            Programs in Afghanistan generally face declining revenue streams going forward; this expectation is reflected in our strategic business plan. Despite our expectation of declining revenue in Afghanistan, we believe we are well positioned to address emerging opportunities with the U.S. government around the world.
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

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In thousands)	2015	2014	2015	2014
Net income	$6,020	$6,132	$10,985	$17,367
Income tax expense	3,388	3,317	6,182	9,660
Interest (expense) income	(1,437)	27	(3,033)	49
Operating income	10,845	9,422	20,200	26,978
Operating margin	3.5%	3.0%	3.5%	4.4%
TARS operating income (loss) (pretax)	—	291	—	(610)
Separation costs to become a stand-alone public company (pretax)	31	3,412	177	5,522
Adjusted operating income	$10,876	$13,125	$20,377	$31,890
Adjusted operating margin	3.5%	4.4%	3.6%	5.3%
DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended		Change		Six Months Ended		Change
	June 26,	June 28,			June 26,	June 28,
(In thousands)	2015	2014	$	%	2015	2014	$	%
Revenue	$309,509	$312,902	$(3,393)	(1.1)%	570,429	616,853	(46,424)	(7.5)%
Cost of revenue	282,563	283,952	(1,389)	(0.5)%	518,945	551,886	(32,941)	(6.0)%
% of revenue	91.3%	90.7%			91.0%	89.5%
Selling, general and administrative	16,101	19,528	(3,427)	(17.5)%	31,284	37,989	(6,705)	(17.6)%
% of revenue	5.2%	6.2%			5.5%	6.2%
Operating income	10,845	9,422	1,423	15.1%	20,200	26,978	(6,778)	(25.1)%
Operating margin	3.5%	3.0%			3.5%	4.4%
Interest (expense) income, net	(1,437)	27	(1,464)	(100.0)%+	(3,033)	49	(3,082)	(100.0)%+
Income before taxes	9,408	9,449	(41)	(0.4)%	17,167	27,027	(9,860)	(36.5)%
% of revenue	3.0%	3.0%			3.0%	4.4%
Income tax expense	3,388	3,317	71	2.1%	6,182	9,660	(3,478)	(36.0)%
Effective income tax rate	36.0%	35.1%			36.0%	35.7%
Net Income	$6,020	$6,132	$(112)	(1.8)%	$10,985	$17,367	$(6,382)	(36.7)%
% of revenue	1.9%	2.0%			1.9%	2.8%

Revenue
Revenue for the three and six months ended June 26, 2015, was $309.5 million and $570.4 million, respectively, reflecting decreases of approximately $3.4 million, or 1.1%, and $46.4 million, or 7.5%, respectively, as compared to the same periods in 2014. The decline in revenue was attributable mainly to lower activity for our Afghanistan-based contracts. Programs with contract activity in Afghanistan experienced declines of approximately $27.2 million and $64.3 million for the three and six months ended June 26, 2015 compared to the same period in 2014, as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align to changing U.S. government priorities in Afghanistan. The decrease in revenue was partially offset by a $26.5 million increase in revenue from our core business, including new contracts ACE-IT and Turkey/Spain Base Maintenance.
Cost of Revenue
The decrease in cost of revenue of $1.4 million, or 0.5%, and $32.9 million, or 6.0% for the three and six months ended June 26, 2015, respectively, as compared to the same periods in 2014, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan-based programs.
Selling, General & Administrative Expenses
For the three and six months ended June 26, 2015, SG&A expenses of $16.1 million and $31.3 million, respectively, decreased by 17.5% and 17.6%, respectively, as compared to $19.5 million and $38.0 million in the same periods in 2014. The decreases were driven by cost reductions implemented during 2014 to align costs with anticipated revenue declines and lower general corporate expenses incurred for separation costs associated with becoming a stand-alone public company. Cost reductions included staff reductions based in Colorado Springs, Colorado as we implemented a leaner headquarters operating model.
Operating Income
Operating income for the three and six months ended June 26, 2015, increased by $1.4 million, or 15.1%, and decreased by $6.8 million, or 25.1%, respectively, as compared to the same periods in 2014. Operating income as a percentage of revenue was 3.5% for the three months ended June 26, 2015, compared to 3.0% for the three months ended June 28, 2014. Operating income as a percentage of revenue was 3.5% for the six months ended June 26, 2015, compared to 4.4% for the six months ended June 28, 2014.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded as income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Aggregate cumulative catch-up adjustments for the six months ended June 26, 2015 decreased operating income by approximately $0.1 million and aggregate cumulative catch-up adjustments for the six months ended June 28, 2014 increased operating income by $0.2 million, respectively. Aggregate cumulative catch-up adjustments for the six months ended June 26, 2015 and June 28, 2014 relate to operational efficiencies related primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts, decreased subcontract work as we in-sourced work at reduced costs, and lower administrative support required to operate maturing contracts.
Income Tax Expense
We recorded income tax expense of $3.4 million and $3.3 million for the three months ended June 26, 2015 and June 28, 2014, respectively, and $6.2 million and $9.7 million for the six months ended June 26, 2015 and June 28, 2014, respectively, representing effective income tax rates of 36.0% and 35.1%, respectively, and 36.0% and 35.7%, respectively.
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
Funded orders decreased approximately $1.3 million to $476.0 million for the six months ended June 26, 2015 compared to the same period in 2014.
Total backlog decreased by $349.5 million in the six months ended June 26, 2015, due to certain Middle East and Afghanistan programs won in 2010 and 2011 nearing the end of their five year period of performance contract life cycle. As of June 26, 2015, total backlog (funded and unfunded) was $2.5 billion.

	June 26,	December 31,
(In millions)	2015	2014
Funded backlog	$720	$814
Unfunded backlog	1,783	2,038
Total backlog	$2,503	$2,852
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditure and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, cash on hand and access to capital markets. When necessary, we will utilize our revolving credit facility to satisfy short-term liquidity requirements.
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
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $3.1 million of our total $40.0 million in cash at June 26, 2015, is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a term loan in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) which permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the unaudited condensed consolidated and combined financial statements). Net proceeds from the term loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. As of June 26, 2015, the Company held cash of $40.0 million.

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
Sources and Uses of Liquidity
The following table sets forth net cash (used in) and provided by operating, investing and financing activities for the six months ended June 26, 2015 and June 28, 2014.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 62 and 68 days as of June 26, 2015 and December 31, 2014, respectively.

	Six Months Ended
	June 26,	June 28,
(In thousands)	2015	2014
Operating Activities	$(181)	$2,637
Investing Activities	(734)	(1,004)
Financing Activities	(1,056)	(2,105)
Foreign Exchange	(849)	(657)
Net change in cash	$(2,820)	$(1,129)
Net cash used in operating activities decreased by $2.8 million for the six months ended June 26, 2015 as compared to the same period in 2014 primarily due to (i) higher contributions from accounts receivables of $3.6 million due to stronger collections in the six months ended June 26, 2015 as compared to the same period in 2014, (ii) changes in billings in excess of cost of $13.7 million driven by the timing of cost incurred and billed and (iii) a decrease in compensation and other employee benefits of $13.6 million driven primarily by the lower costs as a result of previous cost reductions. These changes were partially offset by changes in accounts payable of $18.1 million driven by the timing of payments to vendors, lower net income of $6.4 million and changes in other current assets of $9.6 million primarily due to the prepayment of insurance obligations.
Net cash used in investing activities decreased by $0.3 million for the six months ended June 26, 2015 as compared to the same period in 2014, reflecting higher capital expenditures in 2014.
Net cash used in financing activities decreased by $1.0 million for the six months ended June 26, 2015 as compared to the same period in 2014. Net cash used in financing activities was $1.1 million for the six months ended June 26, 2015 due to $11.3 million in pre-payments and repayments on the Company's long-term debt and net proceeds and payments of insurance financing in the amount of $10.8 million, offset by payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million. Net cash used in financing activities was $2.1 million for the six months ended June 28, 2014 due to transfers to and from Exelis. The components of net transfers included: (i) cash deposits from the Company to Exelis, (ii) cash borrowings Exelis used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the corporate expenses of Exelis described in Note 14, “Transactions with Former Parent,” in the notes to our unaudited condensed consolidated and combined financial statements.

Capital Resources
At June 26, 2015, the Company held cash of $40.0 million, which included $3.1 million held by foreign subsidiaries, and had $58.1 million of available borrowing capacity under the Revolver which expires on September 17, 2019. We believe that our cash at June 26, 2015, as supplemented by cash flows from operations and borrowings under the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the six months ended June 26, 2015, the Company entered into an arrangement to finance certain of its insurance obligations, which will be completed by the end of the first quarter of 2016. As of June 26, 2015, the balance remaining under this arrangement was $10.8 million. We will repay this amount in 8 equal installments over the course of the fiscal year.
In addition to the scheduled quarterly installment payments due on the Term Facility, the Company has voluntarily prepaid $6.0 million as of June 26, 2015 and intends to voluntarily prepay an additional $6.0 million over the next twelve months.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases, as discussed above, and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. As of June 26, 2015, there were eight letters of credit outstanding in the aggregate amount of $16.9 million, which reduced our borrowing availability to $58.1 million under the Revolver. These arrangements have not had and management does not believe it is likely that they will in the future have a material effect on our liquidity, capital resources, operations or financial condition. At June 26, 2015, we had no material off-balance sheet arrangements other than letters of credit and operating leases.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. As a business area within Exelis prior to the Spin-off, Vectrus did not directly experience exposure to the impacts of certain market risks, including those related to equity price risk and interest rate risk. Following the Spin-off, we are subject to interest rate risk with our Senior Secured Term Facility and Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change associated with the Term Loan Facility would result in a $1.3 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 26, 2015. Based on such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that, as of June 26, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the quarter ended June 26, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
See Part I, Item 1, Note 15, "Commitments and Contingencies" in the notes to our unaudited condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q for further information.
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
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated and Combined Statements of Income, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated and Combined Statements of Cash Flows, and (v) Notes to Condensed Consolidated and Combined Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
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

VECTRUS, INC.
/s/ Kristi K. Correa
By: Kristi K. Correa
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)
Date: August 5, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated and Combined Statements of Income, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated and Combined Statements of Cash Flows, and (v) Notes to Condensed Consolidated and Combined Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.