Form 10-Q
period 2015-09-25
Vectrus, Inc.
filed 2015-11-04
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2015
or
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
(719) 591-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).    Yes  ☐ No  ☑
As of November 2, 2015, there were 10,598,274 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands, except per share data)	2015	2014	2015	2014
Revenue	$299,061	$300,651	$869,490	$917,504
Cost of revenue	272,224	273,712	791,170	825,598
Selling, general and administrative expenses	18,366	23,648	49,650	61,637
Operating income	8,471	3,291	28,670	30,269
Interest (expense) income, net	(1,583)	(22)	(4,616)	28
Income from continuing operations before income taxes	6,888	3,269	24,054	30,297
Income tax (benefit) expense	(7,140)	1,155	(958)	10,815
Net income	$14,028	$2,114	$25,012	$19,482

Earnings per share ¹
Basic	$1.33	$0.20	$2.37	$1.86
Diluted	$1.29	$0.20	$2.31	$1.86
Weighted average common shares outstanding - basic	10,560	10,474	10,533	10,474
Weighted average common shares outstanding - diluted	10,848	10,474	10,808	10,474

¹ For periods ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the Distribution Date under the Spin-off.

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2015	2014	2015	2014
Net income	$14,028	$2,114	$25,012	$19,482
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	(388)	—	(319)	—
Net loss reclassified to interest expense	65	—	36	—
Tax benefit	114	—	101	—
Net change in derivative instrument	(209)	—	(182)	—
Foreign currency translation adjustments	127	63	(721)	(594)
Other comprehensive (loss) income, net of tax	(82)	63	(903)	(594)
Total comprehensive income	$13,946	$2,177	$24,109	$18,888
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	December 31,
(In thousands, except share information)	2015	2014
Assets	(unaudited)
Current assets
Cash	$41,160	$42,823
Receivables	214,942	202,732
Costs incurred in excess of billings	7,287	7,112
Other current assets	13,873	10,883
Total current assets	277,262	263,550
Property, plant, and equipment, net	6,769	8,920
Goodwill	216,930	216,930
Other non-current assets	1,587	6,575
Total non-current assets	225,286	232,425
Total Assets	$502,548	$495,975
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$115,929	$114,487
Billings in excess of costs	13,304	5,806
Compensation and other employee benefits	37,204	36,580
Deferred tax liability	22,441	25,414
Short-term debt	17,000	11,375
Other accrued liabilities	37,857	37,073
Total current liabilities	243,735	230,735
Long-term debt, net	100,540	122,484
Deferred tax liability	72,903	75,337
Other non-current liabilities	2,295	13,544
Total non-current liabilities	175,738	211,365
Total liabilities	419,473	442,100
Commitments and contingencies (Note 15)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,560,058 and 10,484,974 shares issued and outstanding	106	105
Additional paid in capital	58,057	52,967
Retained earnings	28,343	3,331
Accumulated other comprehensive loss	(3,431)	(2,528)
Total shareholders' equity	83,075	53,875
Total Liabilities and Shareholders' Equity	$502,548	$495,975
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 25,	September 26,
(In thousands)	2015	2014
Operating activities
Net income	$25,012	$19,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,500	2,382
Loss on disposal of property, plant, and equipment	328	166
Stock-based compensation	5,621	—
Amortization of debt issuance costs	555	—
Changes in assets and liabilities:
Receivables	(13,862)	39,457
Other assets	1,893	—
Accounts payable	1,994	(11,781)
Billings in excess of costs	7,498	(3,201)
Deferred taxes	(5,306)	(1,213)
Compensation and other employee benefits	700	(11,359)
Other liabilities	(16,889)	6,247
Net cash provided by operating activities	10,044	40,180
Investing activities
Purchases of capital assets	(769)	(2,049)
Net cash used in investing activities	(769)	(2,049)
Financing activities
Proceeds from issuance of long-term debt	—	140,000
Repayments of long-term debt	(16,875)	—
Distribution to subsidiary of Exelis	—	(136,281)
Proceeds from revolver	235,500	—
Repayments of revolver	(235,500)	—
Proceeds from exercise of stock options	107	—
Proceeds from insurance financing	14,857	—
Repayments of insurance financing	(8,061)	—
Payments of employee withholding taxes on share-based compensation	(759)	—
Payment of debt issuance costs	—	(3,698)
Transfer to Former Parent, net	—	(6,372)
Net cash used in financing activities	(10,731)	(6,351)
Exchange rate effect on cash	(207)	—
Net change in cash	(1,663)	31,780
Cash-beginning of year	42,823	10,446
Cash-end of period	$41,160	$42,226
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,381	$—
Income taxes paid	$11,129	$—
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Vectrus is a leading provider of services to the United States (U.S.) government worldwide. We operate in a single segment and offer services in the following areas: infrastructure asset management, logistics and supply chain management and information technology and network communication. Our infrastructure asset management services support the U.S. Army, Air Force and Navy and include infrastructure services, security, warehouse management and distribution, ammunition management, military base maintenance and operations, communications, emergency services, transportation, and life support activities at a number of critical global military installations. Our logistics and supply chain management services support and maintain the vehicle and equipment stocks of the U.S. Army and Marine Corps. Our information technology and network communication services consist of sustainment of communications systems, network security, systems installation and full life cycle management of information technology systems for the U.S. Army, Air Force and Navy.
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. and its consolidated subsidiaries. References in these notes to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis Inc. was acquired by Harris Corporation on May 29, 2015.
Separation from Exelis Inc.
On September 27, 2014, Vectrus was spun-off from Exelis (the Spin-off). Prior to the Spin-off, Vectrus was Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. Effective as of 12:01 a.m., Eastern Time on September 27, 2014 (the Distribution Date), the common stock of Vectrus was distributed, on a pro rata basis, to Exelis shareholders of record as of the close of business on September 18, 2014 (the Record Date). On the Distribution Date, each of the shareholders of Exelis received one share of Vectrus common stock for every 18 shares of common stock of Exelis held on the Record Date. The Spin-off was completed pursuant to a Distribution Agreement, dated September 25, 2014, between Exelis and Vectrus (the Distribution Agreement). After the Distribution Date, Exelis did not beneficially own any shares of Vectrus common stock.
Vectrus' Registration Statement on Form 10 was declared effective by the Securities and Exchange Commission (SEC) on September 8, 2014 and we became a publicly-traded company (See Note 14, "Transactions with Former Parent").
On September 17, 2014, in connection with the Spin-off, Vectrus entered into a $140.0 million term loan (See Note 6, "Debt"). The proceeds of the term loan were used to fund a $136.3 million distribution to a subsidiary of Exelis that occurred on September 26, 2014.
Principles of Consolidation
Vectrus consolidates companies in which we have a controlling financial interest. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the unaudited condensed consolidated and combined statements of income. All intercompany transactions and balances between programs have been eliminated.
Principles of Combination and Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 25, 2015 for the third quarter of 2015 and September 26, 2014 for the third quarter of 2014), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited condensed consolidated and combined financial statements reflect the consolidated operations of Vectrus as a separate stand-alone entity beginning on September 27, 2014. Our historical unaudited condensed consolidated and combined financial statements have been prepared on a stand-alone basis and, for periods prior to September 27, 2014, have been derived from the consolidated financial statements of Exelis and accounting records of Exelis. The unaudited condensed consolidated and combined financial statements reflect our results of operations and cash flows as we were historically managed, in conformity with U.S. generally accepted accounting principles (GAAP).
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
Prior to September 27, 2014, all intercompany transactions between Vectrus and Exelis have been included in these unaudited condensed consolidated and combined financial statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions between Vectrus and Exelis is reflected in the unaudited condensed consolidated and combined statements of cash flows as a financing activity.
The financial statements presented in this Quarterly Report on Form 10-Q represent:
(i) periods prior to September 27, 2014 when we were part of Exelis (referred to as "unaudited condensed combined financial statements") and
(ii) the period as of and subsequent to September 27, 2014 upon effectiveness of the Spin-off (referred to as "unaudited condensed consolidated financial statements").
Prior to September 27, 2014, our unaudited condensed consolidated and combined financial statements included expenses of Exelis allocated to us for certain functions provided by Exelis as well as other Exelis employees not solely dedicated to us, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses had been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expenses we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the organization of our operations, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our Spin-off from Exelis, we began performing these functions using our own resources or purchased services. For an interim period, however, some of these functions have been provided by Exelis under a transition services agreement, which generally has a term of one year or less for most services to be provided (See Note 14, "Transactions with Former Parent"). In addition, in support of ongoing business, we have entered into subcontracts with Exelis whereby either we or Exelis serve as a subcontractor to the other on certain government contracts.
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
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the accompanying unaudited condensed consolidated balance sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
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
Cumulative catch-up adjustments are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2015	2014	2015	2014
Favorable adjustments	$861	$—	$6,304	$3,571
Unfavorable adjustments	(1,212)	(162)	(6,784)	(3,934)
Net adjustments	$(351)	$(162)	$(480)	$(363)
For the nine months ended September 25, 2015 and September 26, 2014, we generated approximately 91.0% and 87.0%, respectively, of our total revenue from the U.S. Army. Our four largest contracts, in aggregate, amounted to approximately $573.3 million, or 66.0%, and $619.1 million, or 67.0%, of our total revenue for the nine months ended September 25, 2015 and September 26, 2014, respectively.
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

The derivative instrument is adjusted to fair value through accumulated other comprehensive income (loss). If we determine that a derivative is no longer highly effective as a hedge, we would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive income (loss) to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.

Refer to Note 7, "Derivative Instrument" for information regarding Vectrus' derivative activities.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of issuance	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is not permitted.
		May 2014, as amended in August 2015	We are currently evaluating the effect the standard is expected to have on the Company's financial statements and related disclosures.
Standards that were adopted
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
April 2015
We adopted this guidance on June 26, 2015. As a result, we reclassified $3.1 million in debt financing fees from “Total non-current assets” to a direct deduction from the carrying amount of “Long term debt, net" on the September 25, 2015 condensed consolidated balance sheet. In addition, we reclassified $3.5 million in debt financing fees from “Total non-current assets” to a direct deduction from the carrying amount of “Long term debt, net" on the December 31, 2014 condensed consolidated balance sheet.

Other new pronouncements issued but not effective until after September 25, 2015 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three and nine months ended September 25, 2015, the Company recorded a non-cash income tax benefit of $(7.1) million, or (103.7)%, and $(1.0) million, or (4.0)%, respectively, in income from continuing operations before income taxes compared to a non-cash income tax expense of $1.2 million, or 35.4%, and $10.8 million, or

35.7%, respectively, during the same prior year periods. The effective income tax rates for the 2015 periods vary from the federal statutory rate of 35.0% due to the settlement of tax positions discussed below, state taxes and other nondeductible expenses.
Uncertain Tax Positions
As of September 25, 2015 and December 31, 2014, unrecognized tax benefits from uncertain tax positions were zero and $7.6 million, respectively. We effectively settled $6.9 million of unrecognized tax benefits during the three months ended September 25, 2015 due to the resolution of examinations of tax returns of our Former Parent. The balance of $0.7 million was effectively settled with the filing of our 2014 income tax returns during the three months ended September 25, 2015.
Tax Indemnifications
In connection with the Spin-off, pursuant to a Tax Matters Agreement with our Former Parent, our Former Parent agreed to indemnify us for up to $3.3 million of income tax return liabilities, which were settled with the filing of our Former Parent’s 2014 income tax return during the three months ended September 25, 2015. As a result, as of September 25, 2015, we reduced the tax liabilities, which were included in “other long term liabilities” in the condensed consolidated balance sheets, from $3.2 million to zero, which provided an income tax benefit of $3.2 million. We had a corresponding indemnification receivable, net of interest of $0.1 million, which was included in “other non-current assets” in the condensed consolidated balance sheets. We reduced the indemnification receivable from $3.3 million to zero, creating an expense of $3.3 million, which is included in "selling, general and administrative expenses" in the condensed consolidated and combined statements of income. The net settlement of these tax liabilities and the indemnification receivable had no impact on our net income.
NOTE 4
EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the dilutive effect of share-based compensation outstanding after application of the treasury stock method. For the three and nine months ended September 25, 2015, less than 0.1 million shares were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2015	2014	2015	2014
Net income	$14,028	$2,114	$25,012	$19,482

Weighted average common shares outstanding ¹	10,560	10,474	10,533	10,474
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	288	—	275	—
Diluted weighted average common shares outstanding ¹	10,848	10,474	10,808	10,474

Earnings per share
Basic	$1.33	$0.20	$2.37	$1.86
Diluted	$1.29	$0.20	$2.31	$1.86

¹ For periods prior to September 27, 2014, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the Distribution Date under the Spin-off.

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	September 25,	December 31,
(In thousands)	2015	2014
Billed receivables	$47,489	$41,997
Unbilled contract receivables	167,453	160,735
Receivables	$214,942	$202,732
As of September 25, 2015 and December 31, 2014, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $2.9 million of our unbilled contract receivables as of September 25, 2015 may not be collected within the next 12 months. These amounts relate to requests for equitable adjustments and contract line item realignments with our customers.
As part of the Spin-off, Exelis indemnified Vectrus for a receivable of approximately $11.4 million. As of September 25, 2015, the receivable balance was $10.5 million due to the effect of foreign currency translation during the period. Vectrus has a corresponding liability of $10.5 million as we are required to remit payment to Exelis for amounts collected related to the indemnified receivable.
NOTE 6
DEBT
Senior Secured Credit Facilities

Term Facility and Revolver. In September 2014, Vectrus, Inc. and its wholly-owned subsidiary Vectrus Systems Corporation entered into a Credit Agreement (the Credit Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The Credit Agreement provides for $215.0 million in senior secured financing, consisting of a $140.0 million five-year term loan facility (the Term Facility) and a $75.0 million five-year senior secured revolving credit facility (the Revolver, and together with the Term Facility, the Senior Secured Credit Facilities).

We used $136.3 million from the Term Facility to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Facility consisted of debt financing fees, which are included in "Long-term debt, net" in the condensed consolidated balance sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of September 25, 2015, the balance outstanding under the Term Facility was $120.5 million. In addition to the quarterly installments, we voluntarily prepaid $9.0 million during the nine months ended September 25, 2015 and intend to voluntarily prepay an additional $3.0 million over the next twelve months.

The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of September 25, 2015, there were six letters of credit outstanding in the aggregate amount of $13.8 million, which reduced our borrowing availability to $61.2 million under the Revolver.

Guarantees and Collateral. The indebtedness and other obligations under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by Vectrus and certain of its restricted subsidiaries and are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all tangible and intangible assets of Vectrus and each domestic guarantor.
Mandatory Prepayments. The Term Facility requires the following mandatory prepayments, subject to certain thresholds, exceptions and reinvestment rights: (i) 100% of the net cash proceeds from the incurrence of indebtedness (other than permitted debt), non-ordinary course asset sales or other dispositions of property by Vectrus and its restricted subsidiaries; and (ii) 50% of excess cash flow with step-downs to 25% and 0% based on certain leverage ratios, commencing with the fiscal year ending December 31, 2015.

Voluntary Prepayments. We may voluntarily prepay the Term Facility in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs under certain conditions. Voluntary prepayments of the Term Facility will be applied to the remaining installments thereof as directed by us. We may reduce the commitments under the Revolver in whole or in part at any time without premium or penalty.

Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of September 25, 2015, the maximum amount of dividends we could pay was $5.0 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.50 to 1.00, which stepped down to 3.00 to 1.00 beginning with the third fiscal quarter of 2015 and will step down to 2.75 to 1.00 beginning with the first fiscal quarter of 2016, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of September 25, 2015, we had a ratio of total consolidated indebtedness to EBITDA of 2.48 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 7.73 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of September 25, 2015.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at September 25, 2015 was 3.20%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of September 25, 2015 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

The carrying value and fair value of the Term Facility in the condensed consolidated balance sheets as of September 25, 2015 are as follows:

	September 25, 2015
(In thousands)	Carrying Value	Fair Value
Long-term debt, including short-term portion	$120,500	$120,500
NOTE 7
DERIVATIVE INSTRUMENT
Risk Management Policy
We are exposed to the risk that our earnings and cash flows could be adversely impacted due to fluctuations in interest rates applicable to the variable rate portion of the Term Facility. We will periodically enter into interest rate swaps to manage interest costs in which we agree to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and our outstanding derivative instrument does not contain credit risk related contingent features. Collateral is generally not required.
Derivative Instrument
On May 5, 2015, we entered into a derivative instrument to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Term Facility (the interest rate swap). The interest rate swap is designated and qualifies as an effective cash flow hedge. The contract, with notional amount of $39.2 million at September 25, 2015, is recorded at fair value.
The interest rate swap is measured at fair value on a recurring basis and is determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheet. We reclassify the effective gain or loss from accumulated other comprehensive income (loss), net of tax, to Interest expense on the condensed consolidated and combined statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense.
The following table summarizes the amount at fair value and location of the derivative instrument in the condensed consolidated balance sheet as of September 25, 2015:

	Fair Value
	Derivative in liability position
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$105.9
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$212.9
By utilizing an interest rate swap, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of September 25, 2015, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
NOTE 8
GOODWILL
Goodwill as of September 25, 2015 of $216.9 million remained unchanged from December 31, 2014. There was no goodwill impairment during the nine months ended September 25, 2015. We conduct our annual impairment testing during the fourth fiscal quarter.
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits were comprised of the following:

	September 25,	December 31,
(In thousands)	2015	2014
Accrued salaries and wages	$16,425	$13,919
Accrued bonus	3,426	4,528
Accrued employee benefits	17,353	18,133
Total	$37,204	$36,580
Other accrued liabilities were comprised of the following:

	September 25,	December 31,
(In thousands)	2015	2014
Workers' compensation, auto and general liability reserve	$7,368	$9,637
Exelis indemnified receivable obligation	10,538	11,411
Insurance financing	6,795	—
Other accrued liabilities	13,156	16,025
Total	$37,857	$37,073
NOTE 10
LEASES
Capital Leases
We did not enter into any capital leases during the nine months ended September 25, 2015, and we leased $0.2 million of vehicles and equipment using capital leases during the nine months ended September 26, 2014. There was $0.4 million and $0.3 million of depreciation on capital leases during the nine months ended September 25, 2015 and September 26, 2014, respectively. Capital lease terms vary in length from twenty-four to sixty months. The liabilities for these capital leases are included in “Other accrued liabilities” and “Other non-current liabilities” in the condensed consolidated balance sheets.
The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 25, 2015:

(In thousands)
2015	$84
2016	326
2017	75
2018	68
2019	53
Total minimum lease payments	606
Less: estimated executory costs	—
Net minimum lease payments	606
Less: amount representing interest	(17)
Present value of minimum lease payments	$589

Capital leases are included under the following balance sheet captions:

	September 25,	December 31,
(In thousands)	2015	2014
Other accrued liabilities	$352	$380
Other long-term liabilities	237	543
Total	$589	$923
NOTE 11
RESTRUCTURING
We have initiated various restructuring activities in our business during the past two years. The restructuring activities focus on various aspects of our operations, including closing certain facilities, rationalizing headcount, and aligning operations in the most strategic and cost efficient manner.
For the nine months ended September 25, 2015, there was no expense related to severance and related benefit costs as part of our restructuring activities. For the nine months ended September 26, 2014, there was $0.1 million related to severance and related benefit costs as part of our restructuring activities.
Substantially all remaining severance payments have been paid out pursuant to agreements entered into with affected employees and we do not expect to incur significant additional charges related to these activities in future periods.
The severance and related benefit costs and their utilization for the nine months ended September 25, 2015 are summarized in the table below:

(In thousands)
Balance, December 31, 2014	$750
Adjustments	(21)
Severance and related benefit costs	—
Payments	(625)
Balance, September 25, 2015	$104
The severance and related benefit costs and their utilization for the nine months ended September 26, 2014 are summarized in the table below:

(In thousands)
Balance, December 31, 2013	$1,274
Adjustments	—
Severance and related benefit costs	147
Payments	(1,188)
Balance, September 26, 2014	$233
NOTE 12
POST EMPLOYMENT BENEFIT PLANS
We sponsor one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan requires us to match a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income was $2.1 million and $2.3 million for the nine months ended September 25, 2015 and September 26, 2014, respectively.

On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of September 25, 2015, we had accrued $0.2 million of contributions.
NOTE 13
STOCK-BASED COMPENSATION
We maintain an omnibus incentive plan under which all long-term incentive awards, including equity and total shareholder return (TSR) awards are granted to Vectrus employees and non-management directors.
Equity Awards
Equity awards may include nonqualified stock options (NQOs), incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and unrestricted shares. We account for NQOs and stock-settled RSUs as equity-based compensation awards.
    Other awards under the plan may include the payment of cash based on attainment of performance goals (TSR awards), service conditions or other goals and the payment of shares in lieu of cash under other Company incentive or bonus programs. TSR awards further described below and cash-settled RSUs are accounted for as liability-based awards.
The following table provides the impact of stock-based compensation in our unaudited condensed consolidated and combined statements of income:

	Three Months Ended	Nine Months Ended
	September 25,	September 25,
(In thousands)	2015	2015
Compensation costs for equity-based awards	$1,696	$5,282
Compensation costs for liability-based awards	74	339
Total compensation costs, pre-tax	$1,770	$5,621
Future tax benefit	$637	$2,024
As of September 25, 2015, total unrecognized compensation costs related to equity-based awards and liability-based awards were $4.7 million and $1.0 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.77 years and 2.13 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the nine months ended September 25, 2015:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	446	$17.43	423	$19.28
Granted	54	$32.04	93	$30.31
Exercised	(8)	$13.22	—	—
Vested	—	—	(106)	$18.06
Forfeited or expired	—	—	—	—
Outstanding at September 25, 2015	492	$19.10	410	$22.10
During the nine months ended September 25, 2015, we granted long-term incentive awards to employees and directors consisting of 53,834 NQOs and 93,252 RSUs with respective weighted average grant date fair values per share of $12.65 and $30.31. The NQOs expire 10 years from the date of the grant and vest in one-third increments over three years following the date of the grant. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. Employee RSUs vest in one-third increments on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of the annual meeting and vest the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.
The following assumptions were utilized in deriving the fair value for NQOs granted on March 4, 2015 under the Black-Scholes model:

Expected volatility	34.2%
Expected life (in years)	7.0
Risk-free rate	2.01%
Weighted-average grant date fair value per share	$12.65
Total Shareholder Return (TSR) Awards
TSR awards are granted subject to a three-year performance period, and any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. TSR awards provide performance-based cash award incentives to our key employees. During the nine months ended September 25, 2015, we granted 2015 TSR awards with an aggregate target value of $1.7 million. The fair value of TSR awards is measured quarterly and based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. As of September 25, 2015, we recorded $0.2 million in compensation expense related to the 2015 TSR awards.

NOTE 14
TRANSACTIONS WITH FORMER PARENT
Allocation of General Corporate Expenses
Prior to September 27, 2014, our unaudited condensed consolidated and combined financial statements included expense allocations for certain functions provided by Exelis as well as other Exelis employees not solely dedicated to the Company, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. For the nine months ended September 26, 2014, we were allocated $23.3 million of general corporate expenses incurred by Exelis which are primarily included within selling, general and administrative (SG&A) expenses in the unaudited condensed consolidated and combined statements of income.
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
Separation Agreements
Following the Spin-off, Vectrus and Exelis began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Vectrus and Exelis following the Spin-off and to provide mechanisms for an orderly transition, on September 27, 2014, Vectrus and Exelis executed the various agreements that govern the ongoing relationships between the companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include a Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, Technology License Agreement and Transitional Trademark License Agreement.
For the nine months ended September 25, 2015, charges incurred as a result of the services provided to Vectrus by Exelis under the Master Transition Services Agreement were $1.7 million, and no charges were incurred related to this agreement for services provided by Vectrus to Exelis. As of September 25, 2015 and December 31, 2014, total payables due from Vectrus to Exelis were $0.1 million and $1.4 million, respectively. Total receivables due to Vectrus from Exelis were less than $0.1 million as of September 25, 2015.
NOTE 15
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to environmental matters, employment matters and commercial or contractual disputes.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, as of September 25, 2015, will have a material adverse effect on our cash flow, results of operations, or financial condition.
Environmental
As of September 25, 2015, we were not aware of any material outstanding environmental liabilities. Any environmental liabilities as of the date of the Spin-off were retained by Exelis as set forth in the Distribution Agreement and, accordingly, after the Spin-off, the Company eliminated such liabilities and recorded a contribution to capital on its balance sheet.

U.S. Government Contracts, Investigations and Claims
We have U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition or results of operations. Furthermore, our contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our financial condition and results of operations.
Departments and agencies of the U.S. government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings against us, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on us because of our reliance on U.S. government contracts.
U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review our performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to the U.S. government customers are subject to potential adjustment upon audit by such agencies. The agencies also review the adequacy of our compliance with government standards for our accounting and management internal control systems, including: control environment and accounting systems, general information technology systems, budget and planning systems, purchasing systems, material management systems, compensation systems, labor systems, indirect and other direct costs systems, property systems, billing systems and estimating systems. Audits currently underway include the Company’s control environment and accounting, billing, and indirect and other direct cost systems, as well as reviews of our compliance with certain U.S. government cost accounting standards.
From time to time, U.S. government customers advise us of claims and penalties concerning certain potential disallowed costs. When such findings are presented, we and the U.S. government representatives engage in discussions to enable us to evaluate the merits of these claims and to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses to the matters raised by the U.S. government representatives. We review such provisions on a quarterly basis for sufficiency based on the most recent information available to us.
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

Overview
Vectrus, Inc. (Vectrus, the Company, our Company, we, us and our) is a leading provider of services to the U.S. government worldwide. We operate in a single segment and offer services in the following areas: infrastructure asset management, logistics and supply chain management, and information technology and network communication. Our infrastructure asset management services support the U.S. Army, Air Force and Navy and include infrastructure services, security, warehouse management and distribution, ammunition management, military base maintenance and operations, communications, emergency services, transportation, and life support activities at a number of critical global military installations. Our logistics and supply chain management services support and maintain the vehicle and equipment stocks of the U.S. Army and Marine Corps. Our information technology and network communication services consist of sustainment of communications systems, network security, systems installation and full life cycle management of information technology systems for the U.S. Army, Air Force and Navy.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the nine months ended September 25, 2015, we had revenue of $869.5 million, all of which was derived from U.S. government customers.
Separation from Exelis
On September 27, 2014, Vectrus was spun-off from Exelis. Prior to the Spin-off, Vectrus was formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment.
Prior to the Spin-off, we were a subsidiary of Exelis. The financial information included herein for periods prior to the Spin-off has been derived from the consolidated financial statements of Exelis and accounting records of Exelis and may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented that occurred prior to the Spin-off. We have incurred and are incurring additional costs to be able to function as an independent, publicly-traded company, including additional costs related to corporate finance, governance and public reporting.
Executive Summary
Vectrus reported revenue of $299.1 million for the quarter ended September 25, 2015, a decrease of approximately $1.6 million, or 0.5%, from the $300.7 million revenue reported for the corresponding period in 2014. This decrease was driven by lower program activity in Afghanistan as a result of U.S. troop withdrawals and lower service level requirements on our contracts in Afghanistan, which resulted in a $26.2 million decrease in revenue as compared to the corresponding period of 2014. The decrease was also due to a decrease of $12.6 million in revenue from the Tethered Aerostat Radar System (TARS) program, which was retained by Exelis. The decrease was partially offset by an increase in revenue from our non-Afghanistan programs of $37.2 million, including new contracts for the U.S. Army Corps of Engineers (ACE-IT) and U.S. Air Force bases in Turkey and in Spain (Turkey/Spain Base Maintenance).
Operating income for the quarter ended September 25, 2015 was $8.5 million compared to $3.3 million for the quarter ended September 26, 2014, an increase of approximately $5.2 million, or 157.4%. This increase was due to a $7.1 million decrease in general corporate expenses incurred for separation costs associated with becoming a stand-alone public company (See Key Performance and Non-GAAP Measures), a $2.2 million increase in operating income from our non-Afghanistan programs, a $0.9 million increase in operating income from the TARS program, which as retained by Exelis, a $3.3 million increase in SG&A expenses due to a one-time settlement of uncertain tax positions, which is described in Note 3, “Income Taxes” in the notes to our unaudited condensed consolidated and combined financial statements and a decrease of $1.3 million due to lower revenue from our Afghanistan programs.
During the performance of long-term sales contracts, we review estimated final contract prices and costs periodically and make revisions as required, which are recorded as income in the periods in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting decreased operating income by approximately $(0.4) million for the three months ended September 25, 2015 and decreased operating income by $(0.2) million for the three months ended September 26, 2014.

Revenue derived from services ultimately sold to the U.S. government for contracts based in Afghanistan totaled $39.0 million and $65.2 million for the three months ended September 25, 2015 and September 26, 2014, respectively. U.S. funding for programs in Afghanistan has decreased in recent periods and could continue to decrease as the U.S. government reduces the U.S. presence in Afghanistan. The size of our workforce in Afghanistan will track with changes and modifications to U.S. policy in the region. Potential reductions could continue to have an adverse effect on our revenue and operating income.
Further details related to the three and nine months ended September 25, 2015, compared to the three and nine months ended September 26, 2014 are contained in the Discussion of Financial Results section.
Recent Developments
We previously announced that a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the U.S. Government Accounting Office denied protests of the Thule Contract filed by three competitors, and all three of them filed a subsequent protest with the United States Court of Federal Claims. On May 28, 2015, the Court of Federal Claims entered a judgment in favor of the protestors that sets aside the Thule Contract and enjoins the U.S. Air Force from proceeding with the Thule Contract. As ordered by the Air Force, the Danish company has stopped work on the Thule Contract and has appealed the decision of the Court of Federal Claims to the United States Court of Appeals for the Federal Circuit. The Court of Appeals granted the parties’ joint motion to expedite the appeal.  The matter is scheduled to be fully briefed in December 2015, with oral argument to be scheduled shortly thereafter.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and changing business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment and communication needs, which aligns with our services and strengths. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. In addition, we plan to address a larger portion of the U.S. government budget and expand our focus to other sectors of the U.S. government, such as the intelligence community and other civilian agencies.
Although we anticipate reductions to certain programs in which we participate or for which we expect to compete, others are expanding.  In addition to a number of lengthy contract extensions, some programs are experiencing growth resulting from additions to the scope of the contracts.  We also believe spending on Operation and Maintenance (O&M) of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. We expect our portfolio of capabilities aligns well with U.S. government cost-saving initiatives that demand that government users utilize existing equipment and infrastructure rather than executing new purchases and new infrastructure construction. Our focus is on sustaining existing base and installed equipment, which we believe aligns with our customers’ intent. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communication networks operational; (ii) operating and repairing utilities such as electricity and gas; and (iii) providing firefighting services. While customers may reduce the level of service required from us, we do not currently anticipate the complete elimination of these services.
            Programs in Afghanistan generally face declining revenue streams going forward. Despite our expectation of declining revenue in Afghanistan, we believe we are well positioned to address emerging opportunities with the U.S. government around the world.
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

Key Performance and Non-GAAP Measures
The primary financial performance measures we use to manage our businesses and monitor results of operations are revenue trends and operating income trends. Management believes that these financial performance measures are the primary drivers for our earnings and net cash from operating activities. Operating income represents revenue less both cost of revenue and SG&A expenses.
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
We manage the nature and amount of costs at the program level, which forms the basis for estimating our total costs and profitability. Management evaluates its contracts and business performance by focusing on revenue, operating income and operating margin. This is consistent with our approach for managing our business, which begins with management's assessing the bidding opportunity for each contract and then managing contract profitability throughout the performance period.
In addition to the key performance measures discussed above, we consider adjusted revenue and adjusted operating income to be useful to management and investors in evaluating our operating performance for the periods presented and to provide a tool for evaluating our ongoing operations. Adjusted revenue, a non-GAAP measure, is defined as revenue adjusted to exclude the TARS program revenue. Adjusted operating income, a non-GAAP measure, is defined as net income, adjusted to exclude: income taxes; interest expense; items that may include, but are not limited to, other income; significant charges or credits that impact current results but are not related to our ongoing operations; unusual and infrequent non-operating items and non-operating tax settlements or adjustments, such as separation costs incurred to become a stand-alone public company and operating income associated with the TARS program, which was retained by Exelis. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives. Adjusted operating income, however, is not a measure of financial performance under GAAP and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. Adjusted operating margin, a non-GAAP measure, is defined as adjusted operating income divided by adjusted revenue. Reconciliations of adjusted revenue to revenue and adjusted operating income to net income are provided below.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2015	2014	2015	2014
Revenue	$299,061	$300,651	$869,490	$917,504
TARS revenue	—	(12,578)	—	(31,315)
Adjusted revenue	$299,061	$288,073	$869,490	$886,189

Net income	$14,028	$2,114	$25,012	$19,482
Income tax (benefit) expense	(7,140)	1,155	(958)	10,815
Interest (expense) income	(1,583)	(22)	(4,616)	28
Operating income	8,471	3,291	28,670	30,269
Operating margin	2.8%	1.1%	3.3%	3.3%
TARS operating income (loss) (pretax)	—	(931)	—	(1,541)
Separation costs to become a stand-alone public company (pretax)	—	7,148	177	12,681
Tax indemnifications	$3,300	$—	$3,300	$—
Adjusted operating income	$11,771	$9,508	$32,147	$41,409
Adjusted operating margin	3.9%	3.3%	3.7%	4.7%

DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended		Change		Nine Months Ended		Change
	September 25,	September 26,			September 25,	September 26,
(In thousands)	2015	2014	$	%	2015	2014	$	%
Revenue	$299,061	$300,651	$(1,590)	(0.5)%	869,490	917,504	(48,014)	(5.2)%
Cost of revenue	272,224	273,712	(1,488)	(0.5)%	791,170	825,598	(34,428)	(4.2)%
% of revenue	91.0%	91.0%			91.0%	90.0%
Selling, general and administrative	18,366	23,648	(5,282)	(22.3)%	49,650	61,637	(11,987)	(19.4)%
% of revenue	6.1%	7.9%			5.7%	6.7%
Operating income	8,471	3,291	5,180	157.4%	28,669	30,269	(1,600)	(5.3)%
Operating margin	2.8%	1.1%			3.3%	3.3%
Interest (expense) income, net	(1,583)	(22)	(1,561)	(100.0)%+	(4,616)	28	(4,644)	(100.0)%+
Income before taxes	6,888	3,269	3,619	110.7%	24,054	30,297	(6,243)	(20.6)%
% of revenue	2.3%	1.1%			2.8%	3.3%
Income tax expense	(7,140)	1,155	(8,295)	(718.2)%	(958)	10,815	(11,773)	(108.9)%
Effective income tax rate	(103.7)%	35.4%			(4.0)%	35.7%
Net Income	$14,028	$2,114	$11,914	563.6%	$25,012	$19,482	$5,530	28.4%
% of revenue	4.7%	0.7%			2.9%	2.1%
Revenue
Revenue for the three and nine months ended September 25, 2015, was $299.1 million and $869.5 million, respectively, reflecting decreases of approximately $1.6 million, or 0.5%, and $48.0 million, or 5.2%, respectively, as compared to the same periods in 2014. The decline in revenue was attributable mainly to lower activity for our Afghanistan-based contracts. Programs with contract activity in Afghanistan experienced declines in revenue of approximately $26.2 million and $90.5 million for the three and nine months ended September 25, 2015, respectively, compared to the same periods in 2014, as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align to changing U.S. government priorities in Afghanistan. The decrease was also due to a decrease of $12.6 million and $31.3 million in revenue from the TARS program, which was retained by Exelis for the three and nine months ended September 25, 2015 compared to the same periods in 2014.The decrease in revenue was partially offset by $37.2 million and $73.8 million increases in revenue from our non-Afghanistan programs, including new ACE-IT and Turkey/Spain Base Maintenance contracts, for the three and nine months ended September 25, 2015 as compared to the same periods in 2014.
Cost of Revenue
The decrease in cost of revenue of $1.5 million, or 0.5%, and $34.4 million, or 4.2% for the three and nine months ended September 25, 2015, respectively, as compared to the same periods in 2014, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased for the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan-based programs.

Selling, General and Administrative Expenses
For the three and nine months ended September 25, 2015, SG&A expenses of $18.4 million and $49.7 million, respectively, decreased by 22.3% and 19.4%, respectively, as compared to $23.6 million and $61.6 million in the same periods in 2014. The decreases were driven by cost reductions implemented during 2014 to align costs with anticipated revenue declines in the Afghanistan-based programs and lower general corporate expenses incurred for separation costs associated with becoming a stand-alone public company. Cost reductions included staff reductions in Colorado Springs, Colorado as we implemented a leaner headquarters operating model. The decreases were offset by a $3.3 million increase in SG&A expense due to a one-time settlement of uncertain tax positions, which is described in Note 3, “Income Taxes” in the notes to our unaudited condensed consolidated and combined financial statements.
Operating Income
Operating income for the three and nine months ended September 25, 2015 increased by $5.2 million, or 157.4%, and decreased by $1.6 million, or 5.3%, respectively, as compared to the same periods in 2014. Operating income as a percentage of revenue was 2.8% for the three months ended September 25, 2015, compared to 1.1% for the three months ended September 26, 2014. Operating income as a percentage of revenue was 3.3% for each of the nine months ended September 25, 2015 and September 26, 2014.
During the performance of long-term sales contracts, we review estimated final contract prices and costs periodically and make revisions as required, which are recorded as income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment that recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Aggregate cumulative catch-up adjustments for the nine months ended September 25, 2015 decreased operating income by approximately $(0.5) million, and aggregate cumulative catch-up adjustments for the nine months ended September 26, 2014 decreased operating income by $(0.4) million. Aggregate cumulative catch-up adjustments for the nine months ended September 25, 2015 and September 26, 2014 relate to operational efficiencies related primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts, decreased subcontract work as we in-sourced work at reduced costs, and lower administrative support required to operate maturing contracts.
Income Tax Expense
We recorded a non-cash income tax (benefit) expense of $(7.1) million and $1.2 million for the three months ended September 25, 2015 and September 26, 2014, respectively, and $(1.0) million and $10.8 million for the nine months ended September 25, 2015 and September 26, 2014, respectively, representing effective income tax rates of (103.7)% and 35.4%, respectively, and (4.0)% and 35.7%, respectively. The decrease in the effective income tax rates for the three and nine months ended September 25, 2015 compared to the three and nine months ended September 26, 2014 is due to the settlement of tax positions during the periods described in Note 3, “Income Taxes” in the notes to our unaudited condensed consolidated and combined financial statements. Management does not believe these lower effective income tax rates in the 2015 periods represent a trend in our future income tax rates.
Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual volumes may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
We received funded orders of $919.8 million during the nine months ended September 25, 2015, which was a decrease of approximately $273.1 million compared to the same period in 2014 due to the timing of funded orders for some of our contracts. Funded orders (different from funded backlog) represent orders for which funding was received during the period.
Total backlog decreased by $451.8 million in the nine months ended September 25, 2015. As of September 25, 2015, total backlog (funded and unfunded) was $2.4 billion.

	September 25,	December 31,
(In millions)	2015	2014
Funded backlog	$864	$814
Unfunded backlog	1,536	2,038
Total backlog	$2,400	$2,852

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditures and financing requirements. We expect to fund our ongoing working capital, capital expenditures and financing requirements through cash flows from operations, cash on hand and access to capital markets. When necessary, we will utilize our revolving credit facility to satisfy short-term liquidity requirements.
If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or at all.
Prior to the Spin-off, the majority of our operations participated in U.S. and international cash management and funding arrangements managed by Exelis where cash was swept from our balance sheet daily and cash to meet our operating and investing needs was provided as needed by Exelis.
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $4.0 million of our total $41.2 million in cash at September 25, 2015 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a term loan (Term Loan) in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the unaudited condensed consolidated and combined financial statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. As of September 25, 2015, the Company held cash of $41.2 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 66 and 68 days as of September 25, 2015 and December 31, 2014, respectively.
The following table sets forth net cash (used in) and provided by operating, investing and financing activities for the nine months ended September 25, 2015 and September 26, 2014.

	Nine Months Ended
	September 25,	September 26,
(In thousands)	2015	2014
Operating Activities	$10,044	$40,180
Investing Activities	(769)	(2,049)
Financing Activities	(10,731)	(6,351)
Foreign Exchange	(207)	—
Net change in cash	$(1,663)	$31,780
Net cash provided by operating activities decreased by $30.1 million for the nine months ended September 25, 2015 as compared to the same period in 2014 primarily due to (i) lower contributions from accounts receivable of $53.3 million due to reduced collections in the nine months ended September 25, 2015 as compared to the same period in 2014 and (ii) a decrease of $23.1 million in other liabilities due to the settlement of uncertain tax positions during the three months ended September 25, 2015 of $10.2 million and the addition of a receivable for which Exelis indemnified us of approximately $11.4 million. These changes were partially offset by (i) changes in accounts payable of $13.8 million driven by the timing of payments to vendors, (ii) changes in billings in excess of cost of $10.7 million driven by the timing of costs incurred, (iii) changes in compensation and other employee benefits of $12.1 million driven primarily by lower costs as a result of previous cost reductions, (iv) changes in other current assets of $1.9 million, primarily due to the prepayment of insurance obligations and (v) higher net income of $5.5 million.
Net cash used in investing activities decreased by $1.3 million for the nine months ended September 25, 2015 as compared to the same period in 2014, reflecting higher capital expenditures in 2014.
Net cash used in financing activities increased by $4.4 million for the nine months ended September 25, 2015 as compared to the same period in 2014. Net cash used in financing activities was $10.7 million for the nine months ended September 25, 2015 due to $16.9 million in pre-payments and repayments on our Term Loan and net proceeds and payments of insurance financing in the amount of $6.8 million, offset by payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million. Net cash used in financing activities was $6.4 million for the nine months ended September 26, 2014 due to transfers to and from Exelis. The components of net transfers included: (i) cash deposits from the Company to Exelis; (ii) cash borrowings Exelis used to fund operations, capital expenditures or acquisitions; (iii) charges (benefits) for income taxes; and (iv) allocations of the corporate expenses of Exelis described in Note 14, “Transactions with Former Parent,” in the notes to our unaudited condensed consolidated and combined financial statements.
Capital Resources
At September 25, 2015, we held cash of $41.2 million, which included $4.0 million held by foreign subsidiaries, and had $61.2 million of available borrowing capacity under the Revolver, which expires on September 17, 2019. We believe that our cash at September 25, 2015, as supplemented by cash flows from operations and borrowings under the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.

Contractual Obligations
During the nine months ended September 25, 2015, we entered into an arrangement to finance certain of our insurance obligations. We are repaying this amount in eight equal installments through February 2016. As of September 25, 2015, the balance remaining under this arrangement was $6.8 million.
During the nine months ended September 25, 2015, we paid a total of $7.9 million in quarterly installment payments due on the Term Loan and voluntarily prepaid $9.0 million due on the Term Loan. We intend to voluntarily prepay an additional $3.0 million over the next twelve months.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. As of September 25, 2015, there were six letters of credit outstanding in the aggregate amount of $13.8 million, which reduced our borrowing availability to $61.2 million under the Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At September 25, 2015, we had no material off-balance sheet arrangements other than letters of credit and operating leases.
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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act), and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to risks and uncertainties relating to the Spin-off, including whether the Spin-off and the related transactions will result in any tax liability, the operational and financial profile of the Company after giving effect to the Spin-off, and the ability of the

Company to operate as an independent entity; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; protests of new awards; our ability to submit proposals for and/or win all potential opportunities in our pipeline; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog and to retain and renew our existing contracts; impairment of goodwill; misconduct of our employees, subcontractors, agents and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; our ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operation; changes in our tax provisions or exposure to additional income tax liabilities; changes in U.S. generally accepted accounting principles; and other factors described in, Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 and described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. As a business area within Exelis prior to the Spin-off, Vectrus did not directly experience exposure to the impacts of certain market risks, including those related to equity price risk and interest rate risk. Following the Spin-off, we are subject to interest rate risk with our Term Loan and Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change associated with the Term Loan would result in a $1.2 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 25, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 25, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
10.1	Vectrus, Inc. Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 +
10.2	Vectrus, Inc. Severance Pay Plan, as amended and restated as of October 6, 2015 +
10.3	Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 +
10.4	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 +
10.5	Vectrus, Inc. Annual Incentive Plan for Executive Officers, as amended and restated as of January 1, 2016 +
10.6	Vectrus, Inc. 2014 Omnibus Incentive Plan, as amended and restated as of October 6, 2015 +
10.7	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (for grants on and after October 6, 2015) +
10.8	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant (Stock Settled) (for grants on and after October 6, 2015) +
10.9	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant (Cash Settled) (for grants on and after October 6, 2015) +
10.10	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for grants on and after October 6, 2015) +
10.11	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for grants on and after October 6, 2015) +
10.12
Early Retirement Agreement and Complete Release of Liability, dated July 6, 2015, between Vectrus, Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 10, 2015)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated and Combined Statements of Income, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated and Combined Statements of Cash Flows, and (v) Notes to Condensed Consolidated and Combined Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
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

VECTRUS, INC.
/s/ Kristi K. Correa
By: Kristi K. Correa
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)
Date: November 4, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
10.1	Vectrus, Inc. Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 +
10.2	Vectrus, Inc. Severance Pay Plan, as amended and restated as of October 6, 2015 +
10.3	Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 +
10.4	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 +
10.5	Vectrus, Inc. Annual Incentive Plan for Executive Officers, as amended and restated as of January 1, 2016 +
10.6	Vectrus, Inc. 2014 Omnibus Incentive Plan, as amended and restated as of October 6, 2015 +
10.7	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (for grants on and after October 6, 2015) +
10.8	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant (Stock Settled) (for grants on and after October 6, 2015) +
10.9	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant (Cash Settled) (for grants on and after October 6, 2015) +
10.10	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for grants on and after October 6, 2015) +
10.11	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for grants on and after October 6, 2015) +
10.12
Early Retirement Agreement and Complete Release of Liability, dated July 6, 2015, between Vectrus, Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 10, 2015)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated and Combined Statements of Income, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated and Combined Statements of Cash Flows, and (v) Notes to Condensed Consolidated and Combined Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.