Form 10-K
period 2015-12-31
Vectrus, Inc.
filed 2016-03-15
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Address of Principal Executive Offices) (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of June 26, 2015, the last business day of the registrant’s most recently completed second quarter, was $264,363,909.
As of March 9, 2016, there were 10,642,147 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders, to be held on May 13, 2016 will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III.

VECTRUS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. Leveraging a history of more than 70 years, we provide global service solutions in 132 locations and 18 countries across three continents in both stable and unstable political and economic environments. We have a proven history of deploying resources rapidly and with precision to support the mission success of our customers.
We operate our business based on three core values of Integrity, Respect and Responsibility. We operate in a single segment and offer the following services: infrastructure asset management, logistics and supply chain management, and information technology and network communication.
Our primary customer is the U.S. Department of Defense (DoD) with a high concentration in the U.S. Army. For the three years ended December 31, 2015, 2014, and 2013, we had total revenue of $1.2 billion, $1.2 billion and $1.5 billion, respectively, all of which was derived from U.S. government customers.
We employ approximately 6,000 people and engage more than 7,000 subcontractor personnel around the world. This includes an experienced management team with an average of 30 years of experience in the military, industry, and a wide range of U.S. government agencies. Our management team has a proven track record of winning new contracts, driving premier operating efficiency, and managing all aspects of the demanding compliance culture required to do business with the U.S. government worldwide. We are also a leading employer of veterans with more than 35% of our employees reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer.
Vectrus was incorporated as an Indiana corporation on February 4, 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus. Prior to the Spin-off, we were a subsidiary of Exelis that constituted Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. Exelis Inc. was acquired by Harris Corporation on May 29, 2015. As a result of the Spin-off, Vectrus became an independent, publicly traded company.
Our Business Strategy
By delivering value to our customers through exceptional performance, we believe we are well positioned to continue to drive earnings and cash flow, and create value for our shareholders. Key components of our business strategy include:

•
Extend, Deepen and Enhance Our Technical Capabilities. We are internally investing in our own capabilities, with a view to adding capabilities that allow us to deliver higher value added and differentiated service. Over the course of the next several years, we plan to invest additional resources in our Information Technology and Network Communication service offering because we see potential for growth and the ability to provide higher value added services in this area. We plan to leverage our performance, customer relationships, global footprint, and financial position to pursue and capture more opportunities in the Information Technology and Network Communication market.

•
Continuous Improvement Culture. We cultivate a global Vectrus Improvement Project (VIP) culture that encourages every Vectrus employee to implement measurable improvements. The VIPs align with our business objectives benefiting our customers, employees, and performance. We support this VIP culture with a robust internal training program, arming our leaders with the tools to sustain our daily approach to continuous improvement.

•
Expand Our Geographic Footprint. Our business development resources are focused on opportunities both internationally and in the U.S. We believe that a primary strength of our company is our expeditionary nature that is grounded in our ability to recruit U.S. and international personnel with appropriate expertise, as well as navigate the logistical, legal, and other challenges of operating in multiple, challenging overseas locations. We believe our ability to ramp up quickly, and then sustain a qualified workforce on large, complex programs will continue to be a differentiator for our company. This capability enables us to win contracts from existing and new customers, and we expect will enhance our market leadership position.

•
Broaden Our Customer Base. We have a leadership position with the U.S. Army as well as a strong, growing contract base with the U.S. Air Force. We seek to provide our full range of offerings to U.S. and other government military and civil agencies worldwide. We believe our core strengths of program performance and operational excellence, including VIPs, and our focus on the needs and missions of our customers, have allowed us to thrive with current customers and have translated to growth with closely related, new U.S. government customers.

•
Capitalize on Essential Mission Critical Services. We intend to continue to provide services to the U.S. government in light of its reliance on civilian contractors and its significant expenditures on the types of services we provide. The requirements we fill are essential to the basic operation of the mission of our customers. We will pursue opportunities that provide mission critical and enduring services, such as information technology support.

Our Business
We focus on the following service offerings in support of the U.S. government: infrastructure asset management, logistics and supply chain management, and information technology and network communication. Our primary geographic areas of operation include the Middle East, Asia, Europe, and the United States.
Infrastructure Asset Management
Infrastructure asset management supports the U.S. Army, Air Force and Navy and includes civil engineering, infrastructure, operations and maintenance services, security, warehouse management and distribution, ammunition management, air base maintenance and operations, communications, emergency services, transportation, and life support activities at a number of critical global military installations. For the three years ended December 31, 2015, 2014, and 2013, infrastructure asset management had revenue of $722.7 million or 61% of total revenue, $778.8 million or 65% of total revenue, and $955.3 million or 63% of total revenue, respectively.
Infrastructure asset management capabilities consist of:

•	Civil Engineering: These services include designing, building, supervising, operating, and maintaining construction projects and systems.

•
Infrastructure Operations and Maintenance (O&M) Services: These services include technical and trades competencies in both the continental United States (CONUS) and outside the continental United States (OCONUS), including contingency environments. These services also include curriculum and training program development in multiple languages to impart required skills to the local work force in accordance with western technical and U.S. Occupational Safety and Health Administration standards.

•
Security: These services include static and mobile security including entry and exit points to U.S. or coalition bases; installation security; residential security; personal security detachment operations in contingency environments; and management of biometric screening, interviews, and security badging.

•
Warehouse Management and Distribution: These services include warehousing operations; inventory control and supply support activity operations; container and cargo management and tracking; and material and vertical handling equipment.

•
Ammunition Management: These services include inventory control, accountability and shelf-life management of all ammunition classes, including ground and aviation ammunition; and ammunition supply point operations and security.

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

•
Transportation: These services include personnel and all classes of supply; shuttle bus services; operational movement of personnel and household goods and supplies; and movement control, including passenger terminal support, aerial port and arrival/departure airfield control.

•	Life Support Activities: These services include postal operations, housing management, morale, welfare, recreation services, food services, and medical clinic operations.
Infrastructure Asset Management Key Contracts:

•
Kuwait Base Operations and Security Support Services (K-BOSSS). Our largest base operations support services contract is for Camp Arifjan, Kuwait, one of the largest logistics bases in the U.S. military, and involves more than 22 diverse functional support areas in multiple locations, ranging from medical services, postal and maintenance, to public works, transportation and emergency services.

•
Turkey and Spain Base Management. We provide civil engineering, airfield support, facilities support, transportation and warehousing support for all U.S. Air Force bases in Turkey and Spain. The contract was awarded on September 17, 2014, transition began in January 2015 and full performance started in March 2015.

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

•
Kaiserslautern Facilities Engineering Services (Germany). We have provided facility engineering services for the Kaiserslautern Military Community for over 30 years. Work consists of maintenance and repair of installed building equipment, utility services, construction, and a number of ancillary support functions.

Logistics and Supply Chain Management
Our logistics and supply chain management services support and maintain the vehicle and equipment stocks of the U.S. Army and Marine Corps for some of DoD's most important and complex missions. We support the DoD in both domestic and international environments, geographically ranging from the United States to the Middle East and Southwest Asia. The equipment stocks we maintain and repair number in the thousands, and are as diverse as track and wheeled vehicles, emergency management equipment, night vision goggles, and weapons. For the three years ended December 31, 2015, 2014, and 2013, logistics and supply chain management had revenue of $219.4 million or 19% of total revenue, $234.6 million or 19% of total revenue, and $311.1 million or 21% of total revenue, respectively.
Our logistics and supply chain management capabilities consist of:

•
Equipment Maintenance, Repair and Services: These services include maintaining the Army’s vehicle and supporting equipment stocks, ranging from mine resistant armor protected vehicles to radios, generator sets and weapons. We have a record of innovation and new service development, using Lean Six Sigma skills and the deliberate, targeted use of VIPs to devise optimal methods to perform maintenance and repair on war-damaged vehicles.

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

•
Transportation Support: These services include support for military unit movements by both air and rail, containerized movement of equipment and supplies, personal property shipments and motor pool operations.

Logistics and Supply Chain Management Key Contracts:

•
Army Pre-Positioned Stocks 5 (APS-5) Kuwait. We support the Army’s largest pre-positioned stocks stored and maintained in Kuwait. We receive, harvest from theatre, retrograde, inspect, repair, service, stock, redistribute, and inventory a wide range of equipment. Additionally, we perform the task of warehousing for large and complex equipment sets. We also maintain, issue and ship military supplies to provide worldwide support to humanitarian and contingency mission efforts.

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

•
Army Pre-Positioned Stocks 5 (APS-5) Qatar. We support the Army’s largest pre-positioned stocks stored and maintained in Qatar. We receive, harvest from theatre, retrograde, inspect, repair, service, stock, redistribute, and inventory a wide range of equipment. Additionally, we perform the task of warehousing for large and complex equipment sets. We also maintain, issue and ship military supplies to provide worldwide support to humanitarian and contingency mission efforts.

Information Technology and Network Communication Services
Our information technology and network communication services consist of sustainment of communications systems, network security, systems installation and full life cycle management of information technology systems for the U.S. Army, Air Force and Navy. Since 1965, we have provided information technology and Command, Control, Communications and Computer (C4) support services for the U.S. government's worldwide communications and network systems. The support ranges from legacy World War II era and emerging communications systems in Europe to dynamic state-of-the-art communications systems in remote and hostile locations like Iraq and Afghanistan. We have demonstrated our capacity to effectively operate, maintain, supply, staff, sustain, and modernize a wide array of information technology and communications systems. Our information technology and network communication work is performed in Europe, the Middle East, Asia, throughout the United States, and at sea. To support high standards and performance excellence in this area, our company applies the principles of Information Technology Infrastructure Library (ITIL) and is certified to the ISO 9001, ISO 20000 and Capability Maturity Model Integration (CMMI) level III standards and maintains important information assurance, network protection, project management and design credentials for providing these services. For the three years ended December 31, 2015, 2014, and 2013, information technology and network communication had revenue of $238.6 million or 20% of total revenue, $189.9 million or 16% of total revenue, and $245.2 million or 16% of our total revenue, respectively.
Our information technology and network communication capabilities consist of:

•
Communications: These services include complete 24/7/365 communications systems O&M, including systems administration, network administration, O&M of technical control facilities, secure and non-secure telephone switch operations, Voice Over Internet Protocol, multi-media networks, cabling and distribution infrastructure and video information systems. Our support also includes contingency and backup site operations.

•
Engineering and Design: We provide engineering and technical support services required to design, model, test, pilot, and implement the IT systems and infrastructure required to deliver voice, video, and data services across the enterprise. We provide a structured and disciplined life cycle systems engineering approach to manage and document the enterprise architecture.

•
Management and Service Support: These services include full life cycle management and service delivery support functions, including preventative maintenance scheduling, material supply control functions, help desk support, training, electronic repair, logistics trend analysis, configuration control, project support agreements, technical reports, parts lists, site survey reports, systems as-built documentation and computer-aided design and drafting.

•	Network and Cyber Security: These services include network cyber-center operations, information assurance, and data and information management and analysis.

•
Systems Installation and Activation: These services include engineering and technical support to identify and define systems requirements, determine capabilities and delineate and define interfaces, protocols, required upgrades, installation/de-installation, testing, integration, modification, documentation, troubleshooting, and training pertaining to information technology and C4 systems.

Information Technology and Network Communication Services Key Contracts:

•
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). We provide the operations, maintenance and defense of the Army’s communications network across multiple locations in the Middle East and Central Asia. Technical support activities include the Southwest Asia Cyber-Center operations, regional network operations and security centers (RNOSC), local area and wide area network administration, systems administration, service desk administration, computer repair (ADPE), email administration, Defense Red Switch, satellite communications, microwave communications, tower and antenna maintenance, technical control facilities, high frequency and ultra high frequency radios, telephone switches, telephone operations, inside and outside cable plant, prime power and backup power generators, HVAC systems, uninterruptible power supplies, logistics support services, and other contingency requirements for the warfighter.

•
U.S. Army Corps of Engineer (USACE) Enterprise Information Management and Information Technology Support Services (ACE-IT). We provide information management, information technology and cyber support services to more than 37,000 USACE customers throughout the United States, including USACE headquarters in Washington D.C.; nine separate Engineer divisions, 44 Engineer districts, and their associated field and area project offices. The Engineer support effort also includes rapid response and flexible support for emergency operations. The contract was awarded on August 15, 2014, transition began in January 2015 and full performance started in July 2015.

•
Fleet Systems Engineering Team (FSET). We provide on-site technical and end-to-end systems engineering support for command, control, communications, computer and intelligence (C4I) systems for the U.S. Navy. FSET assures effective operations for all afloat and ashore C4I systems throughout the deployment cycle and provides systems engineering and technical support for rapid introduction of new capabilities into the fleet. Our engineers conduct on-site troubleshooting and maintenance assistance for problems that cross multiple C4I systems, provide over-the-shoulder training on C4I systems, and develop and implement technical processes crossing multiple C4I systems.

Customers
We attribute the strength of our relationship with the DoD and other branches of the U.S. government to our focus on program performance, global responsiveness and operational excellence, as well as our core values of Integrity, Respect and Responsibility. We treat sales to our U.S. government customers as sales within the U.S. regardless of where the services are performed. Our revenue from the U.S. government for the periods presented below was as follows:

	Year Ending December 31,
(In thousands)	2015	2014	2013
DoD	$1,180,684	$1,172,018	$1,473,830
Other U.S. government¹	—	31,251	37,808
Total Revenue	$1,180,684	$1,203,269	$1,511,638
¹ Tethered Aerostat Radar System (TARS) program, which was retained by Exelis.

Revenue by military branch for the periods presented below was as follows:

	Year Ending December 31,
(In thousands)	2015	2014	2013
Army	$1,007,648	$1,054,408	$1,391,402
Navy	25,561	26,163	3,333
Air Force	145,854	87,799	78,669
Marines	1,621	3,648	426
Other U.S. government¹	—	31,251	37,808
Total Revenue	$1,180,684	$1,203,269	$1,511,638
¹ TARS program, which was retained by Exelis.
Competition
Our competition varies depending on our service offerings. In infrastructure asset management services, our primary competitors are PAE Facilities Management, Delta Tucker Holdings, Inc. (DynCorp), KBR Inc., and Fluor Corporation. Our logistics and supply chain management services competitors include DynCorp and AECOM. Our principal competitors in information technology and network communication services include a division of Lockheed Martin Corporation, Harris Corporation, Science Application International Corporation, and CSRA, Inc.
The U.S. government has implemented policies designed to protect small businesses and under-represented minority contractors. Certain U.S. government work in the United States has been restricted to small businesses, including Alaska native companies, from time to time. We participate with these small businesses as a subcontractor for select opportunities, as appropriate. In addition, we rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services will help us to win and perform the contract. Our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
Competitive bids for the work that Vectrus pursues are based on technical qualifications and corporate experience in performing contracts of similar size and scope, and are highly price sensitive. While not every contract is procured via selection of the lowest priced bidder, customers are sensitive to cost based on their budget allocations. Acquisition cycles are long (generally 12 to 24 months) and contracts typically have a five-year performance cycle, with some extending to ten years.
U.S. government customers have shown a strong preference for multiple award indefinite delivery, indefinite quantity (IDIQ) contracts. These contracts offer awards to a large pool of contractors, followed by competition within the pool for individual programs via task orders under each IDIQ over the period of performance. Period of performance under IDIQ contracts follows a traditional five- to- ten-year performance cycle. The governing IDIQ contracts often have multi-billion dollar ceiling values.
There are typically fewer competitors in the overseas market for each of our services capabilities. We believe that a primary strength of our company is our expeditionary nature that is grounded in our ability to recruit U.S. and international personnel with appropriate expertise, as well as navigate the logistical, legal, and other challenges of operating in multiple, challenging overseas locations.
We also believe that our company’s success in gaining market share is founded in exceptional performance of current contracts, which is required as references for future work. Our company closely monitors costs to foster highly competitive pricing and uses an in-house business development model both to manage the cost of revenue and to capture opportunities for future bids.

Seasonality
We do not consider any material portion of our business to be seasonal. However, various factors can affect the distribution of our revenue between accounting periods, including the timing of awards, product deliveries, customer acceptance of products and services, contract phase-in durations, contract completions, and the availability of customer funding.
Regulatory Environment
The U.S. government markets in which we serve are highly regulated. We market our services to the DoD and equivalent foreign agencies, National Aeronautics and Space Administration (NASA), and intelligence and other civilian agencies. When working with U.S. agencies and entities, we comply with laws and regulations relating to the creation, administration and performance of contracts. Among other things, these laws and regulations:

•	Require compliance with government standards for contract administration, accounting and management internal control systems;

•	Define allowable and unallowable costs and otherwise govern our right to reimbursement under various flexibly priced U.S. government contracts;

•	Require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	Require us not to compete for, or to divest ourselves of work, if an organizational conflict of interest exists related to such work and cannot be appropriately mitigated; and

•	Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement, and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various rules regarding procurement, import and export, security, contract pricing and cost, allowable costs, contract performance, contract termination and adjustment, and audits. In addition, as government contractors, we are also subject to routine audits and investigations by U.S. government agencies, such as the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA). These agencies review our performance, cost structure and compliance with applicable laws, regulations and standards under our contracts. The DCAA also reviews the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, government property, estimating, and related business systems.
The U.S. government may revise its procurement practices or adopt new or revised contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics and other compliance training relevant to their respective positions.
We are subject to other U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations, the Foreign Corrupt Practices Act and the False Claims Act. When working overseas, we must comply not only with applicable U.S. laws and regulations, but also with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. laws, including regulations relating to import-export control, foreign tax considerations, foreign labor and environmental law, and anti-corruption.

Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. We were the prime contractor on contracts representing 90%, 86% and 85% of our revenue for the three years ended December 31, 2015, 2014, and 2013, respectively. Our company is principally a prime contractor on typically long-term, five- to- ten-year contracts. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract price for additions to or reductions in scope or other changes that it directs.
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed price contracts on a single contract.
On a cost-plus type contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to predetermined funding levels determined by our customers. On cost-plus type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost.
On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically these costs do not bear fees.
A firm-fixed-price type contract typically offers higher profit margin potential than a cost-plus type contract, which is commensurate with the greater levels of risk we assume on a firm-fixed-price type contract. On a firm-fixed-price type contract, we agree to perform the contractual statement of work for a predetermined sales price. Although a firm-fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for revenue on a firm-fixed-price type contract that is covered by contract accounting standards requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a firm-fixed-price type contract’s revenue are often required as work progresses under a contract. Although the overall scope of work required under the contract may not change, profit can be adjusted as experience is gained and as efficiencies are realized or costs are incurred.
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ending December 31,
Contract type	2015	2014	2013
Cost-Plus and Cost-Reimbursable	73%	76%	72%
Firm-Fixed-Price	27%	24%	28%
Total Revenue	100%	100%	100%
Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts. The amount of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual amounts may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government may terminate any contract at any time for convenience. Most of our contracts have provisions that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
We received funded orders of $1.1 billion during the year ended December 31, 2015, which was a decrease of $319.1 million compared to the year ended December 31, 2014 due to the timing of funded orders for some of our contracts. Funded orders, which are different from funded backlog, represent orders for which funding was received during the period.
Total backlog decreased by $440.2 million in the year ended December 31, 2015. As of December 31, 2015, total backlog (funded and unfunded) was $2.4 billion.

	Year Ended December 31,
(in millions)	2015	2014
Funded backlog	$685	$814
Unfunded backlog	1,727	2,038
Total backlog	$2,412	$2,852
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
Employees
Integrity, Respect and Responsibility are our core values. We maintain rigorous compliance and other corporate responsibility programs that are intended to ensure a safe and secure work environment and compliance with government regulations, and allow employees to voice any concerns while knowing that matters raised will be appropriately addressed. Our company employs people of diverse backgrounds and we believe that our diversity enhances our creativity and enriches our work culture. We are committed to good corporate citizenship and intend to always seek to maintain the trust and support of the communities in which our employees work and live.
As of December 31, 2015, our global workforce was comprised of approximately 6,000 employees and more than 7,000 subcontracted workers, spanning 132 locations in 18 countries. Approximately 1,600 of our employees are represented under seven collective bargaining agreements with labor unions. We believe that relations with our employees are positive.

The following table sets forth certain information as of December 31, 2015, concerning our executive officers including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Kenneth W. Hunzeker	63	Chief Executive Officer (CEO) and President
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

Matthew M. Klein	45	Senior Vice President and Chief Financial Officer (CFO)
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

Janet L. Oliver	56	Senior Vice President, Business Development
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

Kelvin R. Coppock	63	Senior Vice President, Contracts
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

Charles A. Anderson	57	Senior Vice President, Infrastructure Asset Management and Logistics Services
Mr. Anderson has served as Senior Vice President, Infrastructure Asset Management and Logistics Services since October 2015. Mr. Anderson served as Senior Vice President, Programs, from Spin-off to September 2015. Prior to the Spin-off, Mr. Anderson was Businesses Area Vice President and General Manager of the Mission Systems business division of Exelis for all programs in and outside of the continental United States. He joined Mission Systems in November 2011 immediately following his retirement from the United States Army at the rank of Major General with nearly 32 years of service.

Michele L. Tyler	47	Senior Vice President, Chief Legal Officer and Corporate Secretary
Ms. Tyler has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since the Spin-off. In addition to the legal function, Ms. Tyler is responsible for overseeing the Trade Compliance, Environmental, Safety & Health, Security, Facilities, and Ethics & Compliance departments. From March 2012 to September 2014, Ms. Tyler was Vice President and General Counsel of the Mission Systems business division of Exelis. Ms. Tyler was responsible for all legal support for Mission Systems. From October 2011 to March 2012, she was Associate General Counsel, primarily responsible for labor and employment matters for the Exelis Mission Systems business. Ms. Tyler joined ITT Mission Systems in January 2009 as Senior Counsel.

Francis A. Peloso	46	Senior Vice President and Chief Human Resources Officer
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

Rene (Chico) Moline	54	Vice President, Information Technology and Network Communication Services
Mr. Moline has served as Vice President Information Technology and Network Communication Services at Vectrus since October 2015. He is responsible for IT and network services, including all aspects of profit and loss within the portfolio, engineering, operations and maintenance, and management for a wide range of global data and communication network operations. Prior to joining Vectrus, he was General Manager of Programs with Harris IT Services, an IT services company, from December 2011 to September 2015. He was the General Manager of Programs with Harris IT Services from November 2007 to November 2011. Mr. Moline’s experience includes management and program execution for IT services, and providing mission-critical IT support to high-profile government customers. From June 2006 to October 2007, he served as senior director at Multimax, Inc. overseeing the Navy and Marine Corps intranet program. He also has experience in systems and network engineering with the Naval District of Washington and space and naval warfare systems command (SPAWAR) contracts.

Available Information
You can read and copy any materials that we file with the United States Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov.
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
Risks Relating to Our Business
We face the following risks in connection with the business and industry in which we operate:
A significant portion of our revenue is derived from a few large contracts, and the loss or material reduction of any of these contracts could have a material adverse effect on our results of operations and cash flows.
Aggregate revenue from our four largest contracts amounted to approximately $775.4 million, or 65.7%, of our revenue for the year ended December 31, 2015. Our four largest contracts are the Kuwait Base Operations and Security Support Services (K-BOSSS) contract for Camp Arifjan, Kuwait; the Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA) contract; the Logistics Civilian Augmentation Program (LOGCAP) contract and the Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait) contract. These contracts each accounted for more than 10% of our revenue for the year ended December 31, 2015. Accordingly, our results of operations and cash flows are highly dependent on these contracts. The loss or material reduction of any of these contracts would have a material adverse effect on our results of operations and cash flows.
We are dependent on the U.S. government’s presence and operations in Afghanistan for a material portion of our revenue and operating income, and the announced withdrawal of military personnel and suspension or removal of funding for security and training activities in the region by the U.S. government may have an adverse effect on our revenue and operating income.
Our company has large contracts with operations in Afghanistan. Our Afghanistan contracts experienced lower program activity in 2014 and 2015 due to reduced service level requirements, contract completion, and decreased U.S. funding for programs in Afghanistan. We derived approximately $167.7 million, $270.1 million and $513.1 million of our revenue and $10.5 million, $24.3 million and $91.4 million of our operating income for the years ended December 31, 2015, 2014, and 2013, respectively, from services ultimately sold to the U.S. government for contracts based in Afghanistan. This reflected decreases of 37.9% in revenue and 56.8% in operating income for 2015 as compared to 2014, and a decrease of 47.4% in revenue and 73.4% in operating income for 2014 as compared to 2013. These amounts represented 14.2%, 22.4%, and 33.9% of our overall revenue, respectively, for these years. U.S. funding for programs in Afghanistan has decreased in recent periods and could continue to decrease as the U.S. government reduces the U.S. presence in Afghanistan. Any potential reductions will continue to have an adverse effect on our revenue and operating income.
Competition within our markets may reduce our revenue and market share.
Our business is highly competitive, and we compete with larger companies that have greater name recognition, greater financial resources and larger technical staffs. Within our industry, companies have engaged in merger and acquisition activity, with a goal to increase their competitive position. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including past contract experience, geographic presence, price and the availability of qualified professional personnel. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to assist small businesses and other designated classifications of business, such as under-represented minority contractors. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, larger or new competitors or alliances among competitors may emerge that may adversely affect our ability to compete. If we are unable to compete successfully against our current or future competitors, we may experience declines in revenue and market share, which could negatively impact our financial position, results of operations, or cash flows.

We may not be successful in winning new contracts, which could have an adverse impact on our business and prospects.
Our contracts with the federal government are typically awarded through a competitive bidding process. This competitive bidding process presents a number of risks, including the following:

•
we may bid on programs for which the work activities, deliverables, and timelines are vague or for which the solicitation incompletely describes the actual work, which may result in inaccurate pricing assumptions;

•	we may incur substantial costs and spend a significant amount of managerial time and effort preparing bids and proposals; and

•	we may incur the opportunity cost of not bidding on and winning other contracts that we may have pursued otherwise.
Because our contracts are typically for a fixed duration, if we are unable to win a particular new contract, we may be prevented from providing the customer the services that are purchased under that contract for a number of years. If we are unable to consistently win new contract awards, our business and prospects will be adversely affected and our actual results may differ materially and adversely from those anticipated.
Our business could be adversely affected by bid protests.
We may experience additional costs and delays if our competitors protest or challenge awards of contracts to us in competitive bidding. Any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. It can take a significant amount of time to resolve contract protests and, in the interim, the contracting U.S. federal agency may suspend our performance under the contract pending the outcome of the protest. In October 2014, a Danish subsidiary of Vectrus received notice of an award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract), which was protested by three competitors. In February 2015, the U.S. Government Accounting Office denied the protests filed by the competitors, who filed a subsequent protest with the United States Court of Federal Claims. The court entered a judgment in May 2015 setting aside the Thule Contract and enjoining the U.S. Air Force from proceeding with the Thule Contract. Our subsidiary has stopped work on the Thule Contract and has appealed the decision. Even if we prevail in defending the Thule Contract or any other protested contract award, the resulting delay in the startup and funding of the work under these contracts may adversely affect our operating results.
In addition, we may protest the contract awards of our competitors when it is prudent to do so to protect our rights and interest in the competition. This process requires the time, effort and attention of our management and employees and incurs additional costs.
We are dependent on the U.S. government and, if our reputation or relationship with the U.S. government was harmed, our revenue and growth prospects could be adversely affected.
All of our 2015, 2014, and 2013 revenue was derived from services ultimately sold to the U.S. government, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2015, we generated approximately 85% of our total revenue from the U.S. Army. We expect to continue to derive all or most of our revenue from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these branches and agencies. If our reputation is negatively affected, we lose our ability to conduct business in a foreign country (e.g., loss of business license), we lose a required security clearance, or we are suspended or debarred from contracting with government agencies or any branch of the DoD for any reason, the amount of our business with the U.S. government and other customers could decrease and our future revenue and growth prospects could be adversely affected.

A decline in the U.S. government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.
Our contracts and revenue depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of a number of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geo-political developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. government spending or delay contract or task order awards for defense related programs. A reduction in U.S. government defense spending could potentially reduce our future revenue and earnings and have a material impact on our business. Further, delays in the completion of the U.S. government’s budget process could delay procurement of the services we provide and have an adverse effect on our business.
The expiration, non-renewal or termination of our existing U.S. government contracts may adversely affect our business.
The U.S. government services marketplace is characterized by contracts of shorter duration as compared to large production and systems integration programs. Services contracts generally are of a finite duration of five years and usually range between three and ten years. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding process. There can be no assurance that we will be able to renew or replace our current contracts upon expiration or completion. In addition, the U.S. government may terminate any of our government contracts, in whole or in part, at any time at its convenience with little or no notice. Additionally, the U.S. government may terminate our contracts for default if we fail to meet our obligations under a contract. If any of our contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the customer would pay us only for the work that has been accepted; moreover, the customer can require us to pay the difference between the original contract price and the cost to re-procure the contract deliverables, net of the work accepted from the original contract. In addition, the U.S. government can also hold us liable for damages resulting from the default.
The expiration, non-renewal or termination of any of our government contracts, whether for convenience or default, would adversely affect our current programs and reduce our revenue, earnings and cash flows. A termination for default may also negatively affect our reputation, performance ratings and our ability to win new contracts, particularly for contracts covering the same or similar types of services.
As a U.S. government contractor, we are subject to a number of procurement laws and regulations and could be adversely affected by changes in regulations or our failure to comply with these regulations.
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
If we are found to have violated these or other laws or regulations, or are found not to have acted responsibly as defined by them, we may be subject to reductions of the value of contracts; contract modifications or terminations; the assessment of penalties and fines, compensatory damages or treble damages; or suspension or debarment from government contracting or subcontracting, any of which could have a material adverse effect on our financial position, results of operations, or cash flows.
Our business is subject to audits, reviews, cost adjustments, and investigations by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.
U.S. government agencies, including the DCAA, the DCMA and others, routinely audit and review our performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of our compliance with government standards for our business systems, including our accounting, earned value management, estimating, materials management, purchasing, and property management systems.
Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted and applied, increasing the likelihood of an audit or review resulting in an adverse outcome. In addition, these audits and reviews, although customary in government contracts, increase our performance and compliance costs.
Government audits or other reviews could result in adjustments to contract costs, mandatory customer refunds, or decreased billings to our U.S. government customers until the control deficiencies identified in the audits or reviews are corrected and our corrections are accepted by DCMA,. Such adjustments could be applied retroactively, which could result in significant customer refunds. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts. In addition, the U.S. government, from time to time, may require its contractors to reduce certain contract prices, or may disallow costs allocated to certain contracts. These adjustments can involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion made adjustments to our contract prices and the costs allocated to our government contracts.
We are routinely subjected to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. Civil penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction, our reputation, business and future prospects could be adversely affected.
We rely on our information and communications systems in our operations. Security breaches and other disruptions could adversely affect our business and results of operations.
As a U.S. defense contractor, we face certain security threats, including cyber-security threats to our information technology infrastructure, attempts to gain access to proprietary or classified information, and threats to physical security. Cyber-security threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, we are also subject to other systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. The unavailability of our information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt our operations, lead to financial losses from remedial actions, require significant management attention and resources, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.
Our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a business function than we would be in a more centralized environment. In addition, “company-wide” business initiatives, such as the integration of information technology systems or the formation of a technology system impacting different parts of our business, are often more challenging and costly to implement, and carry a higher risk of failure, than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could materially adversely affect our business, financial condition or results of operations. Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover the costs, we could experience an adverse effect on our financial position and results of operations.
Misconduct of our employees, subcontractors, agents, prime contractors or business partners could cause us to lose customers and could have a significant adverse impact on our business and reputation, adversely affecting our ability to obtain new contracts.
Misconduct, fraud or other improper activities by our employees, subcontractors, agents, prime contractors or business partners could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of classified or personal information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental matters, bribery of foreign government officials, lobbying or similar activities, boycotts, antitrust and any other applicable laws or regulations. Misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Although we have implemented policies, procedures and controls that are designed to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Misconduct by any of our employees, subcontractors, agents, prime contractors or business partners or our failure to comply with applicable laws or regulations could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future financial results.
Our level of indebtedness and our ability to make payments on or service our indebtedness may have a material adverse effect on our business, financial condition or results of operations.
As of December 31, 2015, we have approximately $114.0 million of aggregate debt outstanding, which consists of a term loan (See Note 6, "Debt," in the Notes to the Consolidated and Combined Financial Statements). We also have the ability to incur up to $75.0 million of additional debt under our revolving facility. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to our performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
If we are not able to repay or refinance our debt as it becomes due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity on terms that may be onerous or highly dilutive, if we can obtain it at all. If we raise equity through the issuance of preferred stock, the terms of the preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, if we needed to issue additional equity, the amount of our stock that we can issue may be limited until October 2016 because the issuance of our stock may cause the distribution to be a taxable event for Exelis under Section 355(e) of the Code, and under a tax matters agreement we entered into with Exelis in connection with the Spin-off (the Tax Matters Agreement), we could be required to indemnify Exelis for that tax.

Our credit agreement contains covenants with which we must comply or risk default.
Our credit agreement contains a number of significant covenants that, among other things, restrict our ability to create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; enter into speculative hedging arrangements; and enter into certain restrictive agreements.
These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. In addition, the credit agreement also requires us to maintain compliance with certain financial ratios, including those relating to earnings before interest, taxes, depreciation and amortization and consolidated indebtedness. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of the credit agreement or our inability to comply with or renegotiate the required financial ratios or covenants included therein could result in a default under the credit agreement and cause acceleration of the outstanding debt.
Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.
Our term loan and any revolving facility borrowings we may incur have variable rates of interest, which expose us to interest rate risks and to the risk of rising interest rates. As of December 31, 2015, we have approximately $114.0 million outstanding under our floating-rate term loan and the ability to incur up to $75.0 million of additional floating-rate debt under our revolving facility. Although we have hedged a portion of our exposure to interest rate risk under the floating-rate term loan through an interest rate swap that had a notional amount of $37.4 million at December 31, 2015, if interest rates increase in the future, then the interest expense on the variable rate debt could increase materially.
We are subject to risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 83.6% of total revenue for the year ended December 31, 2015. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others. Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, which could have a material adverse effect on us.
Our business operations are also subject to a variety of risks associated with conducting business internationally, including, without limitation:

•	Political instability in foreign countries;

•	Terrorist activity by various groups in the areas in which we operate;

•	Imposition of inconsistent foreign laws, regulations or policies or changes in or interpretations of such laws, regulations or policies;

•	Conducting business in places where laws, business practices and customs are unfamiliar or unknown; and

•	Imposition of limitations on or increases in withholding and other taxes on payments by foreign operations.
The services we provide internationally, including through the use of subcontractors, are sometimes in countries with unstable governments, in areas of military conflict, in hostile and unstable environments, including war zones, or at military installations. This increases the risk of an incident resulting in damage or destruction to our work or living sites or resulting in injury or loss of life to our employees, subcontractors or other third parties. We maintain insurance to mitigate risk and potential liabilities related to our international operations, but our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations or cash flows.
Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or customers and possible exposure to litigation.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, and highly regulated materials. Although we have safety procedures in place, if we fail to implement them or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment, as well as the nature of the environment in which we conduct business, could result in the loss of projects or customers, and could have a material adverse impact on our business, financial condition, and results of operations.
The DoD continues to modify its business practices, which could have a material effect on its overall procurement processes and adversely impact our current programs and potential new awards.
The DoD continues to pursue various initiatives designed to gain efficiencies and to focus and enhance business practices. These initiatives and resulting changes, such as increased usage of firm-fixed-price contracts, where we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses, multiple award IDIQ contracts and small and disadvantaged business set-aside contracts, are having an impact on the contracting environment in which we do business. Any of these changes could impact our ability to obtain new contracts or renew our existing contracts when those contracts are re-competed. These initiatives, such as IDIQ contracts, continue to evolve, and the full impact to our business remains uncertain and subject to the manner in which the DoD implements them. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue, profitability and prospects.
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
Revenue from our contracts is recognized primarily using the percentage-of-completion method or on the basis of partial performance towards completion. These methodologies require estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is recognized as additional information becomes known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.
We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth.
As of December 31, 2015, our total backlog was $2.4 billion, which included $684.8 million in funded backlog. Due to the U.S. government’s ability to not exercise or award contracts or to terminate, modify or curtail our programs or contracts, we may realize less than expected revenue or in some cases never realize revenue from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contracts that may never be realized as revenue. If we fail to realize as revenue amounts included in our backlog, our future revenue, growth prospects and profitability could be adversely affected.
Our earnings and margins depend, in part, on subcontractor performance.
We rely on other companies to perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors could have an adverse effect on our ability as a prime contractor or higher tier subcontractor to meet our commitments to customers.
We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, proper invoicing, cost reasonableness, allocability, allowability, the hiring of each other’s personnel, adjustments to the scope of the subcontractor’s work, or the subcontractor’s failure to comply with applicable law or regulations. Current uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default.
Our earnings and margins may vary based on the mix of our contracts, our performance, and our ability to control costs.
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursement (including non-fee-bearing costs) and firm-fixed-price. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement contracts generally have lower profitability than firm-fixed-price contracts.
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenue derived from firm-fixed-price contracts represented approximately 27% of our total revenue for the year ended December 31, 2015. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result in reduced profits or in losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs, but we may not be able to negotiate full recovery for these costs. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
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
At December 31, 2015, our goodwill was approximately $216.9 million, which represented approximately 44.5% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We estimate the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
Our profitability or performance could suffer if we are unable to recruit and retain qualified personnel or if we are unable to maintain adequate staffing levels for our contracts.
Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our personnel and executive officers, the development of additional management personnel and the hiring of new qualified technical, marketing, sales and management personnel for our operations. Competition for qualified personnel is intense, and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive security clearance and substantial training in order to work on certain contracts or perform certain tasks. The loss of key employees, our inability to attract new qualified employees or adequately train employees or the delay in hiring key personnel could have an adverse effect on our business, results of operations and financial condition.

In addition, our profitability is affected by how efficiently we utilize our workforce, including our ability to transition employees from completed contracts to new assignments, to hire and assimilate new employees; to hire personnel in or timely deploy expatriates to foreign countries; to manage attrition and a subcontractor workforce; and to devote time and resources to training, business development, professional development and other non-chargeable activities.
Our business depends upon obtaining and maintaining required facility security clearance and individual security clearances.
Many of our federal government contracts require our employees to maintain various levels of security clearances complying with U.S. government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, our ability to perform the work under the contract may be negatively affected, and the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, many of the contracts on which we bid require us to maintain a facility security clearance. To the extent we are not able to maintain a facility security clearance, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.
Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.
Approximately 1,600 of our employees, or approximately 27% of our employee base at December 31, 2015, are unionized. We have seven collective bargaining agreements with labor unions. Three of the seven collective bargaining agreements are due to expire prior to the end of 2016. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to our customers on a timely basis, which could negatively impact our results of operations and financial condition.
Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims as described under Part I, Item 3, "Legal Proceedings," in this report. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.
Unanticipated changes in our tax provisions or exposure to additional U.S. and foreign income tax liabilities could affect our profitability.
We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation and enforcement, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our revenue could also impact our tax liabilities and affect our income tax expense and profitability.
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
We have operations located in regions of the United States and internationally that may be exposed to natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenue from sales to customers, we could experience a material adverse effect on our financial position and results of operations.
We depend on our teaming arrangements and relationships with other contractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenue, profitability and growth prospects could be adversely affected.
We rely on our teaming relationships with other prime contractors in order to submit bids for large procurements or other opportunities where we believe the combination of services provided by us and the other companies will help us to win and perform the contract. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract.
Government withholding regulations could adversely affect our operating performance.
In February 2012, the DoD issued the final Defense Federal Acquisition Regulation Supplement (DFARS) rule which allows withholding of a percentage of payments when a contractor’s business system has one or more significant deficiencies. The DFARS rule applies to Cost Accounting Standards covered contracts that have the DFARS clause in the contract terms and conditions. The final rule represents a significant change in the contracting environment for companies performing work for the DoD. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up to 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency as defined by the DoD is a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.”
The effects of changes in worldwide economic and capital markets conditions may significantly affect our ability to maintain liquidity or procure capital.
Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which our company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which our company operates. If we lose access to our currently available revolving facility, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
Adverse changes to financial conditions also could jeopardize certain counterparty obligations, including those of our insurers and financial institutions and other third parties.

We may make or enter into acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
We may selectively pursue strategic acquisitions, investments and joint ventures. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities and increase our risk of litigation, all of which could harm our business.
Risks Relating to Our Spin-off from Exelis
We face the following risks in connection with our Spin-off from Exelis:
We may be responsible for U.S. Federal income tax liabilities that relate to the Spin-off.
In connection with the Spin-off, our former parent, Exelis, received an opinion of tax counsel to the effect that the Spin-off would qualify as a tax-free distribution under Section 355 of the Code. An opinion of tax counsel is not binding on the Internal Revenue Service (IRS). Accordingly, the IRS may reach conclusions with respect to the Spin-off that are different from the conclusions reached in the opinion. The opinion was based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter the tax counsel’s conclusions.
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
Even if the Spin-off otherwise qualifies as a tax-free transaction for U.S. Federal income tax purposes, the distribution will be taxable to Exelis (but not to Exelis shareholders) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of the stock of either us or Exelis, representing 50% or more, measured by vote or value, of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the Spin-off (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on the business, financial condition, results of operations or cash flows of us or Exelis.
We have agreed not to enter into any transaction that could cause any portion of the Spin-off to be taxable to Exelis, including under Section 355(e). Pursuant to the Tax Matters Agreement, we and Exelis have also agreed to indemnify each other from any tax liabilities resulting from such transactions to the extent a party’s actions caused such tax liability, whether or not the indemnified party consented to such transaction or the indemnifying party was otherwise permitted to enter into such transaction under the Tax Matters Agreement. In addition, under U.S. Treasury regulations, each member of the Exelis consolidated group at the time of the Spin-off (including us and our subsidiaries) would be severally liable for the resulting U.S. federal income tax liability if all or a portion of the Spin-off does not qualify as a tax-free transaction, and we will make certain payments to Exelis in respect of certain tax benefits that would be realized by us in connection with the Spin-off under the Tax Matters Agreement if the Spin-off were to be taxable. These obligations may discourage, delay or prevent a change of control of our company.
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

In the Distribution Agreement that we and Exelis entered into in connection with the Spin-off, Exelis agreed to indemnify us from certain claims and liabilities, and we agreed to indemnify Exelis for certain claims and liabilities as discussed further in Note 15, “Related Party Transactions and Parent Company Equity,” and Note 16, “Commitments and Contingencies”. Indemnities that we are required to provide Exelis may be significant and could negatively impact our business, particularly those indemnities relating to our actions that could impact the tax-free nature of the Spin-off. Third-parties could also seek to hold us responsible for any of the liabilities that Exelis has agreed to retain. Further, there can be no assurance that the indemnity from Exelis will be sufficient to protect us against the full amount of such liabilities, or that Exelis will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Exelis any amounts for which we are held liable, we may have to bear these losses ourselves until we receive these payments. Each of these risks could negatively affect our business, results of operations and financial condition.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject as an independent, publicly traded company.
Prior to the Spin-off, our financial results were included within the consolidated results of Exelis. While we believe that our financial reporting and internal controls were appropriate for a subsidiary of a public company, prior to the Spin-off we were not directly subject to the reporting and other requirements of the Exchange Act. As an independent, publicly traded company, we are directly subject to reporting and other obligations under the Exchange Act. Beginning with this Annual Report on Form 10-K, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. Under the Sarbanes-Oxley Act, we are also required to maintain effective disclosure controls and procedures. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.
To comply with these requirements, we may need to further upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. Any failure to achieve and maintain effective internal or disclosure controls could have a material adverse effect on our financial condition, results of operations or cash flows.
Our historical financial information has been derived in part from the financial information of Exelis, and our historical financial information may not be a reliable indicator of our future results.
The historical financial information we have included in this Annual Report on Form 10-K for periods prior to the Spin-off has been derived in part from the consolidated financial statements of Exelis and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity. Exelis did not account for us, and we were not operated, as a single stand-alone entity for certain of the periods presented even if we represented an important business in the historical consolidated financial statements of Exelis. In addition, the historical information is not necessarily indicative of our future results of operations, financial position and cash flows.
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
We have been a publicly traded company only since September 2014. As a result, our common stock does not have a long trading history. We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, including the risk factors described herein. Some of these factors depend on our operating and financial performance, and others may be beyond our control. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.
We do not currently plan to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock in the future.
We do not currently plan to pay dividends on our common stock. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.
Additionally, our indebtedness could have important consequences for holders of our common stock. If we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our ability to pay dividends, if so determined by the Board of Directors, will be impaired. In addition, the terms of the agreements governing our current debt limit the payment of dividends and debt that we may incur in the future may also limit the payment of dividends.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 132 locations in 18 countries on three continents. Our contract performance typically occurs on the government customer’s facility. Our significant locations are our corporate headquarters office located at 655 Space Center Drive, Colorado Springs, Colorado and our strategic information technology operations office located at 11730 Plaza America Drive, Reston, Virginia. Both our Colorado Springs and Reston offices are leased and have approximately 104,000 and 7,000 square feet, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
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
See Part IV, Item 15., Note 17, "Commitments and Contingencies" in the Notes to Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET PRICES AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VEC". Our common stock started “regular-way” trading on the NYSE on September 29, 2014. Prior to September 29, 2014, there was no public market for our common stock. Our common stock was traded on a “when-issued” basis from September 16, 2014 to September 29, 2014. "When-issued" trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. "Regular-way" trading refers to trading after a security has been issued. As of March 9, 2016, there were approximately 6,316 stockholders of record and 10.6 million outstanding shares of common stock.

The trading price data, as reported on the NYSE for the indicated periods is as follows:

	Year Ended December 31, 2015
	Sales Price
	High	Low
1st Quarter	$33.75	$24.94
2nd Quarter	$28.53	$23.90
3rd Quarter	$26.91	$22.05
4th Quarter	$26.14	$20.89

	Year Ended December 31, 2014
	Sales Price
	High	Low
4th Quarter (from September 16, 2014)	$31.27	$19.44

To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 6. "Debt", in the Notes to Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
The information called for by Item 5(a) is incorporated herein by reference to the portions of the definitive proxy statement referred to in Item 10 of this Annual Report on Form 10-K set forth under the caption “Equity Compensation Plan Information.”
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2015.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return on our common stock to the returns of the Russell 2000 Index and the S&P Aerospace and Defense Select Industry Index from September 16, 2014 (the first day our common stock began “when-issued” trading on the New York Stock Exchange) through December 31, 2015. Our common stock began “regular-way” trading in connection with the Spin-off on September 29, 2014. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (the "Securities Act"), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
The statement of income data for each of the three years ended December 31, 2015, 2014, and 2013 are derived from audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2015 and 2014 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2013 and 2012 are derived from audited consolidated and combined financial statements not included in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2012 and 2011 are derived from audited combined financial statements that are not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2011 is derived from unaudited combined financial statements that are not included in this Annual Report on Form 10-K, which has been prepared on the same basis as the audited data and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information set forth herein.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Results of Operations
Revenue	$1,180,684	$1,203,269	$1,511,638	$1,828,364	$1,805,603
Operating income	39,962	38,417	131,322	110,351	87,488
Operating margin	3.4%	3.2%	8.7%	6.0%	4.8%
Net income	$30,973	$22,812	$84,392	$74,665	$54,323
Basic earnings per common share ¹	$2.94	$2.18	$8.06	$7.13	$5.19
Diluted earnings per common share ¹	$2.86	$2.13	$8.06	$7.13	$5.19
Financial Position
Total assets	484,396	499,491	489,164	591,139	614,704
Total debt	$111,615	$137,375	$—	$—	$—

¹ For the periods ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which Vectrus common stock was distributed to the shareholders of Exelis in the Spin-off.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited Consolidated and Combined Financial Statements and notes thereto as well as the discussion in Item 1 of this Annual Report on Form 10-K entitled "Business." This Annual Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking Statement Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 7 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Forward-Looking Statement Information
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act, and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.
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
The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: Our ability to submit proposals for and/or win all potential opportunities in our pipeline; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; protests of new awards; government regulations and compliance therewith, including changes to the Department of Defense procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening or customer base; our ability to realize the full amounts reflected in our backlog and to retain and renew our existing contracts; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; our ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operation; changes in our tax provisions or exposure to additional income tax liabilities and other risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
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
Overview
Vectrus, Inc. is a leading provider of services to the U.S. government worldwide. We operate our business based on three core values of Integrity, Respect and Responsibility. We operate in a single segment and offer the following services: infrastructure asset management, logistics and supply chain management, and information technology and network communication.
Our primary customer is the U.S. DoD, with a high concentration in the U.S. Army. For each of the years ended December 31, 2015 and 2014, we had revenue of $1.2 billion, all of which was derived from U.S. government customers.
On September 27, 2014, Exelis completed the Spin-off of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment and Vectrus became an independent, publicly traded company.
Executive Summary
Our revenue decreased by $22.6 million, or 1.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decline in revenue was attributable mainly to lower activity in our Afghanistan-based contracts. Programs with contract activity in Afghanistan experienced declines in revenue of approximately $102.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align with changing U.S. government priorities in Afghanistan. The decrease was also due to the absence of $31.3 million of revenue from the TARS program, which was retained by Exelis following the Spin-off in September 2014. The decrease in revenue was partially offset by a $111.1 million increase in revenue from our core business, including the ACE-IT and Turkey/Spain Base Maintenance contracts, for the year ended December 31,

2015 as compared to the year ended December 31, 2014. Our core business is defined as non-Afghanistan contracts.
Revenue derived from services ultimately sold to the U.S. government for contracts based in Afghanistan totaled $167.7 million, $270.1 million, and $513.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. U.S. funding for programs in Afghanistan has decreased in recent years and could continue to decrease as the U.S. government reduces the U.S. presence in Afghanistan. The size of our workforce in Afghanistan will track with changes and modifications to U.S. policy in the region. Potential reductions could continue to have an adverse effect on our revenue and operating income.
Operating income for the year ended December 31, 2015, was $40.0 million, an increase of $1.5 million, or 4.0%, compared to the year ended December 31, 2014. This increase was due to a $13.2 million decrease in general corporate expenses incurred for separation costs associated with becoming a stand-alone public company (See Key Performance and Non-GAAP Measures), and an $8.9 million increase in operating income from our core business. These increases were offset by a decrease of $13.8 million due to lower revenue from our Afghanistan programs, a $3.3 million increase in SG&A expenses due to a one-time settlement of a tax indemnification, which is described in Note 3, “Income Taxes” in the Notes to our Consolidated and Combined Financial Statements and a $1.6 million decrease in operating income from the TARS program, which was retained by Exelis following the Spin-off.
Further details related to the year ended December 31, 2015, compared to the year ended December 31, 2014 and the year ended December 31, 2014, compared to the year ended December 31, 2013, are contained in the Discussion of Financial Results section.
Recent Developments
We previously announced that a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the U.S. Government Accounting Office denied protests of the Thule Contract filed by three competitors, and all three of them filed a subsequent protest with the United States Court of Federal Claims. On May 28, 2015, the Court of Federal Claims entered a judgment in favor of the protestors that sets aside the Thule Contract and enjoins the U.S. Air Force from proceeding with the Thule Contract. As ordered by the Air Force, the Danish company has stopped work on the Thule Contract and has appealed the decision of the Court of Federal Claims to the United States Court of Appeals for the Federal Circuit. The Court of Appeals granted the parties’ joint motion to expedite the appeal. The matter was fully briefed in December 2015, with oral argument held on March 9, 2016.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and changing business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment and communication needs, which aligns with our services and strengths. Further, the military budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. In addition, we plan to address a larger portion of the U.S. government budget and expand our focus to other sectors of the U.S. government, such as the intelligence community and other civilian agencies.
Although we anticipate reductions to certain programs in which we participate or for which we expect to compete, others are expanding.  In addition to a number of lengthy contract extensions, some programs are experiencing growth resulting from additions to the scope of the contracts.  We also believe spending on O&M of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. We expect our portfolio of capabilities aligns well with U.S. government cost-saving initiatives that demand that government users utilize existing equipment and infrastructure rather than executing new purchases and new infrastructure construction. Our focus is on sustaining existing base and installed equipment, which we believe aligns with our customers’ intent. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communication networks operational; (ii) operating and repairing utilities such as electricity and gas; and (iii) providing firefighting services. While customers may reduce the level of service required from us, we do not currently anticipate the complete elimination of these services.

            Programs in Afghanistan generally face declining revenue streams going forward. Despite our expectation of declining revenue in Afghanistan, we believe we are well positioned to address emerging opportunities with the U.S. government around the world.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in this Annual Report on Form 10-K and the matters identified under the caption “Forward-Looking Information" herein.
Key Performance and Non-GAAP Measures
The primary financial performance measures we use to manage our businesses and monitor results of operations are revenue trends, operating income, and operating margin trends. Management believes that these financial performance measures are the primary drivers for our earnings and net cash from operating activities. Operating income represents revenue less both cost of revenue and SG&A expenses. We define operating margin as operating income divided by revenue. Cost of revenue consists of labor, subcontracting costs, materials, and an allocation of indirect costs, which includes service center transaction costs. SG&A expenses consist of indirect labor costs (including wages and salaries for executives and administrative personnel), bid and proposal expenses and other general and administrative expenses not allocated to cost of revenue.
We manage the nature and amount of costs at the program level, which forms the basis for estimating our total costs and profitability. This is consistent with our approach for managing our business, which begins with management's assessing the bidding opportunity for each contract and then managing contract profitability throughout the performance period.
In addition to the key performance measures discussed above, we consider adjusted revenue and adjusted operating income to be useful to management and investors in evaluating our operating performance for the periods presented and to provide a tool for evaluating our ongoing operations. Adjusted revenue, a non-GAAP measure, is defined as revenue adjusted to exclude the TARS program revenue, which was retained by Exelis. Adjusted operating income, a non-GAAP measure, is defined as net income, adjusted to exclude: income taxes; interest expense; items that may include, but are not limited to, other income; significant charges or credits that impact current results but are not related to our ongoing operations; unusual and infrequent non-operating items and non-operating tax settlements or adjustments, such as separation costs incurred to become a stand-alone public company and operating income associated with the TARS program. This information can assist investors in assessing our financial performance and measures our ability to generate capital for use among competing strategic alternatives and initiatives. Adjusted operating income, however, is not a measure of financial performance under GAAP and should not be considered a substitute for revenue, operating income, income from continuing operations, or net cash from continuing operations as determined in accordance with GAAP. Adjusted operating margin, a non-GAAP measure, is defined as adjusted operating income divided by adjusted revenue. Reconciliations of adjusted revenue to revenue and adjusted operating income to net income are provided below.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenue	$1,180,684	$1,203,269	$1,511,638
TARS revenue	—	31,315	37,018
Adjusted revenue	$1,180,684	$1,171,954	$1,474,620

Net income	$30,973	$22,812	$84,392
Income tax expense	2,458	14,079	47,041
Interest (expense) income, net	(6,531)	(1,526)	111
Operating income	39,962	38,417	131,322
Operating margin	3.4%	3.2%	8.7%
TARS operating income (loss) (pretax)	—	(1,623)	(2,909)
Separation costs to become a stand-alone public company (pretax)	177	13,237	705
Tax indemnification	3,300	—	—
Adjusted operating income	$43,439	$50,031	$129,118
Adjusted operating margin	3.7%	4.3%	8.8%
DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2015, compared to Year ended December 31, 2014
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2015	2014	$	%
Revenue	$1,180,684	$1,203,269	$(22,585)	(1.9)%
Cost of revenue	1,075,035	1,084,512	(9,477)	(0.9)%
% of revenue	91.1%	90.1%
Selling, general and administrative	65,687	80,340	(14,653)	(18.2)%
% of revenue	5.6%	6.7%
Operating income	39,962	38,417	1,545	4.0%
Operating margin	3.4%	3.2%
Interest (expense) income, net	(6,531)	(1,526)	(5,005)	(100)% +
Income before taxes	33,431	36,891	(3,460)	(9.4)%
% of revenue	2.8%	3.1%
Income tax expense	2,458	14,079	(11,621)	(82.5)%
Effective income tax rate	7.4%	38.2%
Net Income	$30,973	$22,812	$8,161	35.8%

Revenue
Revenue for the year ended December 31, 2015, was $1.2 billion reflecting a decrease of $22.6 million, or 1.9%, as compared to the year ended December 31, 2014. The decline in revenue was attributable mainly to lower activity in our Afghanistan-based contracts. Programs with contract activity in Afghanistan experienced declines in revenue of approximately $102.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align with changing U.S. government priorities in Afghanistan. The decrease was also due to the absence of $31.3 million in revenue from the TARS program, which was retained by Exelis following the Spin-off in September 2014. The decrease in revenue was partially offset by a $111.1 million increase in revenue from our core business, including new ACE-IT and Turkey/Spain Base Maintenance contracts, for the year ended December 31, 2015 as compared to the same period in 2014.
Cost of Revenue
The decrease in cost of revenue of $9.5 million, or 0.9%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to the declining leverage of certain contract costs as a result of lower revenue in our Afghanistan-based programs.
Selling, General & Administrative (SG&A) Expenses
For the year ended December 31, 2015, SG&A expenses of $65.7 million decreased by 18.2% as compared to $80.3 million for the year ended December 31, 2014. The decreases were driven by lower general corporate expenses incurred for separation costs associated with becoming a stand-alone public company of $13.2 million and other cost controls implemented by management of approximately $5.0 million, including a reduction in marketing and selling expenses offset by the one-time settlement of a tax indemnification of $3.3 million, which is described in Note 3, “Income Taxes” in the Notes to our Consolidated and Combined Financial Statements.
Operating Income
Operating income for the year ended December 31, 2015, increased by $1.5 million, or 4.0%, as compared to the year ended December 31, 2014. Operating income as a percentage of revenue was 3.4% for the year ended December 31, 2015, compared to 3.2% for the year ended December 31, 2014.
During the performance of long-term sales contracts, we review estimated final contract prices and costs periodically and make revisions as required, which are recorded as income in the period in which they are determined. Changes in estimated revenue, cost of revenue and the related effect on operating income are recognized using a cumulative catch-up adjustment that recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Aggregate cumulative catch-up adjustments for the years ended December 31, 2015 and 2014, decreased operating income by $1.9 million and $2.6 million, respectively. The aggregate cumulative catch-up adjustments for the years ended December 31, 2015 and 2014 relate to the early closure of sites in Afghanistan and contract line item realignments with our customers offset by operational efficiencies related primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts.
Interest (Expense) Income, net
Interest (expense) income, net for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,		Change
(In thousands)	2015	2014	$	%
Interest income	$80	$52	$28	53.8%
Interest expense	(6,611)	(1,578)	5,033	100%+
Interest (expense) income, net	$(6,531)	$(1,526)	$5,005	100%+

Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our Senior Secured Credit Facilities, the amortization of debt issuance costs and a derivative instrument used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $5.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to a higher average debt balance reflecting a full year of debt in 2015 compared to three months in 2014 as we entered into the Senior Secured Credit Facilities in September 2014.
Income Tax Expense
We recorded income tax expense of $2.5 million and $14.1 million for the years ended December 31, 2015 and 2014, respectively, which represented effective income tax rates of 7.4% and 38.2%, respectively. The decrease in the effective income tax rates for the year ended December 31, 2015 compared to the year ended December 31, 2014 is due to the one-time settlement of tax positions in 2015 as described in Note 3, “Income Taxes” in the Notes to Consolidated and Combined Financial Statements. Management does not believe the lower effective income tax rate in 2015 represents a trend in our future income tax rates.
Year ended December 31, 2014, compared to year ended December 31, 2013
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2014	2013	$	%
Revenue	$1,203,269	$1,511,638	$(308,369)	(20.4)%
Cost of revenue	1,084,512	1,297,089	(212,577)	(16.4)%
% of revenue	90.1%	85.8%
Selling, general and administrative	80,340	83,227	(2,887)	(3.5)%
% of revenue	6.7%	5.5%
Operating income	38,417	131,322	(92,905)	(70.7)%
Operating margin	3.2%	8.7%
Interest income (expense), net	(1,526)	111	(1,637)	(100)% +
Income before taxes	36,891	131,433	(94,542)	(71.9)%
% of revenue	3.1%	8.7%
Income tax expense	14,079	47,041	(32,962)	(70.1)%
Effective income tax rate	38.2%	35.9%
Net Income	$22,812	$84,392	$(61,580)	(73.0)%
Revenue
Revenue for the year ended December 31, 2014, was $1.2 billion, reflecting a decrease of $308.4 million, or 20.4%, as compared to the year ended December 31, 2013. The decline in revenue was attributable mainly to lower activity in our Afghanistan-based contracts. Programs with contract activity in Afghanistan experienced declines of approximately $243.0 million as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align with changing U.S. government priorities in Afghanistan. Middle East-based contracts experienced revenue declines of $85.7 million as the U.S. government continued to reduce troop levels, close bases and consolidate contracting activity in the Middle East. The U.S. government also placed equipment in storage due to reduced equipment requirements in-theater which reduced maintenance requirements. The decrease in revenue was offset by a $12.3 million increase in domestic programs due to construction projects in 2014 and a new Navy contract awarded in September 2013 for which performance began in November 2013.

Cost of Revenue
The decrease in the cost of revenue of $212.6 million, or 16.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan based contracts.
SG&A Expenses
For the year ended December 31, 2014, SG&A expenses of $80.3 million decreased by 3.5% as compared to $83.2 million for the year ended December 31, 2013. The decrease was driven by cost reductions implemented during 2013 to align costs with revenue declines partially offset by higher general corporate expenses of $13.2 million incurred for separation costs associated with becoming a stand-alone public company. Cost reductions included an administrative office closure in Doha, Qatar and additional indirect staff reductions in our Colorado Springs, Colorado office as we implemented a leaner headquarters operating model.
Operating Income
Operating income for the year ended December 31, 2014, decreased by $92.9 million, or 70.7%, as compared to the year ended December 31, 2013. Operating income as a percentage of revenue was 3.2% for the year ended December 31, 2014, compared to 8.7% for the year ended December 31, 2013.
Aggregate cumulative catch-up adjustments for the year ended December 31, 2014, decreased operating income by $2.6 million and for the year ended December 31, 2013, increased operating income by approximately $38.3 million. The aggregate cumulative catch-up adjustments for the year ended December 31, 2013 related to operational efficiencies and non-recurring contract modifications on Afghanistan and Middle East programs. Operational efficiencies relate primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts, decreased subcontractor work as we in-sourced work at reduced costs, and lower administrative support required to operate maturing contracts.
Interest (Expense) Income, net
Interest (expense) income, net for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,		Change
(In thousands)	2014	2013	$	%
Interest income	$52	$121	$(69)	(57.3)%
Interest expense	(1,578)	(11)	1,567	100%+
Interest (expense) income, net	$(1,526)	$110	$1,636	100%+
Interest income is directly related to interest earned on our cash. Interest expense in 2014 is directly related to borrowings under our Senior Secured Credit Facilities that we established in September 2014 and the amortization of debt issuance costs.
Income Tax Expense
We recorded income tax expense of $14.1 million and $47.0 million for the years ended December 31, 2014 and 2013, respectively, which represented effective income tax rates of 38.2% and 35.9%, respectively.
Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts. The amount of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual amounts may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government may terminate any contract at any time for convenience. Most of our contracts have provisions that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
We received funded orders of $1.1 billion during the year ended December 31, 2015, which was a decrease of $319.1 million compared to the year ended December 31, 2014 due to the timing of funded orders for some of our contracts. Funded orders, which are different from funded backlog, represent orders for which funding was received during the period.
Total backlog decreased by $440.2 million in the year ended December 31, 2015. As of December 31, 2015, total backlog (funded and unfunded) was $2.4 billion.

	Year Ended December 31,
(In millions)	2015	2014
Funded backlog	$685	$814
Unfunded backlog	1,727	2,038
Total backlog	$2,412	$2,852
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
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $5.9 million of our total $40.0 million in cash at December 31, 2015 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a five-year term loan facility (the Term Loan) in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the Consolidated and Combined Financial Statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. There were no outstanding borrowings under the Revolver at December 31, 2015. At December 31, 2015, there were six letters of credit outstanding in the aggregate amount of $13.7 million, which reduced our borrowing availability to $61.3 million under the Revolver.
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

Sources and Uses of Liquidity
Cash, accounts receivable and unbilled receivables are the principal components of our working capital and are generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers and the timing of our billings. Our receivables reflect amounts billed to our customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date.
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 68 days as of December 31, 2015 and 2014.
The following table sets forth net cash provided by operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating Activities	$18,880	$42,979	$92,792
Investing Activities	118	(3,350)	(2,429)
Financing Activities	(21,710)	(6,607)	(94,924)
Foreign Exchange	(116)	(645)	607
Net change in cash	$(2,828)	$32,377	$(3,954)
Net cash provided by operating activities decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to (i) lower contributions from accounts receivable of $43.0 million due to reduced collections in the year ended December 31, 2015 as compared to the year ended December 31, 2014, (iI) a decrease of $10.6 million in other liabilities and (iii) higher net income of $8.2 million. These changes were partially offset by (i) changes in accounts payable of $2.7 million driven by the timing of payments to vendors, (ii) changes in billings in excess of cost of $5.5 million driven by the timing of costs incurred, (iii) changes in compensation and other employee benefits of $13.5 million driven primarily by lower costs as a result of previous cost reductions, (iv) changes in other current assets of $13.3 million, primarily due to the prepayment of insurance obligations.
Net cash provided by operating activities decreased by $49.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, due to lower net income of $61.6 million and lower contributions from accounts receivable of $79.9 million due to strong collections in 2013. These changes were partially offset by (i) changes in accounts payable of $57.2 million driven by the timing of payments to vendors, (ii) deferred taxes of $27.2 million, primarily due to the changes in unbilled receivables, billings in excess of cost, compensation accruals and tax amortization of goodwill in 2013 compared to 2014, (iii) compensation and other employee benefits of $6.8 million driven primarily by the lower costs associated with the revenue decline and (iv) other liabilities of $1.0 million due to the addition of the current portion of the long-term debt.
Net cash provided by investing activities increased by $3.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to a decrease of $2.9 million in the amount of capital expenditures purchased during the year ended December 31, 2015 and cash distributions which exceeded cumulative earnings of our equity investment of $0.5 million. Net cash of $3.4 million and $2.4 million was used in investing activities, primarily for capital expenditures, for the years ended December 31, 2014 and December 31, 2013, respectively.
Net cash used by financing activities decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to $23.4 million in voluntary and mandatory payments on our Term Loan, and payments related to employee withholding taxes on share-based compensation of $1.3 million. These changes were offset by net proceeds and payments of insurance financing of $2.7 million and $0.2 million of cash received for the exercise of stock options.
Net cash used by financing activities decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to $140.0 million received under the Term Loan, net of $3.7 million of debt issuance costs (see Note 6, "Debt" in the Notes to the Consolidated and Combined Financial Statements) and $2.6 million in repayments of the Term Loan made in 2014. These changes were offset by a distribution to a subsidiary of Exelis of $136.3 million, a final working capital adjustment payment from Exelis to the Company of $2.6 million and transfers to and from Exelis in connection with the Spin-off in September 2014. The components of net transfers include: (i) cash deposits from the Company to Exelis, (ii) cash borrowings Exelis used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the corporate expenses of Exelis described in Note 16, “Transactions with Former Parent,” in the Notes to Consolidated and Combined Financial Statements. In addition, $0.2 million was used in 2014 in the payment of employee withholding taxes on share-based compensation.
Capital Resources
At December 31, 2015, we held cash of $40.0 million, which included $5.9 million held by foreign subsidiaries, and had $61.3 million of available borrowing capacity under the Revolver which expires on September 17, 2019. We believe that our cash at December 31, 2015, as supplemented by cash flows from operations and the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2015:

	Payments Due by Period
		Less than 1 Year
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$6,937	$3,796	$2,984	$157
Principal payments on Term Facility	114,000	14,000	51,625	48,375
Interest on Term Facility and Revolver ¹	10,108	3,729	5,777	602
Total	$131,045	$21,525	$60,386	$49,134

¹ There were no outstanding borrowings on the Revolver at December 31, 2015.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases, as discussed above, and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. At December 31, 2015, there were six letters of credit outstanding in the aggregate amount of $13.7 million, which reduced our borrowing availability to $61.3 million under the Revolver. These arrangements have not had and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At December 31, 2015, we had no material off-balance sheet arrangements other than operating leases.

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
Revenue Recognition
As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the accompanying Consolidated Balance Sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
During the performance of long-term sale contracts, estimated final contract prices and costs are reviewed periodically and revisions are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. As of December 31, 2015, there were no material unapproved claims, unapproved change orders or requests for equitable adjustment. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined and are recorded as a component of cost of revenue. Contract revenue and cost estimates are reviewed and reassessed periodically. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenue, cost of revenue and profit in the period in which such changes are made, based on a contract’s percent complete. Changes in revenue and cost estimates could also result in a forward loss or an adjustment to a forward loss. The net effect of the favorable and unfavorable changes in contract estimates for the years ended December 31, 2015 and 2014, decreased operating income by $1.9 million and $2.6 million, respectively. The net effect of the favorable and unfavorable changes in contract estimates for the year ended December 31, 2013 was an increase in operating income of approximately $38.3 million. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2015, 2014 and 2013 were $9.7 million, $4.0 million and $42.2 million favorable to operating income and $11.6 million, $6.6 million and $3.9 million unfavorable to operating income, respectively.
The aggregate cumulative catch-up adjustments for the years ended December 31, 2015 and 2014, which decreased operating income by $1.9 million and $2.6 million, respectively, relate to the early closure of sites in Afghanistan and contract line item realignments with our customers offset by operational efficiencies related primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts. The aggregate cumulative catch-up adjustment for the year ended December 31, 2013 of $38.3 million relates to operational efficiencies and non-recurring contract modifications on Afghanistan and Middle East programs. Operational efficiencies relate primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts, decreased subcontract work as we in-sourced work at reduced costs, and lower administrative support required to operate maturing contracts. Operational efficiencies achieved in 2013 translated into lower revenue and profit as current contracts came up for re-competition. Non-recurring contract modifications relate to one time favorable or unfavorable contract modifications. In certain circumstances, pricing for contract elements, or contract line items, is finalized during or after work commences on the specified activity. We had two contracts with open contract elements in 2013 related to performance in 2011, 2012 and 2013. The uncertainties around final fee and pricing negotiations were resolved favorably in the second and third quarters of 2013. We do not expect similar contract modifications on current contracts to occur in the future. This is consistent with our recent cumulative catch-up experience which resulted in only a de minimis favorable adjustment, excluding the impact of the TARS program retained by Exelis, to the year ended December 31, 2014.

Aggregate revenue from our four largest contracts was approximately $775.4 million, or 65.7%, of our revenue for the year ended December 31, 2015. These contracts are as follows:

•
Kuwait Base Operations and Security Support Services (K-BOSSS), performance commenced in February 2011 with a base period (eight months) and four option years with a contractual expiration date of September 2015 (to date the customer has exercised four option years), which has been extended through March 2016 as the re-compete contract goes through the government procurement process;

•
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA), performance commenced in July 2013 with a base period (11 months) and four option years with a contractual expiration date of May 2018 (to date the customer has exercised one option year);

•
Logistics Civilian Augmentation Program (LOGCAP) is a subcontract basic ordering agreement with task orders awarded at the discretion of the prime contractor, the current task order runs through June 2016; and

•
Kuwait based Army Prepositioned Stocks-5 (APS-5 Kuwait), performance commenced in March 2010 with a base period and four option years (to date the customer has exercised all four option years), which has been extended until August 2016.

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
Goodwill
We test goodwill for impairment as of October 1 each year, or more frequently as circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting unit to the reporting unit carrying value. We consider a variety of factors when estimating the fair value of our reporting unit, including estimates about the future operating results of the reporting unit, multiples of earnings, various market analyses, and recent sales of comparable businesses, if such information is available to us. We make a variety of estimates and judgments about the relevance and comparability of these factors to the reporting unit in estimating their fair values. If the carrying value of our reporting unit exceeds its estimated fair value, the fair value of the reporting unit is allocated to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and whether impairment is necessary. No impairment charges related to goodwill have been recorded during 2015, 2014 and 2013.
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
Prior to Spin-off, we did not maintain taxes payable to or from Exelis and we were deemed to settle the annual current tax balances immediately with the legal tax paying entities in the respective jurisdictions. These settlements were reflected as changes in parent company equity. Any taxes prior to the Spin-off are addressed in the Tax Matters Agreement with Exelis (See Part IV, Item 15, Note 15, "Related Party Transactions and Parent Company Equity" in the Notes to Consolidated and Combined Financial Statements). Subsequent to the Spin-off, we file our own consolidated tax return and we maintain our own standalone taxes payable based on our post Spin-off activity.
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. We believe all of our deferred tax assets are realizable with the exception of the net operating loss in Denmark. As such, we believe a valuation allowance is only required with regard to the loss carryforward in that country.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. As a business area within Exelis prior to the Spin-off, Vectrus did not directly experience exposure to the impacts of certain market risks, including those related to equity price risk and interest rate risk. Following the Spin-off, we are subject to interest rate risk with our Term Loan and Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change associated with the Term Loan would result in a $1.1 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated and Combined Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there may be resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ITEM 9B. OTHER INFORMATION
None.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectrus, Inc.
Colorado Springs, Colorado

We have audited the internal control over financial reporting of Vectrus, Inc. (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs stating that the combined financial statements on and prior to September 26, 2014, were prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity, and a change in the presentation of income taxes as of December 31, 2015 due to the adoption of Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, for which the Company has applied the guidance on a retrospective basis.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 15, 2016
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2016 Annual Meeting of Shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2015 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Description of Business".
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated and Combined Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on page 50 for a list of the exhibits filed or incorporated herein as a part of this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTRUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectrus, Inc.
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Vectrus, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated and combined statements of income, comprehensive income, shareholders’ and parent company equity and cash flows, for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Vectrus, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, on and prior to September 26, 2014, the combined financial statements were prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

As discussed in Note 2 to the consolidated and combined financial statements, the Company has changed its presentation of income taxes as of December 31, 2015 due to the adoption of Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, and has applied the guidance on a retrospective basis.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 15, 2016

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Revenue	$1,180,684	$1,203,269	$1,511,638
Cost of revenue	1,075,035	1,084,512	1,297,089
Selling, general and administrative expenses	65,687	80,340	83,227
Operating income	39,962	38,417	131,322
Interest (expense) income, net	(6,531)	(1,526)	111
Income from continuing operations before income taxes	33,431	36,891	131,433
Income tax expense	2,458	14,079	47,041
Net income	$30,973	$22,812	$84,392

Earnings per share ¹
Basic	$2.94	$2.18	$8.06
Diluted	$2.86	$2.13	$8.06
Weighted average common shares outstanding - basic	10,551	10,476	10,474
Weighted average common shares outstanding - diluted	10,825	10,692	10,474

¹ For the year ended December 31, 2013, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which Vectrus common stock was distributed to the shareholders of Exelis Inc. as of the Spin-off.

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income	$30,973	$22,812	$84,392
Other comprehensive (loss) income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	(43)	—	—
Net loss reclassified to interest expense	3	—	—
Tax benefit	14	—	—
Net change in derivative instrument	(26)	—	—
Foreign currency translation adjustments	(1,186)	(1,642)	607
Other comprehensive (loss) income, net of tax	(1,212)	(1,642)	607
Total comprehensive income	$29,761	$21,170	$84,999

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share information)	2015	2014
Assets
Current assets
Cash	$39,995	$42,823
Receivables	210,561	202,732
Costs incurred in excess of billings	1,243	7,112
Other current assets	9,708	10,883
Total current assets	261,507	263,550
Property, plant, and equipment, net	4,762	8,920
Goodwill	216,930	216,930
Other non-current assets	1,197	6,575
Total non-current assets	222,889	232,425
Total Assets	$484,396	$495,975
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$122,442	$114,487
Billings in excess of costs	6,025	5,806
Compensation and other employee benefits	36,783	36,580
Short-term debt	22,000	11,375
Other accrued liabilities	25,268	37,073
Total current liabilities	212,518	205,321
Long-term debt, net	89,615	122,484
Deferred tax liability	91,343	100,751
Other non-current liabilities	1,610	13,544
Total non-current liabilities	182,568	236,779
Total liabilities	395,086	442,100
Commitments and contingencies (Note 17)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,612,246 and 10,484,974 shares issued and outstanding	106	105
Additional paid in capital	58,640	52,967
Retained earnings	34,304	3,331
Accumulated other comprehensive loss	(3,740)	(2,528)
Total shareholders' equity	89,310	53,875
Total Liabilities and Shareholders' Equity	$484,396	$495,975
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating activities
Net income	$30,973	$22,812	$84,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,138	2,149	2,631
Loss on disposal of property, plant, and equipment	686	103	40
Stock-based compensation	6,658	2,324	—
Amortization of debt issuance costs	1,130	185	—
Changes in assets and liabilities:
Receivables	(9,886)	21,608	101,549
Other assets	12,005	(1,329)	(3,770)
Accounts payable	8,874	6,169	(51,049)
Billings in excess of costs	219	(5,266)	(289)
Deferred taxes	(9,404)	11,282	(15,888)
Compensation and other employee benefits	275	(13,245)	(20,053)
Other liabilities	(25,788)	(3,813)	(4,771)
Net cash provided by operating activities	18,880	42,979	92,792
Investing activities
Purchases of capital assets	(793)	(3,847)	(2,429)
Proceeds from the disposition of assets	387	497	—
Distributions from equity investment	524	—	—
Net cash provided by (used in) investing activities	118	(3,350)	(2,429)
Financing activities
Proceeds from issuance of long-term debt	—	140,000	—
Repayments of long-term debt	(23,375)	(2,625)	—
Proceeds from revolver	324,000	23,000	—
Repayments of revolver	(324,000)	(23,000)	—
Distribution to subsidiary of Exelis	—	(136,281)	—
Proceeds from exercise of stock options	239	—	—
Payment of debt issuance costs	—	(3,701)	—
Proceeds from insurance financing	14,857	—	—
Repayments of insurance financing	(12,130)	—	—
Payments of employee withholding taxes on share-based compensation	(1,301)	(229)	—
Working capital adjustment payment from Exelis	—	2,600	—
Transfer to Former Parent, net	—	(6,371)	(94,924)
Net cash used in financing activities	(21,710)	(6,607)	(94,924)
Exchange rate effect on cash	(116)	(645)	607
Net change in cash	(2,828)	32,377	(3,954)
Cash-beginning of year	42,823	10,446	14,400
Cash-end of year	$39,995	$42,823	$10,446

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,047	$1,201	$—
Income taxes paid	$16,096	$2,667	$—
Non-cash investing activities:
Purchase of capital assets on account	$—	$92	$277
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' AND PARENT COMPANY EQUITY

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Income	Net Parent Company Equity	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2012	—	$—	$—	$—	$(1,493)	$202,750	$201,257
Net income	—	—	—	—	—	84,392	84,392
Foreign currency translation adjustments	—	—	—	—	607	—	607
Transfer to parent, net	—	—	—	—	—	(94,924)	(94,924)
Balance at December 31, 2013	—	$—	$—	$—	$(886)	$192,218	$191,332
Net income	—	—	—	3,331	—	19,481	22,812
Foreign currency translation adjustments	—	—	—	—	(1,642)	—	(1,642)
Transfer to parent, net	—	—	—	—		(6,371)	(6,371)
Distribution to subsidiary of Exelis	—	—	—	—	—	(136,281)	(136,281)
Spin-off related adjustments	—	—	—	—	—	(17,841)	(17,841)
Employee stock awards and stock options	11	—	(229)	—	—	—	(229)
Stock-based compensation	—	—	2,095	—	—	—	2,095
Reclassification of net parent equity to common stock and additional paid-in capital in conjunction with the Spin-off	10,474	105	51,101	—	—	(51,206)	—
Balance at December 31, 2014	10,485	$105	$52,967	$3,331	$(2,528)	$—	$53,875
Net income	—	—	—	30,973	—	—	30,973
Foreign currency translation adjustments	—	—	—	—	(1,186)	—	(1,186)
Unrealized loss on cash flow hedge	—	—	—	—	(26)	—	(26)
Employee stock awards and stock options	127	1	(577)	—	—	—	(576)
Stock-based compensation	—	—	6,250	—	—	—	6,250
Balance at December 31, 2015	10,612	$106	$58,640	$34,304	$(3,740)	$—	$89,310
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. We operate in a single segment and offer the following services: infrastructure asset management, logistics and supply chain management, and information technology and network communication.
On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment and Vectrus became an independent, publicly traded company. Vectrus was incorporated in the State of Indiana on February 4, 2014.
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus). Exelis Inc. was acquired by Harris Corporation on May 29, 2015.
Principles of Consolidation
Vectrus consolidates companies in which it has a controlling financial interest. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the Consolidated and Combined Statements of Income. All intercompany transactions and balances have been eliminated.
Equity Investment
In 2011, we entered into a joint venture agreement with CB&I Federal Services to form High Desert Support Services, LLC (HDSS). HDSS was established for the sole purpose of pursuing and performing work on the Ft. Irwin Installation Support Services Contract, which was awarded in January 2013. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the Consolidated and Combined Statements of Income. As of December 31, 2015, our investment in HDSS was $1.2 million and is recorded in other non-current assets in the Consolidated Balance Sheets. During the year ended December 31, 2015, we received cash distributions of $2.3 million. The cash distributions exceeded cumulative earnings by $0.5 million and are recorded as distributions from equity investment in the Consolidated and Combined Statements of Cash Flows. The remaining $1.8 million of cash distributions are recorded in other assets in the Consolidated and Combined Statements of Cash Flows.
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
Prior to September 27, 2014, all intercompany transactions between Vectrus and Exelis have been included in these Consolidated and Combined Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity.
Prior to September 27, 2014, our Consolidated and Combined Financial Statements included expenses of Exelis allocated to us for certain functions provided by Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses had been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the organization of our operations, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our Spin-off from Exelis, we perform these functions using our own resources or purchased services. For an interim period, however, some of these functions were provided by Exelis under a transition services agreement (See Note 16, "Transactions with Former Parent").
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
Presentation Correction
Subsequent to the issuance of the 2014 financial statements, the Company identified an error in the presentation of borrowings and repayments of the Company's revolving credit facility in the Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2014. The Company corrected the presentation of borrowings and repayments on the revolving credit facility to reflect them on a gross basis in the financing activities section of the Consolidated and Combined Statement of Cash Flows. The correction did not change previously reported total financing activities.
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
Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the accompanying Consolidated Balance Sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
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
Cumulative catch-up adjustments are presented in the following table:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Favorable adjustments	$9,721	$3,981	$42,206
Unfavorable adjustments ¹	(11,641)	(6,629)	(3,906)
Net (unfavorable) favorable adjustments	$(1,920)	$(2,648)	$38,300
¹ Of the $6.6 million unfavorable change in estimates in 2014, $2.5 million is due to the TARS program, which was retained by Exelis following the Spin-off.
For the years ended December 31, 2015, 2014 and 2013, we generated approximately 85%, 88% and 92%, respectively, of our total revenue from the U.S. Army. Our four largest contracts amounted to approximately $775.4 million, or 66%, $822.0 million or 68%, and $1.0 billion or 69%, of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
Income Taxes
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.
Prior to September 27, 2014, our operating results were included in the consolidated U.S. Federal and state income tax returns of Exelis as well as in certain tax filings of Exelis for non-U.S. jurisdictions. Amounts presented in these Consolidated and Combined Financial Statements related to income taxes have been determined on a separate return basis. Our contribution to the tax position of Exelis on a separate return basis for periods prior to September 27, 2014 has been included in these financial statements. Our separate return basis tax losses and tax credits may not reflect the tax positions taken or to be taken by Exelis. In many cases the tax losses and tax credits we generated have been available for use by Exelis and may remain with Exelis after the separation from Exelis.

Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing during the fourth fiscal quarter. The impairment test is a two-step process measuring the magnitude of any impairment. In the first step, the estimated fair value of the reporting unit is developed and compared to the carrying value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies.
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
Foreign Currency Translation
The financial statements of programs for which the functional currency is not the U.S. dollar, are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are recorded as translation adjustments to other comprehensive (loss) income. Net gains or losses from foreign currency transactions are reported in selling, general and administrative (SG&A) expenses and have historically been immaterial.
Receivables
Receivables include amounts billed and currently due from customers, amounts unbilled, certain estimated contract change amounts, estimates related to expected award fees, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.
Property, Plant and Equipment, Net
Property, plant and equipment, net are stated at cost less accumulated depreciation. Major improvements are capitalized at cost while expenditures for maintenance, repairs and minor improvements are expensed. For asset sales or retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating income.
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
Stock-Based Compensation
We recognize stock-based compensation expense primarily within SG&A expenses based on the grant date fair values, net of estimated forfeitures, for all share-based awards granted over the requisite service periods of the awards, which is generally equivalent to the vesting terms. Prior to September 27, 2014, our employees and directors participated in equity incentive plans maintained by Exelis. Stock-based compensation expense related to the Exelis plans is immaterial.
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
Segment Information
Management has concluded that the Company operates in one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, all of our revenue for the years ended December 31, 2015, 2014 and 2013 was with the U.S. government.
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
		May 2014, as amended in August 2015	We are currently evaluating the effect the standard is expected to have on our financial statements and related disclosures.
ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).
The objective of the amendment to this standard is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of this standard is permitted.
		February 2016	We are currently evaluating the impact of adopting this guidance; however, the standard is not expected to have a material impact on our consolidated and combined financial statements.
Standards that were adopted
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
April 2015
We adopted this guidance on June 26, 2015 and reclassified $3.5 million in debt financing fees from “Total non-current assets” to a direct deduction from the carrying amount of “Long term debt, net" on the December 31, 2014 consolidated balance sheet.

ASU 2015-17, Balance Sheet Classification of Deferred Taxes
To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.
November 2015
We adopted this guidance beginning with the 2015 annual reporting period. As a result, we eliminated the line item “Deferred tax liability” as reported under “Total current liabilities” on our consolidated balance sheet. We began reporting all net deferred tax liabilities as non-current in the line item “Deferred tax liability” under “Total non-current liabilities” on our December 31, 2015 consolidated balance sheet. In addition, we applied the guidance under ASU 2015-17 on a retrospective basis and $25.4 million previously reported as short-term net deferred tax liabilities is now reported as “Deferred tax liability” under “Total non-current liabilities” on our December 31, 2014 balance sheet.

Other new pronouncements issued but not effective until after December 31, 2015 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
INCOME TAXES
Prior to September 27, 2014, our operating results were included in the consolidated U.S. Federal and state income tax returns of Exelis as well as in certain tax filings of Exelis for non-U.S. jurisdictions. Amounts presented in these Consolidated and Combined Financial Statements related to income taxes have been determined on a separate return basis. Our contribution to the tax position of Exelis on a separate return basis for the periods prior to September 27, 2014, has been included in these financial statements. Our separate return basis tax losses and tax credits may not reflect the tax positions taken or to be taken by Exelis. In many cases the tax losses and tax credits we generated have been available for use by Exelis and remain with Exelis.
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. During the year ended December 31, 2015, we established a valuation allowance of $0.1 million for deferred tax assets that are not expected to be realized in the foreseeable future.
We provide for U.S. deferred taxes on the excess of financial reporting basis over the U.S. tax basis for our foreign earnings, when we do not plan to reinvest such earnings indefinitely outside the United States.

The source of pre-tax income and the components of income tax expense at December 31, 2015, 2014 and 2013, respectively, are as follows:

(In thousands)	2015	2014	2013
Total income components
United States	$33,274	$36,377	$132,655
Foreign	157	514	(1,222)
Total	$33,431	$36,891	$131,433
Income tax expense components
Current income tax provision
United States - Federal	$10,549	$2,385	$62,102
United States - state and local	401	29	1,190
Foreign	910	382	457
Total current income tax provision	11,860	2,796	63,749
Deferred income tax provision
United States - Federal	(9,350)	10,385	(16,450)
United States - state and local	(42)	898	(258)
Foreign	(10)	—	—
Total deferred income tax provision	(9,402)	11,283	(16,708)
Total income tax expense	$2,458	$14,079	$47,041
Effective tax rate	7.4%	38.2%	35.9%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2015	2014	2013
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of Federal benefit	0.7%	1.6%	0.5%
Release of uncertain tax positions	(29.9)%	—%	—%
Indemnity expense	3.3%	—%	—%
Other	(1.7)%	1.6%	0.4%
Effective income tax rate	7.4%	38.2%	35.9%

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(In thousands)	2015	2014
Deferred tax assets:
Costs incurred in excess of billings	$2,477	$1,867
Compensation and benefits	11,353	11,100
Contingency reserves	2,371	1,995
Other	3,332	1,931
Net operating losses	106	224
Subtotal	$19,639	$17,117
Valuation allowance	(96)	—
Total deferred tax assets	$19,543	$17,117
Deferred tax liabilities:
Goodwill	$(77,306)	$(77,142)
Property, plant and equipment, net	(1,165)	(2,047)
Unbilled receivables	(31,218)	(38,679)
Other liabilities	(1,187)	—
Total deferred tax liabilities	$(110,876)	$(117,868)

Deferred taxes are classified in the Consolidated Balance Sheets as follows:

(In thousands)	2015	2014

Other non-current assets	$10	$—
Non-current liabilities	91,343	100,751
Net deferred tax liabilities	$91,333	$100,751
Uncertain Tax Position
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2015, 2014 and 2013 is as follows:

(In thousands)	2015	2014	2013
Unrecognized tax benefits - January 1	$7,604	$8,541	$12,682
Additions for:
Current year tax positions	—	—	1,573
Prior year tax positions	—	6,954	—
Reductions for:
Prior year tax positions	(7,604)	(7,891)	(5,714)
Unrecognized tax benefits - December 31	$—	$7,604	$8,541
As of December 31, 2015 and December 31, 2014, unrecognized tax benefits from uncertain tax positions were zero and $7.6 million, respectively. We effectively settled $6.9 million of unrecognized tax benefits during 2015 due to the resolution of examinations of tax returns of our Former Parent. The balance of $0.7 million was effectively settled with the filing of our 2014 income tax returns during 2015.

We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated and Combined Statements of Income. During 2015 we recognized $0.1 million of interest expense related to tax matters. During 2014 and 2013, we did not recognize any expense related to tax matters. As of December 31, 2015, 2014, and 2013, we had interest accrued for tax matters of $0.0 million, $0.6 million and $0.3 million, respectively.
The following table summarizes the companies earliest open tax years by major jurisdiction;

Jurisdiction	Earliest Open Year
United States	2013
Tax Indemnifications
In connection with the Spin-off, pursuant to a Tax Matters Agreement with our Former Parent, our Former Parent agreed to indemnify us for up to $3.3 million of income tax return liabilities, which were settled with the filing of our Former Parent’s 2014 income tax return during the year ended December 31, 2015. As a result, as of December 31, 2015, we reduced the tax liabilities, which were included in “other long term liabilities” in the Consolidated Balance Sheets, from $3.2 million to zero, which provided an income tax benefit of $3.2 million. We had a corresponding indemnification receivable, net of interest of $0.1 million, which was included in “other non-current assets” in the Consolidated Balance Sheets. We reduced the indemnification receivable from $3.3 million to zero, creating an expense of $3.3 million, which is included in "selling, general and administrative expenses" in the Consolidated and Combined Statements of Income. The net settlement of these tax liabilities and the indemnification receivable had no impact on our net income.
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

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net Income	$30,973	$22,812	$84,392

Weighted average common shares outstanding ¹	10,551	10,476	10,474
Add: Dilutive impact of stock options	98	76
Add: Dilutive impact of restricted stock units	176	140	—
Diluted weighted average common shares outstanding ¹	10,825	10,692	10,474

Earnings per share
Basic	$2.94	$2.18	$8.06
Diluted	$2.86	$2.13	$8.06
¹ For the year ended December 31, 2013, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which Vectrus common stock was distributed to the shareholders of Exelis Inc. in the Spin-off.

The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Anti-dilutive stock options	13	11	—
Total	13	11	—
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2015	2014
Billed receivables	$53,070	$41,997
Unbilled contract receivables	154,658	158,562
Other	2,833	2,173
Receivables	$210,561	$202,732
As of December 31, 2015 and 2014, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $5.2 million of our unbilled contract receivables as of December 31, 2015 may not be collected within the next twelve months. These amounts relate to requests for equitable adjustments and contract line item realignments with our customers.
As part of the Spin-off, Exelis indemnified Vectrus for a receivable of approximately $11.4 million. The Company recorded a corresponding liability in other accrued liabilities on its consolidated balance sheet because it is required to remit amounts collected related to the indemnified receivable to Harris Corporation. On November 19, 2015, the Company reached a settlement for the indemnified receivable of approximately $8.2 million. As part of the settlement, the Company cleared the corresponding liability by remitting payment of $8.2 million to Harris Corporation for the amount of the settlement. In addition, the Company recognized $0.2 million in selling, general and administrative expenses due to the effect of foreign currency translation during the period.
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

We used $136.3 million from the Term Facility to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Facility consisted of debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $1.1 million for the period ended December 31, 2015 and $0.2 million for the period ended December 31, 2014. These costs are included in interest expense in the Consolidated and Combined Statements of Income. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of December 31, 2015, the balance outstanding under the Term Facility was $114.0 million. In addition to the quarterly installments, we voluntarily prepaid $12.0 million during the year ended December 31, 2015 and intend to voluntarily prepay an additional $8.0 million over the next twelve months.

The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of December 31, 2015, there were six letters of credit outstanding in the aggregate amount of $13.7 million, which reduced our borrowing availability to $61.3 million under the Revolver.

The Company's aggregate scheduled maturities of the Term Facility as of December 31, 2015, are as follows:

(In thousands)	Payments due
2016	$14,000
2017	15,750
2018	35,875
2019	48,375
Total	$114,000
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
Mandatory Prepayments. The Term Facility requires the following mandatory prepayments, subject to certain thresholds, exceptions and reinvestment rights: (i) 100% of the net cash proceeds from the incurrence of indebtedness (other than permitted debt), non-ordinary course asset sales or other dispositions of property by Vectrus and its restricted subsidiaries; and (ii) 50% of excess cash flow with step-downs to 25% and 0% based on certain leverage ratios, commencing with the year ended December 31, 2015.
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

Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of December 31, 2015, the maximum amount of dividends we could pay was $5.0 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.50 to 1.00, which stepped down to 3.00 to 1.00 beginning with the third fiscal quarter of 2015 and will step down to 2.75 to 1.00 beginning with the first fiscal quarter of 2016, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of December 31, 2015, we had a ratio of total consolidated indebtedness to EBITDA of 2.27 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 7.55 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of December 31, 2015.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at December 31, 2015 was 3.18%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of December 31, 2015 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Term Facility in the Consolidated Balance Sheets are as follows:

	December 31, 2015
(In thousands)	Carrying Amount	Fair Value
Long-term debt, including short term portion	$114,000	$114,000
NOTE 7
DERIVATIVE INSTRUMENT
Risk Management Policy
We are exposed to the risk that our earnings and cash flows could be adversely impacted due to fluctuations in interest rates. We will periodically enter into interest rate swaps to manage interest costs in which we agree to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and our outstanding derivative instrument does not contain credit risk related contingent features. Collateral is generally not required.
Derivative Instrument
On May 5, 2015, we entered into a derivative instrument to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Term Facility (the interest rate swap). The interest rate swap is designated and qualifies as an effective cash flow hedge. The contract, with notional amount of $37.4 million at December 31, 2015, is recorded at fair value.
The interest rate swap is measured at fair value on a recurring basis and is determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, to interest expense on the Consolidated and Combined Statements of Income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense.
The following table summarizes the amount at fair value and location of the derivative instrument in the Consolidated Balance Sheet as of December 31, 2015:

	Fair Value
(In thousands)	Derivative in Liability Position
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$15
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$28
By utilizing an interest rate swap, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of December 31, 2015, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

NOTE 8
GOODWILL
Goodwill
Goodwill as of December 31, 2015 of $216.9 million remained unchanged from December 31, 2014 and reflects the allocation of goodwill by Exelis as a part of the Spin-off. There was no goodwill impairment in 2015 or 2014. We conduct our annual impairment testing during the fourth fiscal quarter. There were no acquisitions during the years ended December 31, 2015 and 2014 or any prior periods.
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits were comprised of the following at December 31:

(In thousands)	2015	2014
Accrued salaries and wages	$13,820	$13,919
Accrued bonus	4,302	4,528
Accrued employee benefits	18,661	18,133
Total	$36,783	$36,580
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2015	2014
Workers' compensation, auto and general liability reserve	$7,537	$9,637
Exelis indemnified receivable obligation	—	11,411
Defense Base Act insurance financing	2,727	—
Other accrued liabilities	15,004	16,025
Total	$25,268	$37,073
NOTE 10
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2015	2014
Buildings and improvements	$4,866	$6,034
Machinery and equipment	4,877	11,034
Furniture, fixtures and office equipment	3,772	3,900
Property, plant and equipment, gross	13,515	20,968
Less: accumulated depreciation and amortization	(8,753)	(12,048)
Property, plant and equipment, net	$4,762	$8,920
Depreciation expense of property, plant and equipment was $3.1 million, $2.1 million and $2.6 million in 2015, 2014, and 2013, respectively.

NOTE 11
LEASES AND RENTALS
Operating Leases
The Company leases certain offices, buildings, automobiles, computers, land and other equipment under operating leases. Such leases expire at various dates through 2020 and may include renewal and payment escalation clauses. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were $5.0 million, $9.9 million and $9.7 million for 2015, 2014 and 2013, respectively. Future operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2015 are shown below.

(In thousands)	Payments due
2016	$3,796
2017	1,773
2018	1,211
2019	135
2020	22
Total minimum lease payments	$6,937
Capital Leases
The Company acquired no vehicles and equipment using capital leases during 2015 and $1.6 million of vehicles and equipment using capital leases during 2014. There was $0.5 million, $0.4 million and $0.2 million of depreciation on capital leases during the years ended December 31, 2015, 2014 and 2013, respectively. Capital lease terms vary in length from 24 to 60 months.
The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2015:

(In thousands)	Amount
2016	$310
2017	74
2018	67
2019	51
Total minimum lease payments	502
Less: estimated executory costs	—
Net minimum lease payments	502
Less: amount representing interest	(14)
Present value of minimum lease payments	$488
Capital leases included in property, plant and equipment, net (See Note 10):

	December 31,
(In thousands)	2015	2014
Machinery and equipment	$1,625	$1,625
Accumulated depreciation	(1,064)	(609)
Machinery and equipment, net	$561	$1,016

Capital lease obligations consisted of the following:

	December 31,
(In thousands)	2015	2014
Other accrued liabilities	$302	$380
Other long-term liabilities	186	543
Total	$488	$923
NOTE 12
RESTRUCTURING
We have initiated various restructuring activities in our business during the past two years. The restructuring activities focus on a number of aspects of our operations, including closing certain facilities, rationalizing headcount, and aligning operations in the most strategic and cost efficient manner.
For the year ended December 31, 2015, there was no expense related to severance and related benefit costs as part of our restructuring activities. For the year ended December 31, 2014, there was a $0.7 million expense related to severance and related benefit costs as part of our restructuring activities.
Substantially all severance payments have been paid out pursuant to agreements entered into with affected employees, and we do not expect to incur significant additional charges related to these activities in future periods.
The severance and related benefit costs and their utilization for the years ended 2015 and 2014 are summarized in the table below:

(In thousands)
Balance, December 31, 2013	$1,274
Severance and benefit related costs	732
Payments	(1,256)
Balance, December 31, 2014	$750
Adjustments	(22)
Severance and benefit related costs	—
Payments	(717)
Balance, December 31, 2015	$11
NOTE 13
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $3.0 million and $2.8 million for the year ended December 31, 2015 and 2014, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of December 31, 2015, we had accrued $0.2 million of contributions under the Excess Savings Plan.

NOTE 14
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan (the 2014 Omnibus Plan) to govern awards granted to Vectrus employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards and other awards. The maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2.6 million shares. As of December 31, 2015, there were 1.6 million shares remaining available for future awards.
Prior to September 27, 2014, our employees participated in equity incentive plans maintained by Exelis. Stock-based compensation amounts awarded under the Exelis plans were immaterial for 2014 and 2013 and, as such, amounts presented only include equity and liability awards issued under the 2014 Omnibus plan.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated and Combined Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Compensation costs for equity-based awards	$6,250	$2,095
Compensation costs for liability-based awards	408	229
Total compensation costs, pre-tax	$6,658	$2,324
Future tax benefit	$2,373	$827
At December 31, 2015, total unrecognized compensation costs related to equity-based awards and liability-based awards were $3.9 million and $0.8 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.72 years and 1.91 years, respectively.

We account for NQOs and RSUs as equity-based compensation awards. TSR and cash-settled RSUs are accounted for as liability-based compensation awards. The Company paid $0.5 million related to liability-based compensation awards during the year ended December 31, 2015.
In connection with the Spin-off, Vectrus employees' outstanding NQOs and RSUs were adjusted to preserve the aggregate intrinsic value of each award at the date of the Spin-off on terms which were in all material respects identical to the terms of the awards replaced. The fair value of the converted NQOs immediately following the Spin-off was higher than the fair value of such awards immediately prior to the Spin-off. As a result, we incurred incremental compensation expense of approximately $0.7 million of which $0.5 million was recognized as of the years ended December 31, 2015 and 2014. The remaining balance will be expensed over the remaining terms of the specific awards and recognized through 2017.
Non-Qualified Stock Options
NQOs generally vest in one-third increments over three years following the date of the grant and are exercisable for periods up to 10 years from the date of grant at a price equal to the fair market value of common stock at the date of grant.

A summary of the status of our NQOs as of December 31, 2015 and 2014 and changes during the years then ended is presented below.

	Year Ended December 31,
	2015		2014
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	446	$17.43	—	$—
Granted	58	$31.52	—	$—
Exercised	(18)	$13.37	—	$—
Outstanding at Spin-off	—	$—	—	$—
Conversion related to the Spin-off ¹	—	$—	275	$14.83
Post Spin-off activities
Granted	—	$—	171	$20.62
Outstanding at December 31,	486	$19.25	446	$17.43
Options exercisable at December 31,	212	$16.13	47	$13.12

¹ The weighted average grant date fair value of the stock options converted is equal to the weighted average grant date fair value of such stock options prior to the Spin-off, reduced by the Spin-off conversion adjustment.

The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2015:

(In thousands, except per share data)	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$12.94 - $20.62	373	7.67	$16.57	$1,611	194	7.18	$15.33	$1,076
$22.16 - $32.04	113	8.72	28.09	—	18	8.19	24.52	—
Total options and aggregate intrinsic value	486	7.92	$19.25	$1,611	212	7.27	$16.13	$1,076
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Vectrus' closing stock price of $20.89 per share on December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. There were 0.1 million exercisable options "out of the money" as of December 31, 2015. The aggregate intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0.2 million and $0.0 million.
As of December 31, 2015, the total number of stock options expected to vest (including those that have already vested) was 0.5 million. These stock options have a weighted-average exercise price of $19.21 per share, an aggregate intrinsic value of $1.6 million and a weighted average remaining contractual life of 7.9 years.

The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following weighted-average assumptions were utilized in deriving the fair value for NQOs:

	Year Ending December 31,
(In thousands)	2015	2014
Expected volatility	34.1%	34.6%
Expected life (in years)	7	7
Risk-free rates	2.00%	2.07%
Weighted-average grant date fair value per share	$12.42	$8.24
Black-Scholes model volatility is based on daily average volatility of our peer group over 7.0 years, which is consistent with the expected term. Peer group companies were selected from companies within the aerospace and defense industry that most closely match our business, including size, diversification, and customer base. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. The risk-free rate is based on the United States Treasury stripped coupon rates with maturities corresponding to the expected term of 7 years, measured as of the grant date.
Restricted Stock Units
The fair value of RSUs is determined based on the closing price of Vectrus common stock on the date of the grant. Under the 2014 Omnibus Plan, RSUs awarded prior to 2014 typically cliff vest 3 years from the date of grant. For employee RSUs granted in 2014 and after, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of the annual meeting and vest the business day immediately prior to the next annual meeting. RSUs have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the RSUs are forfeited. If an employee retires or is terminated by the Company other than for cause, all or a pro rata portion of the RSUs may vest. The RSUs outstanding at the date of the Spin-off retained the vesting schedule of the original Exelis awards.
The table below provides a roll-forward of outstanding RSUs subsequent to the Spin-off.

	Year Ended December 31,
	2015		2014
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	423	$19.28	—	$—
Granted	104	$29.69	—	$—
Vested	(171)	$19.03	—	$—
Forfeited or canceled	(6)	$19.86	—	$—
Outstanding at Spin-off	—	$—	—	$—
Conversion related to the Spin-off	—	$—	240	$17.61
Post Spin-off activities
Granted	—	$—	203	$20.62
Vested	—	$—	(20)	$13.03
Forfeited or canceled	—	$—	—	$—
Outstanding at December 31,	350	$22.47	423	$19.28
The total grant date fair value of RSUs vested during the years ended December 31, 2015 and 2014 was $3.0 million and $0.3 million, respectively.

Total Shareholder Return Awards
TSR awards are performance based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the year ended December 31, 2015, we granted TSR awards with an aggregate target TSR value of $1.8 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. As of December 31, 2015, we recorded $0.3 million in compensation expense related to the 2015 TSR awards. Payment, if any, with respect to the 2015 TSR awards will be made in January 2018.

NOTE 15
SHAREHOLDERS' EQUITY
In connection with the Spin-off, each of the shareholders of Exelis received one share of Vectrus common stock for every 18 shares of common stock of Exelis held on the record date resulting in the distribution of 10.5 million shares of Vectrus common stock to Exelis shareholders. As of December 31, 2015, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2015, there were 10.6 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2015.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 2.6 million shares of common stock authorized under this plan. At December 31, 2015, we had a remaining balance of 1.6 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by (i) expiration, (ii) forfeiture, (iii) cancellation, (iv) settling in cash in lieu of shares or otherwise without the issuance of such shares, or (v) are exchanged with the Committee's permission for awards not involving shares are available again for grant under the 2014 Omnibus Plan.

NOTE 16
TRANSACTIONS WITH FORMER PARENT
Allocation of General Corporate Expenses
Prior to the Spin-off on September 27, 2014, our Consolidated and Combined Financial Statements included expense allocations for certain functions provided by Exelis as well as other Exelis employees not solely dedicated to the Company, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. For the years ended December 31, 2014 and 2013, we were allocated $23.3 million and $33.4 million respectively, of general corporate expenses incurred by Exelis which are primarily included within selling, general and administrative expenses.
The expense allocations from Exelis discussed above include costs associated with defined benefit pension and other post-retirement benefit plans (the Shared Plans) sponsored by Exelis in which some of our employees participate. We accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. Subsequent to September 27, 2014, the date the employees' benefits were frozen in the Shared Plans; we did not incur further costs for the Shared Plans and all assets and liabilities related to the Shared Plans remained with Exelis.

Separation Agreements
Following the Spin-off, Vectrus and Exelis began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Vectrus and Exelis following the Spin-off and to provide mechanisms for an orderly transition, on September 27, 2014, Vectrus and Exelis executed the various agreements that govern the ongoing relationships between the companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include a Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, Technology License Agreement, Transitional Trademark License Agreement and Contribution Agreement.
For the year ended December 31, 2015, charges incurred as a result of the services provided to Vectrus by Exelis under the Master Transition Services Agreement were $1.7 million, and no charges were incurred related to this agreement for services provided by Vectrus to Exelis. As of December 31, 2015 and December 31, 2014, total payables due from Vectrus to Exelis were less than $0.1 million and $1.4 million, respectively.
Parent Company Equity
Net transfers (to)/from the parent are included within parent company investment on the Consolidated and Combined Statements of Shareholders' and Parent Company Equity prior to September 27, 2014 and the year ended December 31, 2013. The components of the net transfers (to)/from parent are as follows:

	December 31,
(In thousands)	2014	2013
Cash pooling and general financing activities	$(33,565)	$(182,184)
Corporate allocations including income taxes	27,194	87,260
Total net transfers (to)/from parent	$(6,371)	$(94,924)
NOTE 17
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to environmental matters, employment matters and commercial or contractual disputes.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, as of December 31, 2015, will have a material adverse effect on our cash flow, results of operations, or financial condition.
Environmental
Any environmental liabilities as of the date of the Spin-off were retained by Exelis as set forth in the Distribution Agreement and accordingly, after the Spin-off the Company eliminated the liability and recorded a contribution to capital. As of December 31, 2015, we were not aware of any material outstanding environmental liabilities.
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
U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to the U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and accounting, general information technology, budget and planning, purchasing, material management, compensation, labor, indirect and other direct costs, property, billing and estimating systems. Audits currently underway include the Company’s control environment and accounting, billing, and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. government Cost Accounting Standards.
From time to time, U.S. government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses to the matters raised by the U.S. government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $2.4 million and $2.1 million as of December 31, 2015 and 2014, respectively, in "Other current liabilities" in the Consolidated Balance Sheets for open years subject to audit.
NOTE 18
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2015 and 2014:

	2015 QUARTERS				2014 QUARTERS
(In thousands, except per share data)	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total revenue	$260,920	$309,509	$299,061	$311,194	$303,951	$312,902	$300,651	$285,765
Operating income	9,355	10,845	8,471	11,291	17,556	9,422	3,291	8,149
Net income	4,965	6,020	14,028	5,960	11,234	6,132	2,115	3,331
Basic earnings per share	$0.47	$0.57	$1.33	$0.57	$1.07	$0.59	$0.20	$0.32
Diluted earnings per share	$0.46	$0.56	$1.29	$0.55	$1.07	$0.59	$0.20	$0.31
Weighted average number of shares outstanding¹
Basic	10,495	10,548	10,560	10,599	10,474	10,474	10,474	10,480
Diluted	10,780	10,804	10,848	10,869	10,474	10,474	10,474	10,696

¹ For periods ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which Vectrus common stock was distributed to the shareholders of Exelis Inc. as of the Spin-off.

NOTE 19
SUBSEQUENT EVENTS
Stock-Based Compensation
On February 25, 2016, the Compensation Committee of the Board of Directors approved long-term incentive awards to be granted on March 4, 2016. On March 4, 2016, 121,868 RSUs, 86,829 NQOs and TSR awards at a target value of $1.5 million were granted to employees of Vectrus. The RSUs vest in one-third annual installments on the first, second and third anniversaries of the grant date. The fair value of the RSUs is determined based on the closing price of Vectrus common stock on the date of grant, which was $20.06 per share. The NQOs vest in one-third cumulative annual installments on the first, second and third anniversaries of the grant date and expire 10 years from the grant date. The option exercise price is $20.06, the closing price of Vectrus common shares on the grant date. The fair value of each NQO grant was estimated at $7.06, determined on the date of grant using the Black-Scholes valuation model. Stock-based compensation expense will be recognized ratably over the vesting period of the awards. The TSR awards are subject to four separate performance periods during the overall three-year performance period of January 1, 2016 to December 31, 2018 as follows:

•	January 1, 2016 to December 31, 2016

•	January 1, 2017 to December 31, 2017

•	January 1, 2018 to December 31, 2018

•	January 1, 2016 to December 31, 2018
Payment, if any, is based on the Company's TSR performance relative to that of the Aerospace and Defense Companies in the S&P 1500 Index following the end of the three-year performance period. Depending on the Company's performance during the three-year performance period, payment can range from 0% to 200% of the target value. At the end of the three-year performance period, any payment earned with respect to the TSR awards will be settled in cash.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ Kristi K. Correa
By: Kristi K. Correa
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Kenneth W. Hunzeker Kenneth W. Hunzeker	Chief Executive Officer and President, Director	March 15, 2016
/s/ Matthew M. Klein Matthew M. Klein	Senior Vice President and Chief Financial Officer	March 15, 2016
/s/ Kristi K. Correa Kristi K. Correa	Corporate Vice President and Chief Accounting Officer	March 15, 2016
/s/ Louis J. Giuliano Louis J. Giuliano	Director	March 15, 2016
/s/ Bradford J. Boston Bradford J. Boston	Director	March 15, 2016
/s/ Mary L. Howell Mary L. Howell	Director	March 15, 2016
/s/ William F. Murdy William F. Murdy	Director	March 15, 2016
/s/ Melvin F. Parker Melvin F. Parker	Director	March 15, 2016
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 15, 2016
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 15, 2016
/s/ Phillip C. Widman Phillip C. Widman	Director	March 15, 2016

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
10.1
Distribution Agreement by and between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.2
Employee Matters Agreement by and between Exelis Inc. and Vectrus, Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))*

10.3
Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.4
Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.5
Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.6
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.7
Employment Letter dated as of September 15, 2014, between Vectrus, Inc. and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)*

10.8
Employment Letter Agreement with Janet L. Oliver, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Vectrus, Inc.’s Registration Statement on Form 10 filed on August 14, 2014)*

10.9
Wright Letter Agreement dated December 2, 2013 between Exelis Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 2, 2015)*

10.10
Early Retirement Agreement and Complete Release of Liability, dated July 6, 2015, between Vectrus, Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 10, 2015)*

10.11
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 19, 2014)

10.12	Form of Indemnification Agreement for Directors of Vectrus, Inc. (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.13	Vectrus, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.'s Annual Report on Form 10-Q filed on November 10, 2014)*
10.14
Vectrus, Inc. 2014 Omnibus Incentive Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.6 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.15	Vectrus, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.16	Vectrus, Inc. Annual Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.13 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.17	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 *+
10.18
Vectrus, Inc. Annual Incentive Plan for Executive Officers, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.5 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.19	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to Vectrus, Inc's Annual Report on Form 10-K filed on March 16, 2015)*
10.20	Vectrus, Inc. Severance Plan (incorporated by reference to Exhibit 10.16 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.21	Vectrus, Inc. Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.18 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.22	Vectrus, Inc. Special Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.19 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.23	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.24
Vectrus, Inc. Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.25
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.3 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.26
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (incorporated by reference to Exhibit 10.20 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.27
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (incorporated by reference to Exhibit 10.21 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.28
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Agreement - General Grant - Cash Settled (incorporated by reference to Exhibit 10.22 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.29
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (incorporated by reference to Exhibit 10.23 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.30
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - 2013 TSR Replacement Grant - Stock Settled (incorporated by reference to Exhibit 10.24 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.31	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 5, 2015)*
10.32
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (for awards on or after October 6, 2015)(incorporated by reference to Exhibit 10.7 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.33
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (for awards on or after October 6, 2015)(incorporated by reference to Exhibit 10.8 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.34
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Agreement - General Grant - Cash Settled (for awards on or after October 6, 2015)(incorporated by reference to Exhibit 10.9 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.35
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for awards on or after October 6, 2015)(incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.36
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for awards on or after October 6, 2015)(incorporated by reference to Exhibit 10.11 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

11
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
The following materials from Vectrus Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Statements of Income, (ii) Consolidated and Combined Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated and Combined Statements of Cash Flows, (v) Consolidated and Combined Statements of Shareholders’ and Parent Company Equity, and (vi) Notes to Consolidated and Combined Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.