Form 10-Q
period 2016-04-01
Vectrus, Inc.
filed 2016-05-10
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 5, 2016, there were 10,672,755 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 1,	March 27,
(In thousands, except per share data)	2016	2015
Revenue	$310,682	$260,920
Cost of revenue	283,711	236,382
Selling, general and administrative expenses	15,160	15,183
Operating income	11,811	9,355
Interest (expense) income, net	(1,312)	(1,596)
Income from operations before income taxes	10,499	7,759
Income tax expense	3,910	2,794
Net income	$6,589	$4,965

Earnings per share
Basic	$0.62	$0.47
Diluted	$0.61	$0.46
Weighted average common shares outstanding - basic	10,628	10,495
Weighted average common shares outstanding - diluted	10,856	10,780
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1,	March 27,
(In thousands)	2016	2015
Net income	$6,589	$4,965
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	(372)	—
Net loss reclassified to interest expense	4	—
Tax benefit	131	—
Net change in derivative instrument	(237)	—
Foreign currency translation adjustments	516	(1,254)
Other comprehensive income (loss), net of tax	279	(1,254)
Total comprehensive income	$6,868	$3,711
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
(In thousands, except share information)	2016	2015
Assets	(unaudited)
Current assets
Cash	$38,622	$39,995
Receivables	194,292	210,561
Costs incurred in excess of billings	2,150	1,243
Other current assets	8,461	9,708
Total current assets	243,525	261,507
Property, plant, and equipment, net	3,800	4,762
Goodwill	216,930	216,930
Other non-current assets	1,638	1,197
Total non-current assets	222,368	222,889
Total Assets	$465,893	$484,396
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$86,153	$122,442
Billings in excess of costs	7,119	6,025
Compensation and other employee benefits	48,685	36,783
Short-term debt	22,000	22,000
Other accrued liabilities	25,265	25,268
Total current liabilities	189,222	212,518
Long-term debt, net	86,343	89,615
Deferred tax liability	91,410	91,343
Other non-current liabilities	1,918	1,610
Total non-current liabilities	179,671	182,568
Total liabilities	368,893	395,086
Commitments and contingencies (Note 14)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,670,849 and 10,612,246 shares issued and outstanding	107	106
Additional paid in capital	59,461	58,640
Retained earnings	40,893	34,304
Accumulated other comprehensive loss	(3,461)	(3,740)
Total shareholders' equity	97,000	89,310
Total Liabilities and Shareholders' Equity	$465,893	$484,396
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1,	March 27,
(In thousands)	2016	2015
Operating activities
Net income	$6,589	$4,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	605	920
Loss on disposal of property, plant, and equipment	277	—
Stock-based compensation	1,713	1,879
Amortization of debt issuance costs	228	185
Changes in assets and liabilities:
Receivables	17,709	(9,589)
Other assets	147	(14,409)
Accounts payable	(36,832)	(10,784)
Billings in excess of costs	1,094	4,967
Deferred taxes	(1,103)	(2,071)
Compensation and other employee benefits	11,687	(3,393)
Other liabilities	(429)	101
Net cash provided by (used in) operating activities	1,685	(27,229)
Investing activities
Purchases of capital assets	(31)	(465)
Proceeds from the disposition of assets	111	—
Net cash provided by (used in) investing activities	80	(465)
Financing activities
Repayments of long-term debt	(3,500)	—
Proceeds from revolver	59,000	55,000
Repayments of revolver	(59,000)	(55,000)
Proceeds from insurance financing	—	14,857
Payments of employee withholding taxes on share-based compensation	(627)	(724)
Net cash (used in) provided by financing activities	(4,127)	14,133
Exchange rate effect on cash	989	(513)
Net change in cash	(1,373)	(14,074)
Cash-beginning of year	39,995	42,823
Cash-end of period	$38,622	$28,749
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,408	$915
Income taxes paid	$2,320	$37
Non-cash investing activities:
Purchase of capital assets on account	$—	$34
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. We operate in one segment and offer the following services: infrastructure asset management, logistics and supply chain management and information technology and network communication.
On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (Spin-off) of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment, and Vectrus became an independent, publicly traded company. Vectrus was incorporated in the State of Indiana on February 4, 2014.
References in these notes to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation on May 29, 2015.
Principles of Consolidation
Vectrus consolidates companies in which we have a controlling financial interest. We account for investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest under the equity method, and we record our proportionate share of income or losses in the unaudited condensed consolidated statements of income. All intercompany transactions and balances have been eliminated.
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now CB&I Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the condensed consolidated statements of income. As of April 1, 2016, our investment in HDSS was $1.3 million and is recorded in other non-current assets in the unaudited condensed consolidated balance sheet. During the quarterly periods ended April 1, 2016 and March 27, 2015, we received no cash distributions.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (April 1, 2016 for the first quarter of 2016 and March 27, 2015 for the first quarter of 2015), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim condensed consolidated financial statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.

Presentation Correction
Subsequent to the issuance of the financial statements for the quarter ended March 27, 2015, the Company identified an error in the reporting of borrowings and repayments on the Company’s revolving credit facility in the condensed consolidated statement of cash flows for the quarter ended March 27, 2015. The Company corrected the presentation of borrowings and repayments on the revolving credit facility to reflect them on a gross basis in the financing activities section of the condensed consolidated statement of cash flows.  The correction did not change previously reported total financing activities.
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
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or the percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the accompanying unaudited condensed consolidated balance sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and changes are made as required and recorded in income in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.
Changes in contract revenue and cost estimates and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Changes in estimated revenue and cost could result in a forward loss or an adjustment to a forward loss. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined and are recorded as a component of cost of revenue.
Cumulative catch-up adjustments for the three months ended April 1, 2016 and March 27, 2015 are presented in the following table:

	Three Months Ended
	April 1,	March 27,
(In thousands)	2016	2015
Favorable adjustments	$4,152	$2,836
Unfavorable adjustments	(1,380)	(1,773)
Net adjustments	$2,772	$1,063

For the three months ended April 1, 2016 and March 27, 2015, we generated approximately 85.0% and 90.5%, respectively, of our total revenue from the U.S. Army. Our four largest contracts, in aggregate, amounted to approximately $214.6 million, or 69.0%, and $183.3 million, or 70.0%, of our total revenue for the three months ended April 1, 2016 and March 27, 2015, respectively.
Derivative Instrument
Derivative instruments are recognized as either an asset or liability at fair value in Vectrus' condensed consolidated balance sheets and are classified as current or long-term based on the scheduled maturity of the instrument. Vectrus' derivative instrument has been formally designated and qualifies as part of a cash flow hedging relationship under applicable accounting standards.
The derivative instrument is adjusted to fair value through accumulated other comprehensive income (loss). If we determined that a derivative was no longer highly effective as a hedge, we would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive income (loss) to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.
Refer to Note 7, "Derivative Instrument" for additional information regarding Vectrus' derivative activities.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of issuance	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016.
		May 2014, as amended in August 2015	We are currently evaluating the effect the standard is expected to have on our financial statements and related disclosures.
ASU 2016-02, Leases (Topic 842)
The objective of the standard is, among other things, to require recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.
		February 2016	We are currently evaluating the effect the standard is expected to have on our financial statements and related disclosures.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
The objective of the standard is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period.
		March 2016	We are currently evaluating the impact of adopting this guidance; however, the standard is not expected to have a material impact on our financial statements.
Other new pronouncements issued but not effective until after April 1, 2016 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended April 1, 2016, the Company recorded an income tax provision of $3.9 million in income from operations before income taxes compared to a provision of $2.8 million during the same prior year period, representing effective income tax rates of 37.2% and 36.0%, respectively. The effective income tax rates vary from the federal statutory rate of 35.0% due to state taxes and other nondeductible expenses.

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

	Three Months Ended
	April 1,	March 27,
(In thousands, except per share data)	2016	2015
Net income	$6,589	$4,965

Weighted average common shares outstanding	10,628	10,495
Add: Dilutive impact of stock options	61	106
Add: Dilutive impact of restricted stock units	167	179
Diluted weighted average common shares outstanding	10,856	10,780

Earnings per share
Basic	$0.62	$0.47
Diluted	$0.61	$0.46
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended
	April 1,	March 27,
(In thousands)	2016	2015
Anti-dilutive stock options	21	4
Anti-dilutive restricted stock units	1	1
Total	22	5
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	April 1,	December 31,
(In thousands)	2016	2015
Billed receivables	$55,294	$53,070
Unbilled contract receivables	136,206	154,658
Other	2,792	2,833
Receivables	$194,292	$210,561
As of April 1, 2016 and December 31, 2015, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.

Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet dates. We estimate that approximately $4.6 million of our unbilled contract receivables as of April 1, 2016 may not be collected within the next 12 months. These amounts relate to requests for equitable adjustments and contract line item realignments with our customers.
NOTE 6
DEBT
Senior Secured Credit Facilities
Term Facility and Revolver. In September 2014, Vectrus, Inc. and its wholly-owned subsidiary Vectrus Systems Corporation entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). The Credit Agreement provides for $215.0 million in senior secured financing, consisting of a $140.0 million five-year term loan facility (the Term Facility) and a $75.0 million five-year senior secured revolving credit facility (the Revolver, and together with the Term Facility, the Senior Secured Credit Facilities).
We used $136.3 million from the Term Facility to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Facility consisted of debt financing fees, which are included in "Long-term debt, net" in the condensed consolidated balance sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $0.2 million for both the three months ended April 1, 2016 and the three months ended March 27, 2015. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of April 1, 2016, the balance outstanding under the Term Facility was $110.5 million. In addition to the quarterly installments, we intend to voluntarily prepay an additional $8.0 million over the next twelve months.
The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of April 1, 2016, there were five letters of credit outstanding in the aggregate amount of $13.0 million, which reduced our borrowing availability under the Revolver to $62.0 million. As of April 1, 2016, there were no outstanding borrowings under the Revolver.
Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of April 1, 2016, the maximum amount of dividends we could pay was $5.0 million. We do not currently intend to pay any regular cash dividends.
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation, amortization and certain other charges (EBITDA) of 3.25 to 1.00, with step-downs to 3.00 to 1.00 beginning with the first quarter of 2017 and 2.75 to 1.00 beginning with the first fiscal quarter of 2018, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of April 1, 2016, we had a ratio of total consolidated indebtedness to EBITDA of 2.11 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 8.25 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of April 1, 2016.
Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at April 1, 2016 was 3.19%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.
Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of April 1, 2016 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
The carrying value and fair value of the Term Facility in the condensed consolidated balance sheet as of April 1, 2016 were as follows:

	April 1, 2016
(In thousands)	Carrying Value	Fair Value
Long-term debt, including short-term portion	$110,500	$110,500
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
Derivative Instrument
On May 5, 2015, we entered into a derivative instrument to hedge a portion of our exposure to interest rate risk under the variable Term Facility (the interest rate swap). The interest rate swap is designated and qualifies as an effective cash flow hedge. The contract, with notional amount of $36.4 million at April 1, 2016, is recorded at fair value.
The interest rate swap is measured at fair value on a recurring basis and is determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. We reclassify the effective gain or loss from accumulated other comprehensive income (loss), net of tax, to Interest expense on the condensed consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense.
The following table summarizes the amount at fair value and location of the derivative instrument in the condensed consolidated balance sheet as of April 1, 2016:

	Fair Value
	Derivative in liability position
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$158
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$254
By utilizing an interest rate swap, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of April 1, 2016, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

NOTE 8
GOODWILL
Goodwill as of April 1, 2016 of $216.9 million remained unchanged from December 31, 2015. There was no goodwill impairment during the three months ended April 1, 2016. We conduct our annual impairment testing during the fourth fiscal quarter, or more frequently if indicators of impairment exist.
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits were comprised of the following:

	April 1,	December 31,
(In thousands)	2016	2015
Accrued salaries and wages	$26,943	$13,820
Accrued bonus	1,423	4,302
Accrued employee benefits	20,319	18,661
Total	$48,685	$36,783
Other accrued liabilities were comprised of the following:

	April 1,	December 31,
(In thousands)	2016	2015
Workers' compensation, auto and general liability reserve	$7,352	$7,537
Income taxes	6,095	3,214
Defense Base Act insurance financing	—	2,727
Other accrued liabilities	11,818	11,790
Total	$25,265	$25,268
NOTE 10
LEASES
Capital Leases
We did not enter into any capital leases during the three months ended April 1, 2016 and the three months ended March 27, 2015. There was $0.1 million of depreciation on capital leases during both the three months ended April 1, 2016 and March 27, 2015. Capital lease terms vary in length from twenty-four to sixty months.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 1, 2016:

(In thousands)
2016	$220
2017	77
2018	70
2019	54
2020	—
Total minimum lease payments	421
Less: estimated executory costs	—
Net minimum lease payments	421
Less: amount representing interest	(12)
Present value of minimum lease payments	$409
Capital leases are included under the following balance sheet captions:

	April 1,	December 31,
(In thousands)	2016	2015
Other accrued liabilities	$236	$302
Other long-term liabilities	173	186
Total	$409	$488
NOTE 11
POST EMPLOYMENT BENEFIT PLANS
We sponsor one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income was $0.7 million and $0.5 million for the three months ended April 1, 2016 and March 27, 2015, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of April 1, 2016, we had accrued $0.2 million of contributions.
NOTE 12
STOCK-BASED COMPENSATION
An omnibus incentive plan governs all long-term incentive awards granted to Vectrus employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards and other awards. We account for NQOs and stock-settled RSUs as equity-based compensation awards. TSR awards, described below, and cash-settled RSUs are accounted for as liability-based compensation awards.

Stock-based compensation expense and the associated tax benefits impacting our condensed consolidated statements of income were as follows:

	Three Months Ended
	April 1,	March 27,
(In thousands)	2016	2015
Compensation costs for equity-based awards	$1,476	$1,758
Compensation costs for liability-based awards	237	121
Total compensation costs, pre-tax	$1,713	$1,879
Future tax benefit	$610	$676
As of April 1, 2016, total unrecognized compensation costs related to equity-based awards and liability-based awards were $5.5 million and $2.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.07 years and 2.39 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the three months ended April 1, 2016:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	486	$19.25	350	$22.47
Granted	87	$20.06	122	$20.06
Exercised	—	$0.00	—	—
Vested	—	—	(118)	$19.37
Forfeited or expired	—	—	(1)	$32.04
Outstanding at April 1, 2016	573	$19.37	353	$22.62
On March 4, 2016, we granted long-term incentive awards to employees consisting of 86,829 NQOs and 121,868 RSUs with respective weighted average grant date fair values per share of $7.06 and $20.06. The NQOs vest in one-third cumulative annual installments on the first, second and third anniversaries of the grant date and expire 10 years from the grant date. The option exercise price was $20.06, the closing price of Vectrus common shares on the grant date. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. For employee RSUs granted in 2014 and after, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of an annual meeting of shareholders and vest the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant, which was $20.06 for the March 4, 2016 grants. Stock compensation expense will be recognized ratably over the vesting period of the awards.

The following assumptions were utilized in deriving the fair value for NQOs granted on March 4, 2016 under the Black-Scholes model:

Expected volatility	30.2%
Expected life (in years)	7.0
Risk-free rate	1.69%
Weighted-average grant date fair value per share	$7.06
Total Shareholder Return (TSR) Awards
TSR awards are granted subject to a three-year performance period, and any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the three months ended April 1, 2016, we granted 2016 TSR awards with an aggregate target value of $1.5 million. The fair value of TSR awards is measured quarterly and based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
NOTE 13
AGREEMENTS WITH FORMER PARENT
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, as of April 1, 2016, will have a material adverse effect on our cash flow, results of operations, or financial condition.
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
U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review our performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to the U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of our compliance with government standards for our business systems, including our accounting, earned value management, estimating, materials management and accounting, purchasing and property management systems.
From time to time, U.S. government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims and to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses to the matters raised by the U.S. government representatives. We review such provisions on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $2.5 million and $2.4 million as of April 1, 2016 and December 31, 2015, respectively, in "Other current liabilities" in the condensed consolidated balance sheets for open years subject to audit.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited consolidated and combined financial statements and the notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking and Cautionary Statements" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. We operate in one segment and offer the following services: infrastructure asset management, logistics and supply chain management and information technology and network communication.
On September 27, 2014, Exelis completed the Spin-off of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment and Vectrus became an independent, publicly traded company.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended April 1, 2016, we had revenue of $310.7 million, all of which was derived from U.S. government customers.
Executive Summary
Vectrus reported revenue of $310.7 million for the quarter ended April 1, 2016, an increase of approximately $49.8 million, or 19.1%, from the $260.9 million revenue reported for the corresponding period in 2015. This change was primarily driven by an increase in revenue from our Middle East and Europe programs of $61.8 million for the three months ended April 1, 2016 as compared to the same period in 2015. The increase was partially offset by a decrease of $11.5 million in revenue as compared to the corresponding period of 2015 due to lower program activity in Afghanistan as a result of lower service level requirements on our contracts in Afghanistan.

Operating income for the quarter ended April 1, 2016 was $11.8 million compared to $9.4 million for the quarter ended March 27, 2015, an increase of approximately $2.4 million, or 26.3%. The increase was primarily due to higher operating income from our Middle East and Europe programs of $4.7 million offset by a decrease of $2.2 million due to lower revenue from our Afghanistan programs.
During the performance of long-term sales contracts, we review estimated final contract prices and costs periodically and make revisions as required, which are recorded as income in the periods in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $2.8 million and $1.1 million for the three months ended April 1, 2016 and March 27, 2015, respectively.
Revenue derived from services ultimately sold to the U.S. government for contracts based in Afghanistan totaled $32.1 million and $43.6 million for the three months ended April 1, 2016 and March 27, 2015, respectively. U.S. funding for programs in Afghanistan has decreased in recent periods and could continue to decrease as the U.S. government reduces the U.S. presence in Afghanistan. Potential reductions due to the reduced U.S. presence in Afghanistan and Afghanistan contract expiration or modification could continue to have an adverse effect on our revenue and operating income.
Further details related to the three months ended April 1, 2016 compared to the three months ended March 27, 2015 are contained in the Discussion of Financial Results section.
Recent Developments
We previously announced that a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the U.S. Government Accounting Office denied protests of the Thule Contract filed by three competitors, and all three of them filed a subsequent protest with the United States Court of Federal Claims. On May 28, 2015, the Court of Federal Claims entered a judgment in favor of the protestors that sets aside the Thule Contract and enjoins the U.S. Air Force from proceeding with the Thule Contract. As ordered by the Air Force, the Danish company has stopped work on the Thule Contract and has appealed the decision of the Court of Federal Claims to the United States Court of Appeals for the Federal Circuit. The Court of Appeals granted the parties’ joint motion to expedite the appeal. Oral argument was held on March 9, 2016, and the parties are awaiting a decision by the court.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment and communication needs, which aligns with our services and strengths. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. In addition, we plan to address a larger portion of the U.S. government budget and expand our focus to other sectors of the U.S. government, such as the intelligence community and other civilian agencies.
Although we anticipate reductions in revenue and profitability related to certain programs in which we participate or for which we expect to compete, others are expanding.  We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communication networks operational; (ii) operating and repairing utilities such as electricity and gas; and (iii) providing firefighting services. While customers may reduce the level of service required from us, we do not currently anticipate the complete elimination of these services.

            Programs in Afghanistan have faced and could continue to face declining revenue streams. Despite the volatility and uncertainty associated with our current programs in Afghanistan, we believe we are well positioned to address emerging opportunities with the U.S. government around the world.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term. It should, however, be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and the matters identified under the caption “Forward-Looking and Cautionary Statements" herein.
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
In addition to the key performance measures discussed above, we consider adjusted operating income to be useful to management and investors in evaluating our operating performance for the periods presented and to provide a tool for evaluating our ongoing operations. Adjusted operating income, a non-GAAP measure, is defined as operating income, adjusted to exclude items that may include, but are not limited to, other income; significant charges or credits that impact current results but are not related to our ongoing operations and unusual and infrequent non-operating items and non-operating tax settlements or adjustments, such as separation costs incurred to become a stand-alone public company. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives. Adjusted operating income, however, is not a measure of financial performance under GAAP and should not be considered a substitute for operating income, income from operations, or net cash from operations as determined in accordance with GAAP. Adjusted operating margin, a non-GAAP measure, is defined as adjusted operating income divided by revenue. A reconciliation of adjusted operating income to operating income is provided below.

	Three Months Ended
	April 1,	March 27,
(In thousands)	2016	2015
Operating income	$11,811	$9,355
Operating margin	3.8%	3.6%
Separation costs to become a stand-alone public company (pretax)	—	146
Adjusted operating income	$11,811	$9,501
Adjusted operating margin	3.8%	3.6%

DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the table below:

	Three Months Ended		Change
	April 1,	March 27,
(In thousands)	2016	2015	$	%
Revenue	$310,682	$260,920	$49,762	19.1%
Cost of revenue	283,711	236,382	47,329	20.0%
% of revenue	91.3%	90.6%
Selling, general and administrative expenses	15,160	15,183	(23)	(0.2)%
% of revenue	4.9%	5.8%
Operating income	11,811	9,355	2,456	26.3%
Operating margin	3.8%	3.6%
Interest (expense) income, net	(1,312)	(1,596)	284	(17.8)%
Income from operations before income taxes	10,499	7,759	2,740	35.3%
% of revenue	3.4%	3.0%
Income tax expense	3,910	2,794	1,116	39.9%
Effective income tax rate	37.2%	36.0%
Net income	$6,589	$4,965	$1,624	32.7%
Revenue
Revenue for the three months ended April 1, 2016 was $310.7 million, reflecting an increase of approximately $49.8 million, or 19.1%, as compared to the same period in 2015. The increase in revenue was driven by an increase in revenue from our Middle East and Europe programs of $61.8 million, for the three months ended April 1, 2016 as compared to the same period in 2015. The increase was partially offset by a decrease of $11.5 million in revenue as compared to the corresponding period of 2015, due to lower program activity in our Afghanistan-based contracts for the three months ended April 1, 2016 as compared to the same period in 2015, as facility service levels were reduced to align with changing U.S. government priorities in Afghanistan.
Cost of Revenue
The increase in cost of revenue of $47.3 million, or 20.0%, for the three months ended April 1, 2016 as compared to the same period in 2015, was primarily due to higher revenue as described above. The cost of revenue as a percentage of revenue increased for the three months ended April 1, 2016 compared to the three months ended March 27, 2015 due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan-based programs.
Selling, General and Administrative Expenses
For the three months ended April 1, 2016, SG&A expenses remained stable at $15.2 million.
Operating Income
Operating income for the three months ended April 1, 2016 increased by $2.4 million, or 26.3%, as compared to the same period in 2015. This increase was due to an increase in our Middle East and Europe programs of $4.7 million offset by a decrease of $2.2 million due to lower revenue from our Afghanistan programs.
Aggregate cumulative catch-up adjustments for the three months ended April 1, 2016 and March 27, 2015 increased operating income by approximately $2.8 million and $1.1 million, respectively. Operating income as a percentage of revenue was 3.8% for the three months ended April 1, 2016, compared to 3.6% for the three months ended March 27, 2015.

Interest (Expense) Income, net
Interest (expense) income, net for the three months ended April 1, 2016 and March 27, 2015 was as follows:

	Three Months Ended		Change
	April 1,	March 27,
(In thousands)	2016	2015	$	%
Interest income	$15	$10	$5	50.0%
Interest (expense)	(1,327)	(1,606)	(279)	(17.4)%
Interest (expense) income, net	$(1,312)	$(1,596)	$(284)	(17.8)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our Senior Secured Credit Facilities, the amortization of debt issuance costs and a derivative instrument used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $0.3 million for the three months ended April 1, 2016 compared to the three months ended March 27, 2015 was due to a lower average debt balance.
Income Tax Expense
We recorded income tax expense of $3.9 million and $2.8 million for the three months ended April 1, 2016 and March 27, 2015, respectively, representing effective income tax rates of 37.2% and 36.0%, respectively. Management does not believe the higher effective income tax rate in the 2016 period represents a trend in our future income tax rates.
Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under indefinite delivery/indefinite quantity (IDIQ) contracts. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual volumes may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Total backlog increased by $102.3 million in the three months ended April 1, 2016. As of April 1, 2016, total backlog (funded and unfunded) was $2.5 billion.

	April 1,	December 31,
(In millions)	2016	2015
Funded backlog	$979	$685
Unfunded backlog	1,535	1,727
Total backlog	$2,514	$2,412
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $605.2 million during the three months ended April 1, 2016, which was an increase of approximately $461.5 million compared to the same period in 2015 due to the timing of funded orders for some of our contracts.

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
If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or at all.
As of April 1, 2016, the Company held cash of $38.6 million. The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $6.8 million of our total $38.6 million in cash at April 1, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as the administrative agent. The credit agreement was amended April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). The Credit Agreement provides for $215.0 million in senior securing financing, consisting of a $140.0 million five-year term loan (Term Loan) and a senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which up to $35.0 million is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million (see Note 6, "Debt" in the notes to our unaudited condensed consolidated financial statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014 in connection with the Spin-off. The Revolver is available for working capital, capital expenditures, and other general corporate purposes. As of April 1, 2016, there were five letters of credit outstanding in the aggregate amount of $13.0 million, which reduced our borrowing availability under the Revolver to $62.0 million. As of April 1, 2016, there were no outstanding borrowings under the Revolver.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 57 and 68 days as of April 1, 2016 and December 31, 2015, respectively.

The following table sets forth net cash (used in) and provided by operating, investing and financing activities for the three months ended April 1, 2016 and March 27, 2015.

	Three Months Ended
	April 1,	March 27,
(In thousands)	2016	2015
Operating Activities	$1,685	$(27,229)
Investing Activities	80	(465)
Financing Activities	(4,127)	14,133
Foreign Exchange	989	(513)
Net change in cash	$(1,373)	$(14,074)
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities during the three months ended April 1, 2016 was $1.7 million compared with net cash used in operating activities of $27.2 million during the three months ended March 27, 2015. Net cash provided by operating activities for the three months ended April 1, 2016 consisted of net income of $6.6 million, increased by non-cash items of $2.8 million, partially offset by other unfavorable net working capital changes of $7.7 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable and compensation and other employee benefits.
Net cash used in operating activities during the three months ended March 27, 2015 consisted of net income of $5.0 million, increased by non-cash items of $3.0 million, offset by other unfavorable net working capital changes of $35.2 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable and compensation and other employee benefits. In addition, the decrease in other assets is due to the $14.9 million prepayment of insurance obligations.
Net cash provided by investing activities during the three months ended April 1, 2016 was $0.1 million, and net cash used in investing activities during the three months ended March 27, 2015 was $0.5 million. Net cash provided by investing activities during the three months ended April 1, 2016 consisted of proceeds received from the disposition of assets offset by purchases of capital assets. Capital expenditures during the three months ended April 1, 2016 were primarily for the purchase of hardware and software related to ongoing operations. Net cash used in investing activities during the three months ended March 27, 2015 primarily related to capital expenditures for the purchase of hardware and software driven by our separation from Exelis.
Net cash used in financing activities during the three months ended April 1, 2016 was $4.1 million compared to net cash provided by financing activities of $14.1 million during the three months ended March 27, 2015. Net cash used in financing activities during the three months ended April 1, 2016 consisted primarily of repayments of long-term debt of $3.5 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.6 million.
Net cash provided by financing activities for the three months ended March 27, 2015 was due to an arrangement the Company entered into to finance certain of its insurance obligations in the amount of $14.8 million, offset by payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million.
Capital Resources
At April 1, 2016, we held cash of $38.6 million, which included $6.8 million held by foreign subsidiaries, and had $62.0 million of available borrowing capacity under the Revolver, which expires on September 17, 2019. We believe that our cash at April 1, 2016, as supplemented by cash flows from operations and borrowings available to us under the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the three months ended April 1, 2016, we paid a total of $3.5 million in quarterly installment payments due on the Term Loan. We intend to voluntarily prepay an additional $8.0 million on the Term Loan over the next twelve months.

Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. As of April 1, 2016, there were five letters of credit outstanding in the aggregate amount of $13.0 million, which reduced our borrowing availability under the Revolver to $62.0 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At April 1, 2016, we had no material off-balance sheet arrangements other than letters of credit and operating leases.
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
We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Pronouncements
See Part I, Item 1, Note 2, "Recent Accounting Pronouncements" in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to risks and uncertainties relating to the Spin-off, including whether the Spin-off and the related transactions will result in any tax liability, economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; changes in U.S. government military operations, including its operations in Afghanistan; competition in our industry; protests of new awards; our ability to submit proposals for and/or win all potential opportunities in our pipeline; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog and to retain and renew our existing contracts; our maintaining our good relationship with the U.S. government; impairment of goodwill; misconduct of our employees, subcontractors, agents and business partners; our performance of our contracts and our ability to control costs; our level of indebtedness; our compliance with the terms of our credit agreement; subcontractor performance; our teaming arrangements with other contractors; economic and capital markets conditions; any future acquisitions, investments or joint ventures; our ability to retain and recruit qualified personnel; our maintenance of safe work sites and equipment; any disputes with labor unions; costs or outcome of any legal proceedings; security breaches and other disruptions to our information technology and operations; changes in our tax provisions or exposure to additional income tax liabilities; changes in U.S. generally accepted accounting principles; our compliance with public company accounting and financial reporting requirements; and other factors described in, Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and described from time to time in our future reports filed with the Securities and Exchange Commission.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended April 1, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part I, Item 1, Note 14, "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
The “Risk Factors” section, under Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015 describes risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.17 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 15, 2016)
10.2
Vectrus, Inc. Annual Incentive Plan for Executive Officers, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.5 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
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

VECTRUS, INC.
/s/ Kristi K. Correa
By: Kristi K. Correa
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)
Date: May 10, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.17 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 15, 2016)
10.2
Vectrus, Inc. Annual Incentive Plan for Executive Officers, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.5 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.