Form 10-Q
period 2016-07-01
Vectrus, Inc.
filed 2016-08-09
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of August 4, 2016, there were 10,729,892 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1,	June 26,	July 1,	June 26,
(In thousands, except per share data)	2016	2015	2016	2015
Revenue	$307,895	$309,509	$618,577	$570,429
Cost of revenue	280,644	282,563	564,354	518,945
Selling, general and administrative expenses	15,953	16,101	31,113	31,284
Operating income	11,298	10,845	23,110	20,200
Interest (expense) income, net	(1,736)	(1,437)	(3,048)	(3,033)
Income from operations before income taxes	9,562	9,408	20,062	17,167
Income tax expense	3,512	3,388	7,422	6,182
Net income	$6,050	$6,020	$12,640	$10,985

Earnings per share
Basic	$0.57	$0.57	$1.19	$1.04
Diluted	$0.55	$0.56	$1.16	$1.02
Weighted average common shares outstanding - basic	10,702	10,548	10,665	10,520
Weighted average common shares outstanding - diluted	10,958	10,804	10,913	10,789
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1,	June 26,	July 1,	June 26,
(In thousands)	2016	2015	2016	2015
Net income	$6,050	$6,020	$12,640	$10,985
Other comprehensive (loss) income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	(234)	69	(606)	69
Net gain (loss) reclassified to interest expense	1	(29)	5	(29)
Tax benefit (expense)	83	(13)	214	(13)
Net change in derivative instrument	(150)	27	(387)	27
Foreign currency translation adjustments	(668)	405	(152)	(849)
Other comprehensive (loss) income, net of tax	(818)	432	(539)	(822)
Total comprehensive income	$5,232	$6,452	$12,101	$10,163
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
(In thousands, except share information)	2016	2015
Assets	(unaudited)
Current assets
Cash	$49,989	$39,995
Receivables	177,683	210,561
Costs incurred in excess of billings	322	1,243
Other current assets	10,549	9,708
Total current assets	238,543	261,507
Property, plant, and equipment, net	3,566	4,762
Goodwill	216,930	216,930
Other non-current assets	1,472	1,197
Total non-current assets	221,968	222,889
Total Assets	$460,511	$484,396
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$97,191	$122,442
Billings in excess of costs	6,371	6,025
Compensation and other employee benefits	39,973	36,783
Short-term debt	20,000	22,000
Other accrued liabilities	21,011	25,268
Total current liabilities	184,546	212,518
Long-term debt, net	82,972	89,615
Deferred tax liability	86,891	91,343
Other non-current liabilities	2,549	1,610
Total non-current liabilities	172,412	182,568
Total liabilities	356,958	395,086
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,729,892 and 10,612,246 shares issued and outstanding	107	106
Additional paid in capital	60,782	58,640
Retained earnings	46,943	34,304
Accumulated other comprehensive loss	(4,279)	(3,740)
Total shareholders' equity	103,553	89,310
Total Liabilities and Shareholders' Equity	$460,511	$484,396
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	July 1, 2016	June 26, 2015
Operating activities
Net income	$12,640	$10,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,012	1,753
Loss on disposal of property, plant, and equipment	389	328
Stock-based compensation	3,268	3,852
Amortization of debt issuance costs	578	370
Changes in assets and liabilities:
Receivables	33,458	(9,922)
Other assets	1	(6,586)
Accounts payable	(25,459)	(12,062)
Billings in excess of costs	346	9,321
Deferred taxes	(5,265)	(3,504)
Compensation and other employee benefits	3,134	9,637
Other liabilities	(4,820)	(4,353)
Net cash provided by (used in) operating activities	19,282	(181)
Investing activities
Purchases of capital assets	(317)	(734)
Proceeds from the disposition of assets	111	—
Distribution from equity investment	89	—
Net cash (used in) investing activities	(117)	(734)
Financing activities
Repayments of long-term debt	(9,000)	(11,250)
Proceeds from revolver	69,000	132,500
Repayments of revolver	(69,000)	(132,500)
Proceeds from exercise of stock options	431	107
Proceeds from insurance financing	—	14,857
Repayments of insurance financing	—	(4,018)
Payments of employee withholding taxes on share-based compensation	(651)	(752)
Payment of debt issuance costs	(221)	—
Net cash (used in) financing activities	(9,441)	(1,056)
Exchange rate effect on cash	270	(849)
Net change in cash	9,994	(2,820)
Cash-beginning of year	39,995	42,823
Cash-end of period	$49,989	$40,003
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,060	$2,393
Income taxes paid	$13,494	$6,234
Non-cash investing activities:
Purchase of capital assets on account	$—	$35
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
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now CB&I Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the condensed consolidated statements of income. Our investment in HDSS is recorded in other non-current assets in the unaudited condensed consolidated balance sheet. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the condensed consolidated statements of cash flows. Any remaining cash distribution is recorded in other assets in the condensed consolidated statements of cash flows.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (July 1, 2016 for the second quarter of 2016 and June 26, 2015 for the second quarter of 2015), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Cumulative catch-up adjustments for the three and six months ended July 1, 2016 and June 26, 2015 are presented in the following table:

	Three Months Ended		Six Months Ended
	July 1,	June 26,	July 1,	June 26,
(In thousands)	2016	2015	2016	2015
Favorable adjustments	$2,712	$2,607	$6,864	$5,443
Unfavorable adjustments	(2,454)	(3,799)	(3,834)	(5,572)
Net adjustments	$258	$(1,192)	$3,030	$(129)
Derivative Instruments
Derivative instruments are recognized as either an asset or liability at fair value in Vectrus' condensed consolidated balance sheets and are classified as current or long-term based on the scheduled maturity of the instrument. Vectrus' derivative instruments have been formally designated and qualify as part of a cash flow hedging relationship under applicable accounting standards.
The derivative instruments are adjusted to fair value through accumulated other comprehensive income (loss). If we determined that a derivative was no longer highly effective as a hedge, we would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive income (loss) to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.
Refer to Note 7, "Derivative Instruments" for additional information regarding Vectrus' derivative activities.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of issuance	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In addition, the Financial Accounting Standards Board has issued related revenue recognition guidance in four ASUs; principal versus agent considerations (ASU 2016-08), identifying performance obligations and licensing (ASU 2016-10), a revision of certain SEC staff observer comments (ASU 2016-11) and implementation guidance(ASU 2016-12).
May 2014, as amended in August 2015
We are currently evaluating the effect the standard is expected to have on our financial statements, including the transition method to be applied; and related disclosures. We expect to complete our assessment by the end of 2016.

ASU 2016-02, Leases
The objective of the standard is, among other things, to require recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.
February 2016
We are currently evaluating the provisions of ASC Topic 842 to determine how we will be affected. The primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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
		March 2016	We are currently evaluating the impact of adopting this guidance.
Other new pronouncements issued but not effective until after July 1, 2016 are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
The Company recorded income tax expense of $3.5 million and $7.4 million, for the three and six months ended July 1, 2016, respectively, and $3.4 million and $6.2 million for the three and six months ended June 26, 2015, respectively, representing effective income tax rates of 36.7% and 37.0%, respectively, and 36.0% and 36.0%, respectively. The effective income tax rates vary from the federal statutory rate of 35.0% due to state taxes and other nondeductible expenses.
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

	Three Months Ended		Six Months Ended
	July 1,	June 26,	July 1,	June 26,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$6,050	$6,020	$12,640	$10,985

Weighted average common shares outstanding	10,702	10,548	10,665	10,520
Add: Dilutive impact of stock options	103	96	89	100
Add: Dilutive impact of restricted stock units	153	160	159	169
Diluted weighted average common shares outstanding	10,958	10,804	10,913	10,789

Earnings per share
Basic	$0.57	$0.57	$1.19	$1.04
Diluted	$0.55	$0.56	$1.16	$1.02
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Six Months Ended
	July 1,	June 26,	July 1,	June 26,
(In thousands)	2016	2015	2016	2015
Anti-dilutive stock options	10	20	21	10
Anti-dilutive restricted stock units	2	4	2	2
Total	12	24	23	12

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	July 1,	December 31,
(In thousands)	2016	2015
Billed receivables	$45,946	$53,070
Unbilled receivables	128,610	154,658
Other	3,127	2,833
Receivables	$177,683	$210,561
As of July 1, 2016 and December 31, 2015, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet dates. We estimate that approximately $4.1 million of our unbilled contract receivables as of July 1, 2016 may not be collected within the next 12 months. These amounts relate to requests for equitable adjustments and contract line item realignments with our customers.
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
We used $136.3 million from the Term Facility to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Facility consisted of debt financing fees, which are included in "Long-term debt, net" in the condensed consolidated balance sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $0.6 million and $0.4 million for the six months ended July 1, 2016 and the six months ended June 26, 2015, respectively. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of July 1, 2016, the balance outstanding under the Term Facility was $105.0 million. In addition to the quarterly installments, we intend to voluntarily prepay an additional $6.0 million over the next twelve months.
The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of July 1, 2016, there were seven letters of credit outstanding in the aggregate amount of $13.8 million, which reduced our borrowing availability under the Revolver to $61.2 million. As of July 1, 2016, there were no outstanding borrowings under the Revolver.
Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of July 1, 2016, the maximum amount of dividends we could pay was $10.0 million. We do not currently intend to pay any regular cash dividends.
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation, amortization and certain other charges (consolidated EBITDA) of 3.25 to 1.00, with step-downs to 3.00 to 1.00 beginning with the first quarter of 2017 and 2.75 to 1.00 beginning with the first fiscal quarter of 2018, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of July 1, 2016, we had a ratio of total consolidated indebtedness to consolidated EBITDA of 2.01 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 7.86 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of July 1, 2016.
Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at July 1, 2016 was 3.22%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.
Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of July 1, 2016 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
The carrying value and fair value of the Term Facility in the condensed consolidated balance sheet as of July 1, 2016 were as follows:

	July 1, 2016
(In thousands)	Carrying Value	Fair Value
Long-term debt, including short-term portion	$105,000	$105,000
The carrying value and fair value of the Term Facility in the condensed consolidated balance sheet as of December 31, 2015 were as follows:

	December 31, 2015
(In thousands)	Carrying Value	Fair Value
Long-term debt, including short-term portion	$114,000	$114,000
NOTE 7
DERIVATIVE INSTRUMENTS
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
Derivative Instruments
On May 5, 2016 and May 5, 2015, we entered into derivative instruments to hedge a portion of our exposure to interest rate risk under the variable Term Facility (the interest rate swaps). The interest rate swaps are designated and qualify as an effective cash flow hedge. The contracts, with notional amounts totaling $54.8 million at July 1, 2016, are recorded at fair value.

The interest rate swaps are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swaps are recorded, net of tax, as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. We reclassify the effective gain or loss from accumulated other comprehensive income (loss), net of tax, to interest expense on the condensed consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swaps, if any, is recognized directly in earnings in interest expense.
The following table summarizes the amount at fair value and location of the derivative instruments in the condensed consolidated balance sheet as of July 1, 2016:

	Fair Value
	Derivative in liability position
(In thousands)	Balance sheet caption	Amount
Interest rate swaps designated as cash flow hedge	Other accrued liabilities	$329
Interest rate swaps designated as cash flow hedge	Other non-current liabilities	$317
The following table summarizes the amount at fair value and location of the derivative instruments in the condensed consolidated balance sheet as of December 31, 2015:

	Fair Value
	Derivative in liability position
(In thousands)	Balance sheet caption	Amount
Interest rate swaps designated as cash flow hedge	Other accrued liabilities	$15
Interest rate swaps designated as cash flow hedge	Other non-current liabilities	$28
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of July 1, 2016, the counterparties to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
NOTE 8
GOODWILL
Goodwill as of July 1, 2016 of $216.9 million remained unchanged from December 31, 2015. There was no goodwill impairment during the six months ended July 1, 2016. We conduct our annual impairment testing during the fourth fiscal quarter, or more frequently if indicators of impairment exist.

NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits were comprised of the following:

	July 1,	December 31,
(In thousands)	2016	2015
Accrued salaries and wages	$18,242	$13,820
Accrued bonus	2,602	4,302
Accrued employee benefits	19,129	18,661
Total	$39,973	$36,783
Other accrued liabilities were comprised of the following:

	July 1,	December 31,
(In thousands)	2016	2015
Workers' compensation, auto and general liability reserve	$6,393	$7,537
Income taxes	2,784	3,214
Defense Base Act insurance financing	—	2,727
Other accrued liabilities	11,834	11,790
Total	$21,011	$25,268
NOTE 10
POST-EMPLOYMENT BENEFIT PLANS
We sponsor one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income was $1.3 million and $1.2 million for the six months ended July 1, 2016 and June 26, 2015, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of July 1, 2016, we had accrued $0.2 million of contributions.

NOTE 11
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
Stock-based compensation expense and the associated tax benefits impacting our condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 26,	July 1,	June 26,
(In thousands)	2016	2015	2016	2015
Compensation costs for equity-based awards	$872	$1,829	$2,348	$3,587
Compensation costs for liability-based awards	683	144	920	265
Total compensation costs, pre-tax	$1,555	$1,973	$3,268	$3,852
Future tax benefit	$554	$711	$1,165	$1,387
As of July 1, 2016, total unrecognized compensation costs related to equity-based awards and liability-based awards were $5.1 million and $2.2 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.78 years and 2.17 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the six months ended July 1, 2016:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	486	$19.25	350	$22.47
Granted	87	$20.06	152	$20.88
Exercised	(31)	$13.74	—	—
Vested	—	—	(146)	$20.52
Forfeited or expired	(10)	$20.06	(10)	$22.01
Outstanding at July 1, 2016	532	$19.69	346	$22.59
During the six months ended July 1, 2016, we granted long-term incentive awards to employees and directors consisting of 86,829 NQOs and 152,263 RSUs with respective weighted average grant date fair values per share of $7.06 and $20.88. The NQOs vest in one-third cumulative annual installments on the first, second and third anniversaries of the grant date and expire 10 years from the grant date. The option exercise price was $20.06, the closing price of Vectrus common shares on the grant date. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. For employee RSUs granted in 2014 and after, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of an annual meeting of shareholders and vest the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.

The following assumptions were utilized in deriving the fair value for NQOs granted on March 4, 2016 under the Black-Scholes model:

Expected volatility	30.2%
Expected life (in years)	7.0
Risk-free rate	1.69%
Weighted-average grant date fair value per share	$7.06
Total Shareholder Return (TSR) Awards
TSR awards are granted subject to a three-year performance period, and any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the six months ended July 1, 2016, we granted 2016 TSR awards with an aggregate target value of $1.5 million. The fair value of TSR awards is measured quarterly and based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
NOTE 12
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
NOTE 13
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to environmental matters, employment matters and commercial or contractual disputes.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, as of July 1, 2016, will have a material adverse effect on our cash flow, results of operations, or financial condition.
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
From time to time, U.S. government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims and to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses to the matters raised by the U.S. government representatives. We review such provisions on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $2.3 million and $2.4 million as of July 1, 2016 and December 31, 2015, respectively, in "Other current liabilities" in the condensed consolidated balance sheets for open years subject to audit.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited consolidated and combined financial statements and the notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking and Cautionary Statements" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
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
Our customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the six months ended July 1, 2016, we had revenue of $618.6 million, all of which was derived from U.S. government customers. For the six months ended July 1, 2016 and June 26, 2015, we generated approximately 84.3% and 90.9%, respectively, of our total revenue from the U.S. Army. Our four largest contracts, in the aggregate, amounted to approximately $432.8 million, or 70.0%, and $377.7 million, or 66.0%, of our total revenue for the six months ended July 1, 2016 and June 26, 2015, respectively.
Executive Summary
Vectrus reported revenue of $307.9 million for the quarter ended July 1, 2016, a decrease of $1.6 million, or 0.5%, from the $309.5 million revenue reported for the corresponding period in 2015. This change was primarily driven by a decrease in revenue from our Afghanistan programs of $15.1 million and our U.S. and European programs of $15.4 million, which offset an increase in our Middle East programs of $28.9 million for the quarter ended July 1, 2016 as compared to the same period in 2015.

Operating income for the quarter ended July 1, 2016 was $11.3 million compared to $10.8 million for the quarter ended June 26, 2015, an increase of $0.5 million, or 4.2%. The increase was primarily due to higher operating income from our Middle East programs of $4.1 million offset by decreases of $2.8 million in lower operating income from our Afghanistan programs and $0.8 million in lower operating income from our U.S. and European programs.
During the performance of long-term sales contracts, we review estimated final contract prices and costs periodically and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $0.3 million and decreased operating income by $1.2 million for the three months ended July 1, 2016 and June 26, 2015, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Revenue derived from services ultimately sold to the U.S. government for contracts based in Afghanistan totaled $30.9 million and $45.9 million for the three months ended July 1, 2016 and June 26, 2015, respectively. U.S. funding for programs in Afghanistan has decreased in recent periods and could decrease further if the U.S. government reduces the U.S. presence in Afghanistan.
Further details related to the three and six months ended July 1, 2016 compared to the three and six months ended June 26, 2015 are contained in the Discussion of Financial Results section.
Recent Developments
We previously announced that a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the U.S. Government Accounting Office denied protests of the Thule Contract filed by three unsuccessful bidders, and all three of them filed a subsequent protest with the United States Court of Federal Claims. In May 2015, the Court of Federal Claims entered a judgment in favor of the protestors that set aside the Thule Contract and enjoined the U.S. Air Force from proceeding with the Thule Contract. The Danish company appealed the decision of the Court of Federal Claims to the United States Court of Appeals for the Federal Circuit. On June 26, 2016, the U.S. Court of Appeals for the Federal Circuit issued a decision reversing the decision of the Court of Federal Claims. Petitions for rehearing en banc were filed by two of the protestors with the Court of Appeals for the Federal Circuit; one on August 3, 2016, and another on August 5, 2016.
During the first quarter of 2016, we received a $329 million modification to the U.S. Army base operations and security support services contract (K-BOSSS) in Kuwait. The modification runs through December 28, 2016. The K-BOSSS extension improves funded backlog and 2016 revenue visibility. We expect the K-BOSSS recompete award to be announced in the second half of 2016.
Our Logistics Civilian Augmentation Program (LOGCAP) contract, which was one of our programs in Afghanistan and one of our four largest contracts, ended in June 2016.  We expect to complete the remaining phase out work under the LOGCAP contract during the third quarter of 2016. Our Turkey and Spain Base Maintenance contract has become one of our four largest contracts during 2016.
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

Although we anticipate reductions in revenue and profitability related to certain programs in which we participate, others are expanding.  We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communication networks operational; (ii) operating and repairing utilities such as electricity and gas; and (iii) providing firefighting services. While customers may reduce the level of service required from us, we do not currently anticipate the complete elimination of these services.
In July 2016, a faction within Turkey's armed forces unsuccessfully attempted to overthrow the Turkish government and there continues to be instability in the country. At this time, all Vectrus contract personnel in Turkey are fully accounted for. Our management continues to work closely with the U.S. Air Force in our locations in Turkey. We have not experienced an economic impact and will continue to monitor the situation.
The withdrawal of the United Kingdom from the European Union, commonly known as “Brexit,” has had no economic impact on the Company at this time. We will continue to monitor this development for any impacts on us.
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

A reconciliation of adjusted operating income to operating income is provided below:

	Three Months Ended		Six Months Ended
	July 1,	June 26,	July 1,	June 26,
(In thousands)	2016	2015	2016	2015
Operating income	$11,298	$10,845	23,110	20,200
Operating margin	3.7%	3.5%	3.7%	3.5%
Separation costs to become a stand-alone public company (pretax)	—	31	—	177
Adjusted operating income	$11,298	$10,876	$23,110	$20,377
Adjusted operating margin	3.7%	3.5%	3.7%	3.6%

DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the tables below:

	Three Months Ended		Change
	July 1,	June 26,
(In thousands)	2016	2015	$	%
Revenue	$307,895	$309,509	$(1,614)	(0.5)%
Cost of revenue	280,644	282,563	(1,919)	(0.7)%
Selling, general and administrative expenses	15,953	16,101	(148)	(0.9)%
Operating income	11,298	10,845	453	4.2%
Interest (expense) income, net	(1,736)	(1,437)	(299)	20.8%
Income from operations before income taxes	9,562	9,408	154	1.6%
Income tax expense	3,512	3,388	124	3.7%
Net income	$6,050	$6,020	$30	0.5%

Cost of revenue as % of revenue	91.1%	91.3%
Selling, general & administrative expenses as % of revenue	5.2%	5.2%
Income from operations before income taxes as % of revenue	3.1%	3.0%
Net income as % of revenue	2.0%	1.9%
Operating margin	3.7%	3.5%
Effective income tax rate	36.7%	36.0%

	Six Months Ended		Change
	July 1,	June 26,
(In thousands)	2016	2015	$	%
Revenue	$618,577	$570,429	$48,148	8.4%
Cost of revenue	564,354	518,945	45,409	8.8%
Selling, general and administrative expenses	31,113	31,284	(171)	(0.5)%
Operating income	23,110	20,200	2,910	14.4%
Interest (expense) income, net	(3,048)	(3,033)	(15)	0.5%
Income from operations before income taxes	20,062	17,167	2,895	16.9%
Income tax expense	7,422	6,182	1,240	20.1%
Net income	$12,640	$10,985	$1,655	15.1%

Cost of revenue as % of revenue	91.2%	91.0%
Selling, general & administrative expenses as % of revenue	5.0%	5.5%
Income from operations before income taxes as % of revenue	3.2%	3.0%
Net income as % of revenue	2.0%	1.9%
Operating margin	3.7%	3.5%
Effective income tax rate	37.0%	36.0%
Revenue and Cost of Revenue

	Three Months Ended		Six Months Ended
◀
Revenue was $307.9 million, reflecting a decrease of $1.6 million, or 0.5%, due to decreases in revenue from our Afghanistan programs of $15.1 million and our U.S. and European programs of $15.4 million, offset by an increase in our Middle East programs of $28.9 million.

◀
Revenue was $618.6 million, reflecting an increase of $48.1 million, or 8.4%, due to an increase in revenue from our Middle East programs of $85.0 million, offset by decreases in our Afghanistan programs of $26.6 million and our U.S. and European programs of $10.3 million.

◀	Cost of revenue decreased by $1.9 million, or 0.7%. Cost of revenue as a percentage of revenue decreased due to lower revenue as described above.	◀
Cost of revenue increased by $45.4 million, or 8.8%, due to higher revenue as described above. Cost of revenue as a percentage of revenue increased due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan-based programs.

Selling, General and Administrative Expenses
For the three and six months ended July 1, 2016, SG&A expenses of $16.0 million and $31.1 million, respectively, decreased by $0.1 million and $0.2 million as compared to the same periods of 2015.
Operating Income
Operating income for the three and six months ended July 1, 2016 increased by $0.5 million, or 4.2%, and $2.9 million, or 14.4%, respectively, as compared to the same periods in 2015 due to the foregoing revenue and expense results and aggregate cumulative catch-up adjustments.
Aggregate cumulative catch-up adjustments for the three and six months ended July 1, 2016 increased operating income by approximately $0.3 million and $3.0 million, respectively, and decreased operating income by approximately $1.2 million and $0.1 million for the three and six months ended June 26, 2015, respectively.

Operating income as a percentage of revenue was 3.7% and for both the three and six months ended July 1, 2016, compared to 3.5% for both the three and six months ended June 26, 2015.
Interest (Expense) Income, net
Interest (expense) income, net for the three and six months ended July 1, 2016 and June 26, 2015 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
	July 1,	June 26,			July 1,	June 26,
(In thousands)	2016	2015	$	%	2016	2015	$	%
Interest income	$18	$26	$(8)	(30.8)%	$33	$36	$(3)	(8.3)%
Interest (expense)	(1,754)	(1,463)	291	19.9%	(3,081)	(3,069)	12	0.4%
Interest (expense) income, net	$(1,736)	$(1,437)	$299	20.8%	$(3,048)	$(3,033)	$15	0.5%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our Senior Secured Credit Facilities, the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.3 million for the three months ended July 1, 2016 compared to the three months ended June 26, 2015 was due to costs associated with an amendment of our credit agreement to modify certain financial and negative covenants in April 2016.
Income Tax Expense
We recorded income tax expense of $3.5 million and $7.4 million for the three and six months ended July 1, 2016, respectively, and $3.4 million and $6.2 million for the three and six months ended June 26, 2015, respectively, representing effective income tax rates of 36.7% and 37.0%, respectively, and 36.0% and 36.0%, respectively. Management does not believe the higher effective income tax rate in the 2016 period represents a trend in our future income tax rates.
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
Total backlog decreased by $80.0 million in the six months ended July 1, 2016. As of July 1, 2016, total backlog (funded and unfunded) was $2.3 billion.

	July 1,	December 31,
(In millions)	2016	2015
Funded backlog	$975	$685
Unfunded backlog	1,357	1,727
Total backlog	$2,332	$2,412

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $908.9 million during the six months ended July 1, 2016 which was an increase of approximately $432.9 million compared to the same period in 2015 due to the timing of funded orders for some of our contracts.
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
As of July 1, 2016, the Company held cash of $50.0 million. The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. The Company does not currently expect that it will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $7.3 million of our total $50.0 million in cash at July 1, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as the administrative agent. The credit agreement was amended April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). The Credit Agreement provides for $215.0 million in senior securing financing, consisting of a $140.0 million five-year term loan (Term Loan) and a senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which up to $35.0 million is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million (see Note 6, "Debt" in the notes to our unaudited condensed consolidated financial statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014 in connection with the Spin-off. The Revolver is available for working capital, capital expenditures, and other general corporate purposes. As of July 1, 2016, there were seven letters of credit outstanding in the aggregate amount of $13.8 million, which reduced our borrowing availability under the Revolver to $61.2 million. As of July 1, 2016, there were no outstanding borrowings under the Revolver.
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
Sources and Uses of Liquidity
Billed receivables and unbilled receivables are the principal components of our working capital and are generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers and the timing of our billings. Our receivables reflect amounts billed to our customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date.
The total amount of our receivables can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used by us to monitor receivable levels. Our DSO was 52 and 68 days as of July 1, 2016 and December 31, 2015, respectively. Continuous improvement in our collections process contributed to a lower DSO as of July 1, 2016. However, we do not expect DSO to remain at 52 days. As we grow our business and start up new contracts, we anticipate DSO to be maintained in the low 60s.
The following table sets forth net cash (used in) and provided by operating, investing and financing activities for the six months ended July 1, 2016 and June 26, 2015:

	Six Months Ended
	July 1,	June 26,
(In thousands)	2016	2015
Operating Activities	$19,282	$(181)
Investing Activities	(117)	(734)
Financing Activities	(9,441)	(1,056)
Foreign Exchange	270	(849)
Net change in cash	$9,994	$(2,820)
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities during the six months ended July 1, 2016 was $19.3 million compared with net cash used in operating activities of $0.2 million during the six months ended June 26, 2015. Net cash provided by operating activities for the six months ended July 1, 2016 consisted of net income of $12.6 million, increased by non-cash items of $5.2 million and favorable net working capital changes of $1.4 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable and compensation and other employee benefits.
Net cash used in operating activities during the six months ended June 26, 2015 consisted of net income of $11.0 million, increased by non-cash items of $6.3 million, offset by other unfavorable net working capital changes of $17.5 million due to the timing of cash collections and payments, as reflected in receivables, other assets, accounts payable, compensation and other employee benefits and billings in excess of costs.
Net cash used in investing activities during the six months ended July 1, 2016 was $0.1 million, and net cash used in investing activities during the six months ended June 26, 2015 was $0.7 million. Net cash used in investing activities during the six months ended July 1, 2016 consisted of purchases of capital assets offset by proceeds received from the disposition of capital assets and a distribution from an equity investment (see Note 1, "Description of Business and Summary of Significant Accounting Policies - Equity Investment," in the notes to our unaudited condensed consolidated financial statements). Capital expenditures during the six months ended July 1, 2016 were primarily for the purchase of hardware and software related to ongoing operations. Net cash used in investing activities during the six months ended June 26, 2015 primarily related to capital expenditures for the purchase of hardware and software driven by our separation from Exelis.
Net cash used in financing activities during the six months ended July 1, 2016 was $9.4 million compared to net cash used in financing activities of $1.1 million during the six months ended June 26, 2015. Net cash used in financing activities during the six months ended July 1, 2016 consisted primarily of repayments of long-term debt of $9.0 million, payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million and a payment of $0.2 million related to an amendment of our credit agreement, offset by $0.4 million in cash received from the exercise of stock options.
Net cash used in financing activities for the six months ended June 26, 2015 was comprised of repayments of long-term debt of $11.3 million, repayment of financed insurance obligations of $4.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million, offset by cash provided by an arrangement the Company entered into to finance certain of its insurance obligations in the amount of $14.8 million and $0.1 million in cash received from the exercise of stock options.

Capital Resources
At July 1, 2016, we held cash of $50.0 million, which included $7.3 million held by foreign subsidiaries, and had $61.2 million of available borrowing capacity under the Revolver, which expires on September 17, 2019. We believe that our cash at July 1, 2016, as supplemented by cash flows from operations and borrowings available to us under the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the six months ended July 1, 2016, we paid a total of $9.0 million in principal on the Term Loan, of which $2.0 million were voluntary prepayments. We intend to voluntarily prepay an additional $6.0 million on the Term Loan over the next twelve months.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. As of July 1, 2016, there were seven letters of credit outstanding in the aggregate amount of $13.8 million, which reduced our borrowing availability under the Revolver to $61.2 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At July 1, 2016, we had no material off-balance sheet arrangements other than letters of credit and operating leases.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to risks and uncertainties relating to the Spin-off, including whether the Spin-off and the related transactions will result in any tax liability, economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; changes in U.S. government military operations, including its operations in Afghanistan; competition in our industry; protests of new awards; our ability to submit proposals for and/or win all potential opportunities in our pipeline; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog and to retain and renew our existing contracts; our maintaining our good relationship with the U.S. government; impairment of goodwill; misconduct of our employees, subcontractors, agents and business partners; our performance of our contracts and our ability to control costs; our level of indebtedness; our compliance with the terms of our credit agreement; subcontractor performance; our teaming arrangements with other contractors; economic and capital markets conditions; any future acquisitions, investments or joint ventures; our ability to retain and recruit qualified personnel; our maintenance of safe work sites and equipment; any disputes with labor unions; costs or outcome of any legal proceedings; security breaches and other disruptions to our information technology and operations; changes in our tax provisions or exposure to additional income tax liabilities; changes in U.S. generally accepted accounting principles; our compliance with public company accounting and financial reporting requirements; timing of payments by the U.S. government; and other factors described in, Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and described from time to time in our future reports filed with the Securities and Exchange Commission.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended July 1, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part I, Item 1, Note 13, "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1
Amendment No. 1 to Credit Agreement by and among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 19, 2016 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on April 20, 2016)

10.2
Vectrus, Inc., Annual Incentive Plan for Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)

10.3	Vectrus, Inc. 2014 Omnibus Incentive Plan (As Amended and Restated as of May 13, 2016) (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)
10.4
Separation Agreement and Complete Release of Liability, dated June 29, 2016, between Vectrus Systems Corporation and Janet L. Oliver (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 6, 2016)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.
The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ Matthew M. Klein
By: Matthew M. Klein
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)
Date: August 9, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1
Amendment No. 1 to Credit Agreement by and among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 19, 2016 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on April 20, 2016)

10.2
Vectrus, Inc., Annual Incentive Plan for Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)

10.3	Vectrus, Inc. 2014 Omnibus Incentive Plan (As Amended and Restated as of May 13, 2016) (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)
10.4
Separation Agreement and Complete Release of Liability, dated June 29, 2016, between Vectrus Systems Corporation and Janet L. Oliver (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 6, 2016)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.