Form 10-Q
period 2016-09-30
Vectrus, Inc.
filed 2016-11-08
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 3, 2016, there were 10,774,867 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(In thousands, except per share data)	2016	2015	2016	2015
Revenue	$283,782	$299,061	$902,359	$869,490
Cost of revenue	257,687	272,224	822,042	791,170
Selling, general and administrative expenses	14,933	18,366	46,046	49,650
Operating income	11,162	8,471	34,271	28,670
Interest (expense) income, net	(1,348)	(1,583)	(4,396)	(4,616)
Income from operations before income taxes	9,814	6,888	29,875	24,054
Income tax expense (benefit)	3,207	(7,140)	10,629	(958)
Net income	$6,607	$14,028	$19,246	$25,012

Earnings per share
Basic	$0.62	$1.33	$1.80	$2.37
Diluted	$0.60	$1.29	$1.76	$2.31
Weighted average common shares outstanding - basic	10,733	10,560	10,688	10,533
Weighted average common shares outstanding - diluted	11,061	10,848	10,966	10,808
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(In thousands)	2016	2015	2016	2015
Net income	$6,607	$14,028	$19,246	$25,012
Other comprehensive income (loss) , net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	264	(388)	(342)	(319)
Net (loss) gain reclassified to interest expense	(2)	65	3	36
Tax (expense) benefit	(94)	114	121	101
Net change in derivative instrument	168	(209)	(218)	(182)
Foreign currency translation adjustments	512	127	360	(721)
Other comprehensive income (loss), net of tax	680	(82)	142	(903)
Total comprehensive income	$7,287	$13,946	$19,388	$24,109
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share information)	2016	2015
Assets	(unaudited)
Current assets
Cash	$53,351	$39,995
Receivables	164,035	210,561
Costs incurred in excess of billings	4,957	1,243
Other current assets	8,890	9,708
Total current assets	231,233	261,507
Property, plant, and equipment, net	3,191	4,762
Goodwill	216,930	216,930
Other non-current assets	1,194	1,197
Total non-current assets	221,315	222,889
Total Assets	$452,548	$484,396
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$91,269	$122,442
Billings in excess of costs	3,197	6,025
Compensation and other employee benefits	46,160	36,783
Short-term debt	14,000	22,000
Other accrued liabilities	21,675	25,268
Total current liabilities	176,301	212,518
Long-term debt, net	77,809	89,615
Deferred tax liability	85,002	91,343
Other non-current liabilities	1,452	1,610
Total non-current liabilities	164,263	182,568
Total liabilities	340,564	395,086
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,735,846 and 10,612,246 shares issued and outstanding	107	106
Additional paid in capital	61,925	58,640
Retained earnings	53,550	34,304
Accumulated other comprehensive loss	(3,598)	(3,740)
Total shareholders' equity	111,984	89,310
Total Liabilities and Shareholders' Equity	$452,548	$484,396
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2016	September 25, 2015
Operating activities
Net income	$19,246	$25,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,453	2,500
Loss on disposal of property, plant, and equipment	402	328
Stock-based compensation	3,542	5,621
Amortization of debt issuance costs	915	555
Changes in assets and liabilities:
Receivables	47,501	(13,862)
Other assets	(2,954)	1,893
Accounts payable	(31,593)	1,994
Billings in excess of costs	(2,828)	7,498
Deferred taxes	(7,138)	(5,306)
Compensation and other employee benefits	9,252	700
Other liabilities	(4,314)	(16,889)
Net cash provided by operating activities	33,484	10,044
Investing activities
Purchases of capital assets	(400)	(769)
Proceeds from the disposition of assets	116	—
Distribution from equity investment	346	—
Net cash provided by (used in) investing activities	62	(769)
Financing activities
Repayments of long-term debt	(20,500)	(16,875)
Proceeds from revolver	74,000	235,500
Repayments of revolver	(74,000)	(235,500)
Proceeds from exercise of stock options	568	107
Proceeds from insurance financing	—	14,857
Repayments of insurance financing	—	(8,061)
Payments of employee withholding taxes on share-based compensation	(651)	(759)
Payment of debt issuance costs	(221)	—
Net cash (used in) financing activities	(20,804)	(10,731)
Exchange rate effect on cash	614	(207)
Net change in cash	13,356	(1,663)
Cash-beginning of year	39,995	42,823
Cash-end of period	$53,351	$41,160
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,224	$4,381
Income taxes paid	$20,598	$11,129
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. We operate in one segment and offer the following services: facility and logistics services, which is a recent consolidation of our infrastructure asset management and logistics and supply chain management service offerings, and information technology and network communication services.
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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 30, 2016 for the third quarter of 2016 and September 25, 2015 for the third quarter of 2015), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
During the performance of long-term sales contracts, estimated final contract prices and costs are reviewed periodically and changes are made as required and recorded as changes in revenue and cost of revenue in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.
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
Cumulative catch-up adjustments for the three and nine months ended September 30, 2016 and September 25, 2015 are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(In thousands)	2016	2015	2016	2015
Favorable adjustments	$2,374	$861	$9,238	$6,304
Unfavorable adjustments	(1,202)	(1,212)	(5,036)	(6,784)
Net adjustments	$1,172	$(351)	$4,202	$(480)
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
Standards that are not yet adopted
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In addition, the Financial Accounting Standards Board has issued related revenue recognition guidance in four ASUs: principal versus agent considerations (ASU 2016-08), identifying performance obligations and licensing (ASU 2016-10), a revision of certain SEC staff observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12).
May 2014, as amended in August 2015
We are currently evaluating the effect the standard is expected to have on our financial statements, including the transition method to be applied, the impact on current policies and related disclosures. We expect to complete our assessment by the end of 2016.

ASU 2016-02, Leases
The objective of the standard is, among other things, to require recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.
February 2016
We are currently evaluating the provisions of Accounting Standards Codification (ASC) Topic 842 to determine how we will be affected. The primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
The objective of the standard is to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period.
		March 2016	We are currently evaluating the impact of adopting this guidance.

ASU 2014-15, Presentation of Financial Statements
The objective of the standard is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted.
	August 2014	We are currently evaluating the impact of adopting ASU 2014-15; however, the standard is not expected to have a material impact on our consolidated financial statements.
Standards that were adopted
ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments
ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Topic 230 lacked consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows, which led to diversity in practice. ASU 2016-15 was issued to reduce diversity in practice with respect to eight types of cash flows. One of the eight types of cash flows, distributions received from equity method investees, applies to us. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for all entities.
	August 2016	We have adopted the guidance as outlined in ASU 2016-15. The adoption had no impact on our financial statements as we were already recording such items in accordance with the new standard.
Other new pronouncements issued but not effective until after September 30, 2016 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
The Company recorded income tax expense of $3.2 million and $10.6 million, for the three and nine months ended September 30, 2016, respectively, and an income tax benefit of $(7.1) million and $(1.0) million for the three and nine months ended September 25, 2015, respectively, representing effective income tax rates of 32.7% and 35.6%, respectively, and (103.7)% and (4.0)%, respectively. The effective income tax rates vary from the federal statutory rate of 35.0% due to state taxes and other nondeductible expenses.
Uncertain Tax Positions
As of September 30, 2016, we do not have any uncertain tax positions. During the three months ended September 25, 2015, we effectively settled $6.9 million of unrecognized tax benefits due to the resolution of examinations of tax returns of our Former Parent. In addition, the balance of $0.7 million was effectively settled with the filing of our 2014 income tax returns during the three months ended September 25, 2015.
Tax Indemnifications
In connection with the Spin-off, pursuant to a Tax Matters Agreement with our Former Parent, our Former Parent agreed to indemnify us for up to $3.3 million of income tax return liabilities, which were settled with the filing of our Former Parent’s 2014 income tax return during the three months ended September 25, 2015. As a result, as of September 25, 2015, we reduced the tax liabilities, which were included in “other non-current liabilities” in the condensed consolidated balance sheets, from $3.2 million to zero, which provided an income tax benefit of $3.2 million. We had a corresponding indemnification receivable, net of interest of $0.1 million, which was included in

“other non-current assets” in the condensed consolidated balance sheets. We reduced the indemnification receivable from $3.3 million to zero, creating an expense of $3.3 million, which is included in "selling, general and administrative expenses" in the condensed consolidated statements of income. The net settlement of these tax liabilities and the indemnification receivable had no impact on our 2015 net income.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$6,607	$14,028	$19,246	$25,012

Weighted average common shares outstanding	10,733	10,560	10,688	10,533
Add: Dilutive impact of stock options	142	96	109	99
Add: Dilutive impact of restricted stock units	186	192	169	176
Diluted weighted average common shares outstanding	11,061	10,848	10,966	10,808

Earnings per share
Basic	$0.62	$1.33	$1.80	$2.37
Diluted	$0.60	$1.29	$1.76	$2.31
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(In thousands)	2016	2015	2016	2015
Anti-dilutive stock options	2	16	9	12
Anti-dilutive restricted stock units	—	1	—	1
Total	2	17	9	13

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Billed receivables	$24,648	$53,070
Unbilled contract receivables	136,358	154,658
Other	3,029	2,833
Receivables	$164,035	$210,561
As of September 30, 2016 and December 31, 2015, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet dates. We estimate that approximately $4.7 million of our unbilled contract receivables as of September 30, 2016 may not be collected within the next 12 months. These amounts relate to requests for equitable adjustments and contract line item realignments with our customers.
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
We used $136.3 million from the Term Facility to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Facility consisted of debt financing fees, which are included in "Long-term debt, net" in the condensed consolidated balance sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $0.9 million and $0.6 million for the nine months ended September 30, 2016 and the nine months ended September 25, 2015, respectively. The Term Facility amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Facility that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of September 30, 2016, the balance outstanding under the Term Facility was $93.5 million.
The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of September 30, 2016, there were eight letters of credit outstanding in the aggregate amount of $12.3 million, which reduced our borrowing availability under the Revolver to $62.7 million. As of September 30, 2016, there were no outstanding borrowings under the Revolver.
Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of September 30, 2016, the maximum amount of dividends we could pay was $10.0 million. We do not currently intend to pay any regular cash dividends.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation, amortization and certain other charges (consolidated EBITDA) of 3.25 to 1.00, with step-downs to 3.00 to 1.00 beginning with the first quarter of 2017 and 2.75 to 1.00 beginning with the first fiscal quarter of 2018, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of September 30, 2016, we were in compliance with all covenants related to the Senior Secured Credit Facilities and had a ratio of total consolidated indebtedness to consolidated EBITDA of 1.76 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 8.30 to 1.00.
Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at September 30, 2016 was 3.28%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.
Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of September 30, 2016 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
The carrying value and fair value of the Term Facility in the condensed consolidated balance sheet as of September 30, 2016 were as follows:

	September 30, 2016
(In thousands)	Carrying Value	Fair Value
Long-term debt, including short-term portion	$93,500	$93,500
The carrying value and fair value of the Term Facility in the condensed consolidated balance sheet as of December 31, 2015 were as follows:

	December 31, 2015
(In thousands)	Carrying Value	Fair Value
Long-term debt, including short-term portion	$114,000	$114,000
NOTE 7
DERIVATIVE INSTRUMENTS
Risk Management Policy
We are exposed to the risk that our earnings and cash flows could be adversely impacted due to fluctuations in interest rates applicable to the variable rate portion of the Term Facility. We periodically enter into interest rate swaps to manage interest costs in which we agree to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and our outstanding derivative instruments do not contain credit risk related contingent features. Collateral is generally not required.
Derivative Instruments
On May 5, 2016 and May 5, 2015, we entered into derivative instruments to hedge a portion of our exposure to interest rate risk under the variable Term Facility (the interest rate swaps). The interest rate swaps are designated and qualify as an effective cash flow hedge. The contracts, with notional amounts totaling $53.1 million at September 30, 2016, are recorded at fair value.
The interest rate swaps are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contract, incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swaps are recorded, net of tax, as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. We reclassify the effective gain or loss from accumulated other comprehensive income (loss), net of tax, to interest expense on the condensed consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swaps, if any, is recognized directly in earnings in interest expense.
The following table summarizes the amount at fair value and location of the derivative instruments in the condensed consolidated balance sheet as of September 30, 2016:

	Fair Value
	Derivative in liability position
(In thousands)	Balance sheet caption	Amount
Interest rate swaps designated as cash flow hedge	Other accrued liabilities	$234
Interest rate swaps designated as cash flow hedge	Other non-current liabilities	$152
Interest rate swaps designated as cash flow hedge	Other non-current assets	$5
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
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of September 30, 2016, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
NOTE 8
GOODWILL
Goodwill as of September 30, 2016 of $216.9 million remained unchanged from December 31, 2015. We conduct our annual impairment testing during the fourth fiscal quarter, or more frequently if indicators of impairment exist, such as changes to our reporting unit structure or significant adverse changes in the business climate.
On September 1, 2016 and September 29, 2016, we announced that we were not awarded the renewal of two of our largest contracts, the Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait) and Kuwait Base Operations and Security Support Services (K-BOSSS), respectively. Following these announcements, our common stock price declined from $27.63 on September 29, 2016 to $15.23 on September 30, 2016. We considered these events as indicators of a potential goodwill impairment and performed an interim goodwill impairment test pursuant to ASC 350, Intangibles, Goodwill and Other.
We completed the first step in the two-step process of the impairment test to measure the magnitude of any impairment by developing an estimated fair value of the reporting unit and comparing it to the carrying value of the reporting unit. We developed our estimate of the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimated fair value based on the present value of estimated future cash flows. Under the market approach, we compared our company to selected reasonably comparable publicly-traded companies. Based on our analysis, the estimated fair value of the reporting unit exceeded its carrying value, and we determined there was no goodwill impairment as of September 30, 2016.

NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits were comprised of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Accrued salaries and wages	$25,111	$13,820
Accrued bonus	3,695	4,302
Accrued employee benefits	17,354	18,661
Total	$46,160	$36,783
Other accrued liabilities were comprised of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Workers' compensation, auto and general liability reserve	$6,219	$7,537
Income taxes	1,062	3,214
Defense Base Act insurance financing	—	2,727
Other accrued liabilities	14,394	11,790
Total	$21,675	$25,268
NOTE 10
POST-EMPLOYMENT BENEFIT PLANS
We sponsor one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to expense was $0.9 million for both the three months ended September 30, 2016 and September 25, 2015 and $2.1 million for both the nine months ended September 30, 2016 and September 25, 2015.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of September 30, 2016 and December 31, 2015, we had accrued $0.2 million of contributions.

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
Stock-based compensation expense and the associated tax benefits impacting our condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(In thousands)	2016	2015	2016	2015
Compensation costs for equity-based awards	$1,002	$1,696	$3,350	$5,282
Compensation costs for liability-based awards	(728)	74	192	339
Total compensation costs, pre-tax	$274	$1,770	$3,542	$5,621
Future tax benefit	$97	$637	$1,260	$2,024
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of September 30, 2016, total unrecognized compensation costs related to equity-based awards and liability-based awards were $3.9 million and $0.7 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.63 years and 1.99 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the nine months ended September 30, 2016:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	486	$19.25	350	$22.47
Granted	87	$20.06	152	$20.88
Exercised	(37)	$15.22	—	—
Vested	—	—	(146)	$20.52
Forfeited or expired	(13)	$21.19	(14)	$22.68
Outstanding at September 30, 2016	523	$19.62	342	$22.57
During the nine months ended September 30, 2016, we granted long-term incentive awards to employees and directors consisting of 86,829 NQOs and 152,263 RSUs with respective weighted average grant date fair values per share of $7.06 and $20.88. The NQOs vest in one-third cumulative annual installments on the first, second and third anniversaries of the grant date and expire 10 years from the grant date. The option exercise price was $20.06, the closing price of Vectrus common stock on the grant date. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. For employee RSUs granted in 2014 and after, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of an annual meeting of shareholders and vest the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.

The following assumptions were utilized in deriving the fair value for NQOs granted on March 4, 2016 under the Black-Scholes model:

Expected volatility	30.2%
Expected life (in years)	7.0
Risk-free rate	1.69%
Weighted-average grant date fair value per share	$7.06
Total Shareholder Return (TSR) Awards
TSR awards are granted subject to a three-year performance period, and any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the nine months ended September 30, 2016, we granted 2016 TSR awards with an aggregate target value of $1.5 million. The fair value of TSR awards is measured quarterly and based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
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
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, as of September 30, 2016, will have a material adverse effect on our cash flow, results of operations, or financial condition.
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
From time to time, U.S. government customers advise us of claims and penalties concerning certain potential disallowed costs. When such findings are presented, we engage in discussions with U.S. government representatives to enable us to evaluate the merits of these claims and to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses to the matters raised by the U.S. government representatives. We review such provisions on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $2.8 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively, in "Other current liabilities" in the condensed consolidated balance sheets for open years subject to audit.
NOTE 14
SUBSEQUENT EVENTS
Work Force Reduction
On October 18, 2016, we announced a corporate reduction in force and a realignment of effort resulting in the elimination of 64 positions at the Colorado Springs headquarters. We expect to recognize severance expense of approximately $2.0 million in the fourth quarter of 2016.

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
Overview
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. We operate in one segment and offer the following services: facility and logistics services, which is a recent consolidation of our infrastructure asset management and logistics and supply chain management service offerings, and information technology and network communication.
On September 27, 2014, Exelis completed the Spin-off of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment and Vectrus became an independent, publicly traded company.
Our customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the nine months ended September 30, 2016, we had revenue of $902.4 million, all of which was derived from U.S.

government customers. For the nine months ended September 30, 2016 and September 25, 2015, we generated approximately 84.5% and 91.0%, respectively, of our total revenue from the U.S. Army.
The table below reflects contracts that accounted for more than 10% of our total revenue for the nine months ended September 30, 2016 and September 25, 2015:

	% of Total Revenue
	Nine Months Ended
Contract Name	September 30, 2016	September 25, 2015
Kuwait Base Operations and Security Support Services (K-BOSSS)	35.9%	33.4%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	14.8%	15.0%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC/SWACA)	12.6%	11.3%
Revenue associated with a contract may fluctuate based on increases or decreases in the work being performed on the contract, award fee payments, and other contract modifications within the term of the contract resulting in changes to the total contract value.
U.S. government contracts are multi-year contracts and typically include an initial period of one year or less with annual one year (or less) option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised by the U.S. government. The right to exercise an option period is at the sole discretion of the U.S. government. The U.S. government may also extend the term of a program by issuing extensions or bridge contracts, typically for periods of one year or less (see Item 1A, Risk Factors in our Annual Report Form 10-K for the year ended December 31, 2015 for additional risks related to contracting with the U.S. government).
The K-BOSSS contract commenced in November 2010 and currently is exercised through December 28, 2016 with an option to extend through March 28, 2017. The right to exercise an option period is at the sole discretion of the U.S. government. On September 29, 2016, we announced that we were not awarded the renewal of the K-BOSSS contract. We filed a post-award protest with the GAO on the K-BOSSS award on October 11, 2016. On November 7, 2016, we were notified by the Department of the Army (Army) that the Army was taking corrective action to resolve the protest. The Army stated in its notification, "As part of the corrective action, the Army will amend the solicitation to clarify its requirement, request revised proposals from the existing offerors based on the amended solicitation, conduct discussions if necessary, and issue a new award decision."
The APS-5 Kuwait contract commenced in April 2010 and runs through February 28, 2017. On September 1, 2016, we announced that we were not awarded the renewal of the APS-5 Kuwait contract. For the re-competition award, the APS-5 Kuwait contract was combined with the APS-5 Qatar contract as the APS-5 Kuwait/Qatar contract. We have operated the APS-5 Qatar contract since May 2011. In each of the periods presented, the APS-5 Qatar contract did not exceed 10% of our revenue. We have historically accounted for the APS-5 Kuwait and APS-5 Qatar contracts separately and will continue to account for these contracts separately through February 28, 2017, the current end date for both contracts. We filed a post-award protest on the APS-5 Kuwait/Qatar contract award with the Government Accountability Office (GAO) on September 13, 2016. The GAO has up to 100 days to issue a written decision. Accordingly, we expect the GAO to issue a written decision no later than December 22, 2016.
Performance on the OMDAC/SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised three option years through May 2017. The contract has one additional option period, which runs through May 2018, which has not been exercised by the U.S. government at this time.

Executive Summary
Vectrus reported revenue of $283.8 million for the quarter ended September 30, 2016, a decrease of $15.3 million, or 5.1%, from the $299.1 million of revenue reported for the corresponding period in 2015. This change was primarily driven by a decrease in revenue from our Afghanistan programs of $25.8 million and our U.S. and European programs of $12.4 million, which offset an increase in our Middle East programs of $22.9 million for the quarter ended September 30, 2016 as compared to the same period in 2015. U.S. funding for programs in Afghanistan has decreased in recent periods and could decrease further if the U.S. government reduces the U.S. presence in Afghanistan. Our Logistics Civilian Augmentation Program (LOGCAP) contract, which was one of our programs in Afghanistan, ended in June 2016.
Operating income for the quarter ended September 30, 2016 was $11.2 million compared to $8.5 million for the quarter ended September 25, 2015, an increase of $2.7 million, or 31.8%. The increase was primarily due to higher operating income of $2.7 million from our Middle East programs and $0.4 million from our U.S. and European programs, offset by a decrease of $0.4 million in lower operating income from our Afghanistan programs.
During the performance of long-term sales contracts, we review estimated final contract prices and costs periodically and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $1.2 million and decreased operating income by $0.4 million for the three months ended September 30, 2016 and September 25, 2015, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to the three and nine months ended September 30, 2016 compared to the three and nine months ended September 25, 2015 are contained in the Discussion of Financial Results section.
Recent Developments
On September 1, 2016, we announced that we were not awarded the renewal of the APS-5 Kuwait contract, which was combined with the APS-5 Qatar contract for the re-competition award. Both contracts currently run through February 28, 2017. We filed a post-award protest with the GAO on the APS-5 Kuwait/Qatar contract award on September 13, 2016. The GAO has up to 100 days to issue a written decision. Accordingly, we expect the GAO to issue a written decision no later than December 22, 2016.
On September 29, 2016, we announced that we were not awarded the renewal of the K-BOSSS contract, which currently runs through December 28, 2016, with an option to extend through March 28, 2017. We filed a post-award protest with the GAO on the K-BOSSS contract award on October 11, 2016. On November 7, 2016, we were notified by the Army that it was taking corrective action to resolve the protest. The Army stated in its notification, "As part of the corrective action, the Army will amend the solicitation to clarify its requirement, request revised proposals from the existing offerors based on the amended solicitation, conduct discussions if necessary, and issue a new award decision."
On October 18, 2016, we announced a corporate reduction in force and a realignment of effort resulting in the elimination of 64 positions at our Colorado Springs headquarters. We expect to recognize severance expense of approximately $2.0 million in the fourth quarter of 2016 and anticipate these reductions will result in approximately $8.0 million of annual savings.
We previously announced that a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the GAO denied protests of the Thule Contract filed by three unsuccessful bidders, and all three of them filed subsequent protests with the United States Court of Federal Claims. In May 2015, the Court of Federal Claims entered a judgment in favor of the protestors that set aside the Thule Contract and enjoined the U.S. Air Force from proceeding with the Thule Contract. The Danish company appealed the decision of the Court of Federal Claims to the United States Court of Appeals for the Federal Circuit. In June 2016, the U.S. Court of Appeals for the Federal Circuit issued a decision reversing the decision of the Court of Federal Claims. Petitions for rehearing en banc were filed in August 2016 by two of the protestors with the Court of Appeals for the Federal Circuit. On October 5, 2016, the

Court of Appeals denied the petitions for rehearing. The Court of Federal Claims subsequently vacated its earlier judgment and dismissed all of the consolidated cases on October 18, 2016. Our Danish subsidiary is currently in discussions with the Air Force regarding commencement of the Thule contract in 2017.
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
Although we anticipate reductions in revenue and profitability related to certain programs in which we participate, including the contracts we recently lost, others are expanding.  We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communication networks operational; (ii) operating and repairing utilities such as electricity and gas; and (iii) providing firefighting services. While customers may reduce the level of service required from us, we do not currently anticipate the complete elimination of these services.
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
A reconciliation of adjusted operating income to operating income is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(In thousands)	2016	2015	2016	2015
Operating income	$11,162	$8,471	34,271	28,670
Operating margin	3.9%	2.8%	3.8%	3.3%
Separation costs to become a stand-alone public company (pretax)	—	—	—	177
Tax indemnifications	—	3,300	—	3,300
Adjusted operating income	$11,162	$11,771	$34,271	$32,147
Adjusted operating margin	3.9%	3.9%	3.8%	3.7%

DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the tables below:

	Three Months Ended		Change
	September 30,	September 25,
(In thousands)	2016	2015	$	%
Revenue	$283,782	$299,061	$(15,279)	(5.1)%
Cost of revenue	257,687	272,224	(14,537)	(5.3)%
Selling, general and administrative expenses	14,933	18,366	(3,433)	(18.7)%
Operating income	11,162	8,471	2,691	31.8%
Interest (expense) income, net	(1,348)	(1,583)	235	(14.8)%
Income from operations before income taxes	9,814	6,888	2,926	42.5%
Income tax expense (benefit)	3,207	(7,140)	10,347	(144.9)%
Net income	$6,607	$14,028	$(7,421)	(52.9)%

Cost of revenue as % of revenue	90.8%	91.0%
Selling, general & administrative expenses as % of revenue	5.3%	6.1%
Income from operations before income taxes as % of revenue	3.5%	2.3%
Net income as % of revenue	2.3%	4.7%
Operating margin	3.9%	2.8%
Effective income tax rate	32.7%	(103.7)%

	Nine Months Ended		Change
	September 30,	September 25,
(In thousands)	2016	2015	$	%
Revenue	$902,359	$869,490	$32,869	3.8%
Cost of revenue	822,042	791,170	30,872	3.9%
Selling, general and administrative expenses	46,046	49,650	(3,604)	(7.3)%
Operating income	34,271	28,670	5,601	19.5%
Interest (expense) income, net	(4,396)	(4,616)	220	(4.8)%
Income from operations before income taxes	29,875	24,054	5,821	24.2%
Income tax expense (benefit)	10,629	(958)	11,587	(1,209.5)%
Net income	$19,246	$25,012	$(5,766)	(23.1)%

Cost of revenue as % of revenue	91.1%	91.0%
Selling, general & administrative expenses as % of revenue	5.1%	5.7%
Income from operations before income taxes as % of revenue	3.3%	2.8%
Net income as % of revenue	2.1%	2.9%
Operating margin	3.8%	3.3%
Effective income tax rate	35.6%	(4.0)%
Revenue and Cost of Revenue

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
◀
Revenue was $283.8 million, reflecting a decrease of $15.3 million, or 5.1%, due to decreases in revenue from our Afghanistan programs of $25.8 million and our U.S. and European programs of $12.4 million, offset by an increase in our Middle East programs of $22.9 million.

◀
Revenue was $902.4 million, reflecting an increase of $32.9 million, or 3.8%, due to an increase in revenue from our Middle East programs of $108.2 million, offset by decreases in our Afghanistan programs of $52.6 million and our U.S. and European programs of $22.7 million.

◀	Cost of revenue decreased by $14.5 million, or 5.3%, due to lower revenue. Cost of revenue as a percentage of revenue decreased due to lower revenue as described above.	◀
Cost of revenue increased by $30.9 million, or 3.9%, due to higher revenue as described above. Cost of revenue as a percentage of revenue increased due to the declining leverage of certain program costs as a result of lower revenue in our Afghanistan-based programs.

Selling, General and Administrative Expenses
For the three and nine months ended September 30, 2016, SG&A expenses of $14.9 million and $46.0 million, respectively, decreased by $3.4 million and $3.6 million as compared to the same periods of 2015 due to a one-time settlement of uncertain tax positions of $3.3 million in 2015, which is described in Note 3, “Income Taxes” in the notes to our unaudited condensed consolidated combined financial statements.

Operating Income
Operating income for the three and nine months ended September 30, 2016 increased by $2.7 million, or 31.8%, and $5.6 million, or 19.5%, respectively, as compared to the same periods in 2015 due to the foregoing revenue and expense results and aggregate cumulative catch-up adjustments.
Aggregate cumulative catch-up adjustments increased operating income by approximately $1.2 million and $4.2 million for the three and nine months ended September 30, 2016, respectively, and decreased operating income by approximately $0.4 million and $0.5 million for the three and nine months ended September 25, 2015, respectively.
Operating income as a percentage of revenue was 3.9% and 3.8% for the three and nine months ended September 30, 2016, respectively, compared to 2.8% and 3.3% for the three and nine months ended September 25, 2015, respectively.
Interest (Expense) Income, net
Interest (expense) income, net for the three and nine months ended September 30, 2016 and September 25, 2015 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 25,			September 30,	September 25,
(In thousands)	2016	2015	$	%	2016	2015	$	%
Interest income	$6	$25	$(20)	(78.7)%	$39	$61	$(22)	(36.2)%
Interest (expense)	(1,354)	(1,608)	(254)	(15.8)%	(4,436)	(4,676)	(240)	(0.4)%
Interest (expense) income, net	$(1,348)	$(1,583)	$(234)	(14.8)%	$(4,397)	$(4,616)	$(219)	(4.7)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our Senior Secured Credit Facilities, the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 25, 2015 was due to a lower long-term debt balance resulting in lower interest expense.
Income Tax Expense
We recorded income tax expense of $3.2 million and $10.6 million for the three and nine months ended September 30, 2016, respectively, and income tax benefit of $(7.1) million and $(1.0) million for the three and nine months ended September 25, 2015, respectively, representing effective income tax rates of 32.7% and 35.6%, respectively, and (103.7)% and (4.0)%, respectively. The increase in the effective income tax rates for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 25, 2015 was due to the 2015 settlement of tax positions described in Note 3, “Income Taxes” in the notes to our unaudited condensed consolidated financial statements. Management does not believe the higher effective income tax rate in the 2016 period represents a trend in our future income tax rates.
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
Total backlog decreased by $304.8 million in the nine months ended September 30, 2016. As of September 30, 2016, total backlog (funded and unfunded) was $2.1 billion.

	September 30,	December 31,
(In millions)	2016	2015
Funded backlog	$768	$685
Unfunded backlog	1,339	1,727
Total backlog	$2,107	$2,412
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $985.7 million during the nine months ended September 30, 2016, which was an increase of approximately $65.9 million compared to the same period in 2015 due to the timing of funded orders for some of our contracts.
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
As of September 30, 2016, we held cash of $53.4 million. The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. Approximately $8.5 million of our total $53.4 million in cash at September 30, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated.
In connection with the Spin-off, we entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as the administrative agent. The credit agreement was amended April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). The Credit Agreement provides for $215.0 million in senior secured financing, consisting of a $140.0 million five-year term loan (Term Loan) and a senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which up to $35.0 million is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million (see Note 6, "Debt" in the notes to our unaudited condensed consolidated financial statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014 in connection with the Spin-off. The Revolver is available for working capital, capital expenditures, and other general corporate purposes. As of September 30, 2016, there were eight letters of credit outstanding in the aggregate amount of $12.3 million, which reduced our borrowing availability under the Revolver to $62.7 million. As of September 30, 2016, there were no outstanding borrowings under the Revolver.

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
The total amount of our receivables can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric we use to monitor receivable levels. Our DSO was 55 and 68 days as of September 30, 2016 and December 31, 2015, respectively. Continuous improvement in our collections process contributed to a lower DSO as of September 30, 2016. However, we do not expect DSO to remain at 55 days. As we grow our business and start up new contracts, we anticipate DSO to be maintained in the low 60s.
The following table sets forth net cash (used in) and provided by operating, investing and financing activities for the nine months ended September 30, 2016 and September 25, 2015:

	Nine Months Ended
	September 30,	September 25,
(In thousands)	2016	2015
Operating Activities	$33,484	$10,044
Investing Activities	62	(769)
Financing Activities	(20,804)	(10,731)
Foreign Exchange	614	(207)
Net change in cash	$13,356	$(1,663)
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities during the nine months ended September 30, 2016 was $33.5 million compared with net cash provided by operating activities of $10.0 million during the nine months ended September 25, 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 consisted of net income of $19.2 million, increased by non-cash items of $6.3 million and favorable net working capital changes of $7.9 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable and compensation and other employee benefits.
Net cash provided by operating activities during the nine months ended September 25, 2015 consisted of net income of $25.0 million, increased by non-cash items of $9.0 million, offset by other unfavorable net working capital changes of $24.0 million due to the timing of cash collections and payments, as reflected in receivables, other assets, accounts payable, compensation and other employee benefits and billings in excess of costs.
Net cash provided by investing activities during the nine months ended September 30, 2016 was $0.1 million, and net cash used in investing activities during the nine months ended September 25, 2015 was $0.8 million. Net cash provided by investing activities during the nine months ended September 30, 2016 consisted of purchases of capital assets offset by proceeds received from the disposition of capital assets and a distribution from an equity investment (see Note 1, "Description of Business and Summary of Significant Accounting Policies - Equity Investment," in the notes to our unaudited condensed consolidated financial statements). Capital expenditures during the nine months ended September 30, 2016 were primarily for the purchase of hardware and software related to ongoing operations. Net cash used in investing activities during the nine months ended September 25, 2015 primarily related to capital expenditures for the purchase of hardware and software driven by our separation from Exelis.
Net cash used in financing activities during the nine months ended September 30, 2016 was $20.8 million compared to net cash used in financing activities of $10.7 million during the nine months ended September 25, 2015. Net cash used in financing activities during the nine months ended September 30, 2016 consisted primarily of repayments of long-term debt of $20.5 million, payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million and a payment of $0.2 million related to an amendment of our credit agreement, offset by $0.6 million in cash received from the exercise of stock options.
Net cash used in financing activities for the nine months ended September 25, 2015 was comprised of repayments of long-term debt of $16.9 million, repayment of financed insurance obligations of $8.1 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million, offset by cash provided by an arrangement the Company entered into to finance certain of its insurance obligations in the amount of $14.9 million and $0.1 million in cash received from the exercise of stock options.
Capital Resources
At September 30, 2016, we held cash of $53.4 million, which included $8.5 million held by foreign subsidiaries, and had $62.7 million of available borrowing capacity under the Revolver, which expires on September 17, 2019. We believe that our cash at September 30, 2016, as supplemented by cash flows from operations and borrowings available to us under the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the nine months ended September 30, 2016, we paid a total of $20.5 million in principal on the Term Loan, of which $10.0 million were voluntary prepayments.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. As of September 30, 2016, there were eight letters of credit outstanding in the aggregate amount of $12.3 million, which reduced our borrowing availability under the Revolver to $62.7 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At September 30, 2016, we had no material off-balance sheet arrangements other than letters of credit and operating leases.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. We are subject to interest rate risk with our Term Loan and Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change associated with the Term Loan would result in a $0.9 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.
The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)
Date: November 8, 2016

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited). #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.