Form 10-K
period 2016-12-31
Vectrus, Inc.
filed 2017-03-01
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of July 1, 2016, the last business day of the registrant’s most recently completed second quarter, was $308,908,348.
As of February 22, 2017, there were 10,894,924 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders, to be held on May 12, 2017 will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III.

VECTRUS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. Leveraging a history of more than 70 years, we provide global service solutions in 143 locations and 18 countries across three continents in both stable and unstable political and economic environments. We have a proven history of deploying resources rapidly and with precision to support the mission success of our customers.
We operate our business based on three core values of Integrity, Respect and Responsibility. We operate in one segment and offer the following services: facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense (DoD) with a high concentration in the U.S. Army. For each of the three years ended December 31, 2016, 2015, and 2014, we had total revenue of $1.2 billion, all of which was derived from U.S. government customers.
We employ approximately 5,600 people and engage approximately 7,000 subcontractor personnel around the world. This includes an experienced management team with an average of 27 years of experience in the military, industry, and a wide range of U.S. government agencies. Our management team has experience winning new contracts, driving premier operating efficiency, and managing all aspects of the demanding compliance culture required to do business with the U.S. government worldwide. We are also a leading employer of veterans with more than 35% of our employees reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer.
Vectrus was incorporated as an Indiana corporation on February 4, 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus. Prior to the Spin-off, we were a subsidiary of Exelis that constituted Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. As a result of the Spin-off, Vectrus became an independent, publicly traded company. Exelis was acquired by Harris Corporation in May 2015.
Our Business Strategy
We recently initiated a strategic process that will leverage the capabilities of our facility and logistics service offerings with our information technology and network communications service offerings.
Vectrus will drive growth through strategic imperatives aligned to the following three core strategies: Enhance the Foundation, Expand the Portfolio and Add More Value. These strategies will evolve to include more innovative, technology-enabled methods, capabilities and business models. Key components of our core strategies include:

•
Enhance the Foundation. We will enhance our business by strengthening our existing approaches to deliver high value, high impact services to our clients. We cultivate a global Vectrus Improvement Project (VIP) culture that encourages every Vectrus employee to implement measurable improvements. The VIPs align with our business objectives, benefiting our clients, employees, and overall performance. We support this VIP culture with an internal reward and recognition program and a robust internal training program, equipping our leaders with the tools to sustain our daily approach to continuous improvement. We will expand our VIP program to become an enterprise-wide program and infuse new technologies and enhanced operational capabilities into our current operations and programs wherever possible.

•
Expand the Portfolio. We are focused on creating a higher-value, technology-enabled and differentiated platform through strengthening our IT competencies and fusing the physical and digital aspects of our client’s facility and logistics missions. We will package our capabilities by leveraging our strong foundation in facilities, logistics and IT. In addition, we will seek to partner with highly innovative third parties. The result will be a more technology-enabled, differentiated and higher value portfolio.

•
Add More Value. The convergence of our clients' physical and digital infrastructure and supply chains represents an opportunity to improve the outcomes of our clients' missions while creating a higher value, growth oriented platform. We are evolving our long-term strategy in order to take advantage of this opportunity and to shape our future. While we are in the early stages of this strategic journey, the essence of these imperatives will be to, with our clients, create more predictive, agile and responsive infrastructures and supply chains to create a significantly differentiated, growth oriented business.

We focus on the following service offerings in support of the U.S. government: facility and logistics services and information technology and network communications services. Our primary geographic areas of operation include Asia, Europe, the Middle East and the U.S.
Facility and Logistics Services
Our facility and logistics services support the U.S. Army, Air Force and Navy in both domestic and international environments, geographically ranging from the U.S. to Europe and Southwest Asia.
For the three years ending December 31, 2016, 2015, and 2014, facility and logistics services, which is a recent consolidation of our infrastructure asset management and logistics and supply chain management service offerings, had revenue of $925.7 million or 78% of total revenue, $942.1 million or 80% of total revenue, and $1,013.4 million or 84% of total revenue, respectively.
Facility and logistics capabilities consist of:

•
Airfield Management: These services include flight line operations and scheduling; runway maintenance and sweeping; air traffic control; Aerospace Ground Equipment (AGE) operation and maintenance; and navigation aids operation and maintenance.

•
Ammunition Management: These services include inventory control, accountability, security and shelf-life management of all ammunition categories, including small arms, explosives, mortars, artillery and missiles.

•	Civil Engineering: These services include designing, building, supervising, operating and maintaining construction projects and systems.

•
Communications: These services include classified and unclassified email; voice; Voice over Internet Protocol (VoIP) services; video teleconferencing; help desk operations; data and information management and analysis; and electronic repair.

•	Emergency Services: These services include fire, medical and emergency services operations and inspections.

•
Equipment Maintenance, Repair and Services: These services include the repair and sustainment of military and commercial wheeled and tracked vehicles; ground support equipment; communications and electronics equipment; weapons; emergency service vehicles and equipment; and subassemblies. We perform various repair functions including Line Replaceable Unit (LRU) testing and repair; small and heavy weapons repair; canvas and component repair; and Test, Measurement and Diagnostic Equipment (TMDE) repair.

•
Life Support Activities: These services include postal operations; housing management; lodging management; Morale, Welfare and Recreation (MWR) services; travel office support; and food service operations.

•
Public Works: These services include utilities; power production and distribution; roads and grounds maintenance; water treatment; potable water production and distribution; solid waste disposal and recycling; and facilities operations, maintenance and repair, which consists of plumbing, electrical, carpentry, vector control and HVAC-R.

•
Security: These services include static and mobile security including entry and exit points to U.S. or coalition bases; installation security; residential security; personal security detachment operations in contingency environments; and management of biometric screening, interviews, and security badging.

•
Transportation Operations: These services include ground transportation of all commodities; shuttle bus services; operational movement of personnel and household goods and supplies; support for military unit movements by air, rail and ship; and Transportation Motor Pool (TMP) operations.

•
Warehouse Management and Distribution: These services include warehouse management and inventory control for various equipment and commodities ranging from vehicles, weapons and ground support equipment to repair parts, general supplies, barrier material, packaged petroleum products, organization clothing and individual equipment, medical supplies equipment and rations. We also operate various storage distribution activities including Supply Support Activities (SSA); weapons storage sites; fuel distribution points; subsistence storage and distribution points; central receiving and shipping points; Care of Supplies in Storage (COSIS) operations; container storage and distribution points; and Contractor Operated and Maintained Base Supply (COMBS) points.

Facility and Logistics Services Key Contracts:

•
Kuwait Base Operations and Security Support Services in Kuwait (K-BOSSS). Our largest base operations support services contract supports geographically-dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides full spectrum services that include: army postal operations; range operations and maintenance; logistics; information management; engineering services; medical administrative support services; installation services; security, fire and emergency services; and professional program management services. On September 29, 2016, we announced that we were not awarded the renewal of the K-BOSSS contract. We filed a post-award protest with the U.S. Government Accountability Office (GAO) on the K-BOSSS award on October 11, 2016. On November 7, 2016, we were notified by the Department of the Army (Army) that it was taking corrective action to resolve the protest. As such, the solicitation was amended and re-issued to the original bidders. We are awaiting a decision on the amended solicitation as our revised proposal is currently under evaluation by the Army.

•
Turkey and Spain Base Management (TSBMC). We provide civil engineering, airfield support, facilities support, transportation, food services and fire emergency services support for all U.S. Air Force bases in Turkey and Spain. TSBMC is the largest service contract in U.S. Air Force Europe and Africa. Our Spain operations support U.S. Marine Corps presence throughout Africa, while our Turkey operations are in direct support of coalition forces efforts in Syria and Iraq. We also provide support to the Office of Defense Cooperation in Ankara Turkey and the North Atlantic Treaty Organization's (NATO) Allied Land Command in Izmir, Turkey.

•
Maxwell Air Force Base Operations Support in Montgomery, Alabama (MAXWELL). We operate and maintain the key facilities at the Air University, which provides the full spectrum of Air Force education, from pre-commissioning to the highest levels of professional military education such as the Air War College. We perform facility maintenance, air base and equipment maintenance, communication architecture support and minor construction.

•
Kaiserslautern Facilities Engineering Services in Germany (K-TOWN). We have provided facility engineering services for the Kaiserslautern Military Community for over 30 years. Work consists of maintenance and repair of installed building equipment, utility services, construction, and a number of ancillary support functions.

Information Technology and Network Communications Services
Our information technology and network communications services consist of sustainment of communications systems, network security, systems installation and full life cycle management of information technology systems for the U.S. Army, Air Force and Navy. Since 1965, we have provided information technology and command, control, communications and computer (C4) support services for the U.S. government's worldwide communications and network systems. The support ranges from legacy World War II era and emerging communications systems in Europe to dynamic state-of-the-art communications systems in remote and hostile locations like Iraq and Afghanistan. We have demonstrated our capacity to effectively operate, maintain, supply, staff, sustain, and modernize a wide array of information technology and communications systems. We perform information technology and network communications services in Europe, the Middle East, Asia, throughout the U.S., and at sea. To support high standards and performance excellence in this area, our company applies the principles of Information Technology Infrastructure Library (ITIL), is certified to the ISO 9001, ISO 20000 and Capability Maturity Model Integration (CMMI) level III standards and maintains important information assurance, network protection, project management and design credentials for providing these services. For the three years ending December 31, 2016, 2015, and 2014, information technology and network communications services had revenue of $264.8 million or 22% of total revenue, $238.6 million or 20% of total revenue, and $189.9 million or 16% of total revenue, respectively.
Our information technology and network communications capabilities consist of:

•
Communications: These services include complete 24/7/365 communications systems operations and maintenance, including systems administration, network administration, operations and maintenance of technical control facilities, secure and non-secure telephone switch operations, VoIP, multi-media networks, cabling and distribution infrastructure and video information systems. Our support also includes contingency and backup site operations.

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

•	Network and Cybersecurity: These services include network cyber-center operations, information assurance, and data and information management and analysis.

•
Systems Installation and Activation: These services include engineering and technical support to identify and define systems requirements, determine capabilities and delineate and define interfaces, protocols, required upgrades, installation/de-installation, testing, integration, modification, documentation, troubleshooting, and training pertaining to information technology and C4 systems.

Information Technology and Network Communications Services Key Contracts:

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

•
U.S. Army Corps of Engineers Information Technology (ACE-IT). We provide information management, information technology and cybersecurity support services to more than 37,000 U.S. Army Corps of Engineers (USACE) customers throughout the U.S., including USACE headquarters in Washington D.C.; nine divisions; 44 districts and their associated field and area project offices; and two data centers located in Vicksburg, Mississippi and Portland, Oregon. We provide comprehensive enterprise and transport services including IT service management (ITSM); custom applications development and software integration services; engineering design and support services; network operations and infrastructure management; and cybersecurity configuration and management services. This contract also includes rapid response and flexible support for emergency operations.

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

	Year Ending December 31,
(In thousands)	2016	2015	2014
DoD	$1,190,519	$1,180,684	$1,171,954
Other U.S. government¹	—	—	31,315
Total Revenue	$1,190,519	$1,180,684	$1,203,269
¹ Tethered Aerostat Radar System (TARS) program, which was retained by Exelis.

Revenue by military branch for the periods presented below was as follows:

	Year Ending December 31,
(In thousands)	2016	2015	2014
Army	$1,004,842	$1,007,648	$1,054,344
Navy	20,066	25,561	26,163
Air Force	165,611	145,854	87,799
Marines	—	1,621	3,648
Other U.S. government¹	—	—	31,315
Total Revenue	$1,190,519	$1,180,684	$1,203,269
¹ TARS program, which was retained by Exelis.
Competition
Our competition varies depending on our service offerings. In facility and logistics services, our primary competitors are PAE Facilities Management (PAE), Delta Tucker Holdings, Inc. (DynCorp), KBR Inc., Fluor Corporation and AECOM. Our principal competitors in information technology and network communications services include divisions of Leidos, Harris Corporation (which acquired Exelis in May 2015), Science Applications International Corporation (SAIC), CSRA, Inc. and General Dynamics Information Technology (GDIT).
The U.S. government has implemented policies designed to protect small businesses and under-represented minority contractors. Certain U.S. government work in the U.S. has been restricted to small businesses, including Alaska native companies, from time to time. We participate with these small businesses as a subcontractor for select opportunities, as appropriate. In addition, we rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services will help us to win and perform the contract. Our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
Competitive bids for the work that Vectrus pursues are based on technical qualifications and corporate experience in performing contracts of similar size and scope, and are highly price sensitive. While not every contract is procured via selection of the lowest priced bidder, customers are sensitive to cost based on their budget allocations. Acquisition cycles are long (generally 12 to 24 months), and contracts are typically multi-year contracts that include an initial period of one year or less with annual one year (or less) option periods for the remaining contract period.
Some U.S. government customers have shown a strong preference for multiple award indefinite delivery, indefinite quantity (IDIQ) contracts. These contracts offer awards to a pool of contractors, followed by competition within the pool for individual programs via task orders under each IDIQ over the period of performance. Period of performance under IDIQ contracts follows a traditional three-to-ten-year performance cycle. The governing IDIQ contracts often have multi-billion dollar ceiling values.
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
Our company closely monitors costs to foster highly competitive pricing and uses an in-house business development model both to manage the cost of revenue and capture opportunities for future bids.
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
Regulatory Environment
The U.S. government markets in which we serve are highly regulated. We market our services to the DoD and equivalent foreign agencies, National Aeronautics and Space Administration (NASA), and intelligence and other civilian agencies. When working with U.S. agencies and entities, we comply with laws and regulations relating to the creation, administration and performance of contracts. Among other things, these laws and regulations:

•	Require compliance with government standards for contract administration, accounting and management internal control systems;

•	Define allowable and unallowable costs and otherwise govern our right to reimbursement under various flexibly priced U.S. government contracts;

•	Require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	Require us not to compete for, or to divest ourselves of, work if an organizational conflict of interest exists related to such work that cannot be appropriately mitigated; and

•	Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various rules regarding procurement, import and export, security, contract pricing and cost, allowable costs, contract performance, contract termination and adjustment, audits, and IT system security and privacy controls. In addition, as government contractors, we are also subject to routine audits and investigations by U.S. government agencies, such as the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA). These agencies review our performance, cost structure, incurred costs, forward pricing rates and compliance with applicable laws, regulations and standards under our contracts. The DCAA also reviews the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, government property, estimating, and related business systems.
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
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. We were the prime contractor on contracts representing 95%, 90% and 86% of our revenue for the three years ended December 31, 2016, 2015, and 2014, respectively. Our company usually is a prime contractor on long-term contracts that are of a finite duration of between three and ten years. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract price for additions to or reductions in scope or other changes that it directs.
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed price contracts on a single contract.
On a cost-plus type contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers. On cost-plus type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost.
On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically these costs do not bear fees.

A firm-fixed-price type contract typically offers higher profit margin potential than a cost-plus type contract, which is commensurate with the greater levels of risk we assume on a firm-fixed-price type contract. On a firm-fixed-price type contract, we agree to perform the contractual statement of work for a predetermined contract price. Although a firm-fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for revenue on a firm-fixed-price type contract is covered by contract accounting standards, which require the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a firm-fixed-price type contract’s revenue are often required as work progresses under a contract. Although the overall scope of work required under the contract may not change, profit may be adjusted as experience is gained and as efficiencies are realized or costs are incurred.
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ending December 31,
Contract type	2016	2015	2014
Cost-Plus and Cost-Reimbursable	75%	73%	76%
Firm-Fixed-Price	25%	27%	24%
Total Revenue	100%	100%	100%
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
Total backlog decreased by $56.3 million in the year ended December 31, 2016 as compared to the year ended December 31, 2015. As of December 31, 2016, total backlog (funded and unfunded) was $2.4 billion.

	As of December 31,
(In millions)	2016	2015
Funded backlog	$665	$685
Unfunded backlog	1,691	1,727
Total backlog	$2,356	$2,412
Funded orders, which are different from funded backlog, represent orders for which funding was received during the period. We received funded orders of $1.2 billion during the year ended December 31, 2016, which was an increase of $118.9 million compared to the year ended December 31, 2015 due to the timing of funded orders for some of our contracts.
Environmental, Health and Safety
We are subject to federal, state, local, and foreign environmental protection laws and regulations, including those governing the management and disposal of hazardous substances, the cleanup of contaminated sites, and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. Environmental laws and regulations are subject to change, the nature of which is inherently unpredictable, and the timing of potential changes is uncertain. Environmental, health and safety requirements are significant factors affecting all of our operations and we have established a comprehensive program to address compliance with applicable environmental requirements.

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
As of December 31, 2016, our global workforce was comprised of approximately 5,600 employees and approximately 7,000 subcontracted workers, spanning 143 locations in 18 countries. Approximately 1,800 of our employees are represented under five collective bargaining agreements with labor unions. Three of the five collective bargaining agreements are due to be negotiated in 2017. Our Turkey Collective Labor Agreement on our TSBMC contract is presently being negotiated by the U.S. Air Force. This negotiation is now with the Turkish High Arbitration Board and we expect will be concluded during 2017. The TSBMC Spanish labor agreement and the Tariff Agreement on our K-TOWN contract will likely be negotiated during 2017. We believe that relations with our employees are positive.
Executive Officers of the Registrant
The following table sets forth certain information as of December 31, 2016, concerning our executive officers including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	57	President and Chief Executive Officer (CEO), Director
Mr. Prow has served as President, CEO and director of the Company since December 2016. Mr. Prow has over thirty years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of DoD and other government customers. From August 2015 through August 2016, he served as President, CPS Professional Services, a service-disabled veteran-owned small business, where he provided management consulting services to U.S. government clients. Previously, Mr. Prow served in multiple roles with IBM Corporation, a multinational technology company, including: (i) from 2014 to 2015 as General Manager, Global Government Industry in connection with IBM’s technology and services competencies, where he had responsibility for global revenues exceeding $9 billion, (ii) from 2012 to 2013 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $4 billion North America consulting services unit, and (iii) from 2007 to 2012 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $2.4 billion U.S. Public Sector business unit. He currently serves on the board of directors for the Wolf Trap Foundation for the Performing Arts, the International Research and Exchange Board (IREX) and the World Affairs Council-DC.

Matthew M. Klein	46	Senior Vice President and Chief Financial Officer (CFO)
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

Kelvin R. Coppock	64	Senior Vice President, Facility and Logistics Services and Contracts
Mr. Coppock has served as Senior Vice President, Facility and Logistics Services and Contracts since December 2016. He served as Senior Vice President, Contracts from the Spin-off to November 2016. Prior to the Spin-off, Mr. Coppock was Vice President, Contracts, of the Missions Systems business division of Exelis. Prior to assuming that position, Mr. Coppock was Division Operations Officer, Director and General Manager of the Communications and Information Systems Business Area of Exelis Mission Systems from 2005 to 2013. Mr. Coppock started with ITT Corporation in 2004 as the Director of Program Management at ITT Systems Division, where he was responsible for developing the Program Management Center of Excellence, standardizing management systems and functional processes, and leveraging best practices across the company.

Michele L. Tyler	48	Senior Vice President, Chief Legal Officer and Corporate Secretary
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

Francis A. Peloso	47	Senior Vice President and Chief Human Resources Officer
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

Rene (Chico) J. Moline	55	Senior Vice President, Information Technology and Network Communications Services
Mr. Moline has served as Senior Vice President, Information Technology and Network Communications Services at Vectrus since October 2016. Mr. Moline served as Corporate Vice President, Information Technology and Network Communications Services at Vectrus from October 2015 to September 2016. He is responsible for IT and network services, including all aspects of profit and loss within the portfolio, engineering, operations and maintenance, and management for a wide range of global data and communication network operations. Prior to joining Vectrus, he was General Manager of Programs with Harris IT Services, an IT services company, from November 2007 to September 2015. Mr. Moline’s experience includes management and program execution for IT services, and providing mission-critical IT support to high-profile government customers. From June 2006 to October 2007, he served as senior director at Multimax, Inc. overseeing the Navy and Marine Corps intranet program. He also has experience in systems and network engineering with the Naval District of Washington and space and naval warfare systems command (SPAWAR) contracts.

Available Information
You can read and copy any materials that we file with the U.S. Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at www.sec.gov.
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
Aggregate revenue from our three largest contracts amounted to approximately $0.8 billion, or 65.0%, of our revenue for the year ended December 31, 2016. As of December 31, 2016, our three largest contracts were the K-BOSSS contract for Camp Arifjan, Kuwait; the Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait) contract; and the OMDAC-SWACA contract. These contracts each accounted for more than 10% of our revenue for the year ended December 31, 2016. Our results of operations and cash flows are highly dependent on these contracts. The loss or material reduction of any of these contracts would have a material adverse effect on our results of operations and cash flows (See "Significant Contracts" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).
In September 2016, we announced that we were not awarded the renewal of (i) the K-BOSSS contract and (ii) the APS-5 Kuwait and APS-5 Qatar contracts, which were combined by the Army for the re-competition award as the APS-5 Kuwait/Qatar contract. We filed post-award protests with the GAO for both contracts. On November 7, 2016, we were notified by the Army that it was taking corrective action to resolve the protest of the K-BOSSS contract award. As such, the solicitation for the K-BOSSS contract award was amended and re-issued to the original bidders. We are awaiting a decision on the amended solicitation as our revised proposal is currently under evaluation by the Army. On December 21, 2016, the GAO issued its decision denying our protest of the APS-5 Kuwait/Qatar contract award. The APS-5 Kuwait contract's final extension runs through the first quarter of 2017.
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
We may experience additional costs and delays if our competitors protest or challenge awards of contracts to us in competitive bidding. Any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. It can take a significant amount of time to resolve contract protests and, in the interim, the contracting U.S. federal agency may suspend our performance under the contract pending the outcome of the protest. For example, in October 2014, a Danish subsidiary of Vectrus received notice of an award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract), which was protested by three competitors. Following a lengthy litigation process, the cases related to the Thule Contract award protests were dismissed in October 2016. On December 14, 2016, the Air Force directed our Danish subsidiary to begin the transition of the Thule Contract. On January 31, 2017, the Court of Federal Claims granted one protestor’s motion for reconsideration to address two claims that were not expressly ruled upon in the court’s dismissal of the case in October 2016.
Our Danish subsidiary has begun the phase-in period, with full contract operations scheduled to begin on October 1, 2017.
In addition, we may protest the contract awards of our competitors when it is prudent to do so to protect our rights and interest in the competition, such as our protests of the K-BOSSS award in October 2016 and the APS-5 Kuwait/Qatar award in September 2016 with the GAO. This process requires the time, effort and attention of our management and employees and incurs additional costs.
We are dependent on the U.S. government and, if our reputation or relationship with the U.S. government was harmed, our revenue and growth prospects could be adversely affected.
All of our 2016, 2015, and 2014 revenue was derived from services ultimately sold to the U.S. government, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2016, we generated approximately 84% of our total revenue from the U.S. Army. We expect to continue to derive all or most of our revenue from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these branches and agencies. If our reputation is negatively affected, we lose our ability to conduct business in a foreign country (e.g., loss of business license), we lose a required security clearance, or we are suspended or debarred from contracting with government agencies or any branch of the DoD for any reason, the amount of our business with the U.S. government and other customers could decrease and our future revenue and growth prospects could be adversely affected.

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
We operate in a highly regulated environment and must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. If any such regulations or procurement requirements change, our costs of complying with them could increase and therefore reduce our margins. Some significant statutes and regulations that affect us include:

•
The FAR and department or agency-specific regulations that implement or supplement the FAR, such as the DoD’s DFARS, which regulate the formation, administration and performance of U.S. government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•
The Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;

•	The Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and

•	The U.S. Government Cost Accounting Standards (CAS), which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.
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
Government audits or other reviews could result in adjustments to contract costs, mandatory customer refunds, or decreased billings to our U.S. government customers until the control deficiencies identified in the audits or reviews are corrected and our corrections are accepted by DCMA. Such adjustments could be applied retroactively, which could result in significant customer refunds. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts. Non-compliance by us could result in our being placed on the “Excluded Parties List” maintained by the General Services Administration, and we could become ineligible to receive certain contracts, subcontracts and other benefits from the U.S. government or to perform work under a government contract or subcontract until the basis for the listing has been appropriately addressed. In addition, the U.S. government, from time to time, may require its contractors to reduce certain contract prices, or may disallow costs allocated to certain contracts. These adjustments can involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion made adjustments to our contract prices and the costs allocated to our government contracts.
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
As a U.S. defense contractor, we face certain security threats, including cybersecurity threats to our information technology infrastructure, attempts to gain access to proprietary or classified information, and threats to physical security. In connection with the information technology and network communications services that we provide to our customers, we also may encounter cybersecurity threats at customer sites that we operate. Cybersecurity threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, we are also subject to other systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. The unavailability of our information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt our operations, lead to financial losses from remedial actions, require significant management attention and resources, subject us to claims for breach of contract, damages, penalties or contract termination, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.
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
As a U.S. government contractor, we are also subject to regulatory compliance requirements under the DFARS and other federal regulations that require our IT systems to comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171 (NIST 800-171). We are required to implement the NIST 800-171 requirements by no later than December 31, 2017. We may also be responsible if our subcontractors do not comply with these requirements. A failure to comply with the requirements could negatively impact our business and financial condition.
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
As of December 31, 2016, we had approximately $85.0 million of aggregate debt outstanding, which consists of a term loan (See Note 6, "Debt," in the Notes to the Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K). We also have the ability to incur up to $75.0 million of additional debt under our revolving facility. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to our performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Our term loan and any revolving facility borrowings we may incur have variable rates of interest, which expose us to interest rate risks and to the risk of rising interest rates. As of December 31, 2016, we had approximately $85.0 million outstanding under our floating-rate term loan and the ability to incur up to $75.0 million of additional floating-rate debt under our revolving facility. Although we have hedged a portion of our exposure to interest rate risk under the term loan through interest rate swaps with a notional amount of $51.5 million at December 31, 2016, if interest rates increase in the future, then the interest expense on the variable rate debt could increase materially.
Unanticipated changes in our tax provisions or exposure to additional U.S. and foreign tax liabilities could affect our profitability.
We are subject to various taxes, including but not limited to income, gross receipts and payroll withholding taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation and enforcement, could result in higher or lower taxes assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting our tax expense and profitability. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. Additionally, changes in the geographic mix of our revenue could also impact our tax liabilities and affect our overall tax expense and profitability.
We are subject to risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 87% of total revenue for the year ended December 31, 2016. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others. Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, which could have a material adverse effect on us.
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
As of December 31, 2016, our total backlog was $2.4 billion, which included $664.6 million in funded backlog. Due to the U.S. government’s ability to not exercise or award contracts or to terminate, modify or curtail our programs or contracts, we may realize less than expected revenue or in some cases never realize revenue from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contracts that may never be realized as revenue. If we fail to realize as revenue amounts included in our backlog, our future revenue, growth prospects and profitability could be adversely affected.
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
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursable (including non-fee-bearing costs) and firm-fixed-price. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursable contracts generally have lower profitability than firm-fixed-price contracts.
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenue derived from firm-fixed-price contracts represented approximately 25% of our total revenue for the year ended December 31, 2016. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result in reduced profits or in losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs, but we may not be able to negotiate full recovery for these costs. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
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
At December 31, 2016, our goodwill was approximately $216.9 million, which represented approximately 47% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We estimate the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our stock price.
As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. Under the Sarbanes-Oxley Act, we are also required to maintain effective disclosure controls and procedures. These reporting and other obligations place significant demands on our management, administrative and operational resources, including accounting systems and resources. Any failure to achieve and maintain effective internal or disclosure controls could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Approximately 1,800 of our employees, or approximately 32% of our employee base at December 31, 2016, are unionized. We have five collective bargaining agreements with labor unions. Three of the five collective bargaining agreements are due to be negotiated in 2017. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to our customers on a timely basis, which could negatively impact our results of operations and financial condition.
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
Environmental, health and safety issues could have a material adverse effect on our business, financial position or results of operations
We are subject to federal, state, local, and foreign environmental health and safety laws and regulations, including those governing: air emissions; discharges to water; the management, storage, transportation and disposal of hazardous wastes, petroleum, and other regulated substances; the investigation and cleanup of contaminated property; and, and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. These laws and their implementing regulations can impose certain operational controls for minimization of pollution, permitting, training, recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances into the environment, or require costs to remediate sites to which we sent regulated substances for disposal. We have incurred and will continue to incur operating, maintenance and other expenditures as a result of environmental, health and safety laws and regulations. Developments such as the adoption of new environmental, health and safety laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could in the future have a material adverse effect on our business, financial position or results of operations.
Our insurance may be insufficient to protect us from claims or losses.
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant warranty and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business and prospects may be harmed. We are also subject to the requirements of the Defense Base Act (DBA), which generally requires insurance coverage to be provided to persons employed at U.S. military bases outside of the U.S. Failure to obtain DBA insurance may result in fines or other sanctions, including the loss of a particular contract.
Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.
We have operations located in regions of the U.S. and internationally that may be exposed to natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenue from sales to customers, we could experience a material adverse effect on our financial position and results of operations.

We depend on our teaming arrangements and relationships with other contractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenue, profitability and growth prospects could be adversely affected.
We rely on our teaming relationships and other arrangements with other prime contractors in order to submit bids for large procurements or other opportunities where we believe the combination of services provided by us and the other companies will help us to win and perform the contract. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract.
Government withholding regulations could adversely affect our operating performance.
A DFARS rule allows withholding of a percentage of payments when a contractor’s business system has one or more significant deficiencies. The DFARS rule applies to CAS covered contracts that have the DFARS clause in the contract terms and conditions. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up to 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency as defined by the DoD is a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.” If we have significant deficiencies and contract payments are withheld, our revenue and financial position may be adversely affected.
The effects of changes in worldwide economic and capital markets conditions may significantly affect our ability to maintain liquidity or procure capital.
Our business may be adversely affected by factors in the U.S. and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which our company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which our company operates. If we lose access to our currently available revolving facility, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
Adverse changes to financial conditions also could jeopardize certain counterparty obligations, including those of our insurers and financial institutions and other third parties.
We may make or enter into acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
We may selectively pursue strategic acquisitions, investments and joint ventures. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, and subject us to liabilities and increase our risk of litigation, all of which could harm our business.
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
In the Distribution Agreement that we and Exelis entered into in connection with the Spin-off, Exelis agreed to indemnify us from certain claims and liabilities, and we agreed to indemnify Exelis for certain claims and liabilities as discussed further in Note 15, “Agreements and Transactions with Former Parent” in the Notes to Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K. Indemnities that we are required to provide Exelis may be significant and could negatively impact our business, particularly those indemnities relating to our actions that could impact the tax-free nature of the Spin-off. Third-parties could also seek to hold us responsible for any of the liabilities that Exelis has agreed to retain. Further, there can be no assurance that the indemnity from Exelis will be sufficient to protect us against the full amount of such liabilities, or that Exelis will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Exelis any amounts for which we are held liable, we may have to bear these losses ourselves until we receive these payments. Each of these risks could negatively affect our business, results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 143 locations in 18 countries on three continents. Our contract performance typically occurs on the government customer’s facility. Our significant locations are our corporate headquarters office located at 655 Space Center Drive, Colorado Springs, Colorado and our strategic information technology and network communications services operations office located at 11730 Plaza America Drive, Reston, Virginia. Both our Colorado Springs and Reston offices are leased and have approximately 104,000 and 7,000 square feet, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we are defending a purported class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against our former parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by our former parent due to an alleged violation of Kuwait labor law. On November 3, 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Vectrus continues to vigorously defend the case, and plans to file a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
See Note 16, "Commitments and Contingencies" in the Notes to Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET PRICES AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VEC". Our common stock started trading on the NYSE in September 2014. As of February 22, 2017, there were approximately 6,053 stockholders of record and 10.9 million outstanding shares of common stock.
The trading price data, as reported on the NYSE for the indicated periods, are as follows:

	Year Ended December 31, 2016
	Sales Price
	High	Low
1st Quarter	$23.04	$17.78
2nd Quarter	$29.20	$21.36
3rd Quarter	$34.56	$15.23
4th Quarter	$25.10	$15.91

	Year Ended December 31, 2015
	Sales Price
	High	Low
1st Quarter	$33.75	$24.94
2nd Quarter	$28.53	$23.90
3rd Quarter	$26.91	$22.05
4th Quarter	$26.14	$20.89
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
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2016.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return on our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from September 16, 2014 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2016. Our common stock began “regular-way” trading in connection with the Spin-off on September 29, 2014. "When-issued" trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. "Regular-way" trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The above graph assumes the following:

(1)	$100 invested at the close of business on September 16, 2014, in Vectrus common stock, Russell 2000 Index and S&P Aerospace & Defense Select Industry Index.

(2)	The cumulative total return assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The financial statements presented in this Annual Report on Form 10-K represent:
(i) periods prior to September 27, 2014 when we were part of Exelis (referred to as "Combined Financial Statements") and
(ii) the period as of and subsequent to September 27, 2014 when we became a separate publicly traded company (referred to as "Consolidated Financial Statements").
The statement of income data for each of the three years ended December 31, 2016 and 2015 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the year ended December 31, 2014 is derived from audited combined financial statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2016 and 2015 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2014 is derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2013 is derived from audited combined financial statements not included in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2013 and 2012 are derived from audited combined financial statements that are not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2012 is derived from unaudited combined financial statements that are not included in this Annual Report on Form 10-K, which has been prepared on the same basis as the audited data and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information set forth herein.

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Results of Operations
Total Revenue	$1,190,519	$1,180,684	$1,203,269	$1,511,638	$1,828,364
Operating income	42,826	39,962	38,417	131,322	110,351
Operating margin	3.6%	3.4%	3.2%	8.7%	6.0%
Net income	$23,655	$30,973	$22,812	$84,392	$74,665
Basic earnings per common share ¹	$2.21	$2.94	$2.18	$8.06	$7.13
Diluted earnings per common share ¹	$2.16	$2.86	$2.13	$8.06	$7.13
Financial Position
Total assets	465,305	484,396	499,491	489,164	591,139
Total debt	$85,000	$111,615	$137,375	$—	$—

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
The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: Our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening or customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; our ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operation; changes in our tax provisions or exposure to additional income tax liabilities and other risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
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
Overview
Vectrus is a leading provider of services to the U.S. government worldwide. We operate in one segment and offer the following services: facility and logistics services and information technology and network communications services.
On September 27, 2014, Exelis completed the Spin-off of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment and Vectrus became an independent, publicly traded company.
Our primary customer is the U.S. DoD, with a high concentration in the U.S. Army. For each of the years ended December 31, 2016, 2015 and 2014, we had total revenue of $1.2 billion, all of which was derived from U.S. government customers. For the years ended December 31, 2016, 2015 and 2014, we generated approximately 84%, 85% and 88%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $9.8 million, or 0.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in revenue was attributable mainly to higher activity in our Middle East programs of $130.9 million, offset by decreases of $80.1 million from our Afghanistan programs, $35.7 million from our U.S. programs and $5.3 million from our European programs.
Operating income for the year ended December 31, 2016, was $42.8 million, an increase of $2.9 million, or 7.2%, compared to the year ended December 31, 2015. This increase was primarily due to higher operating income of $13.7 million from our Middle East programs and $0.4 million from our European programs, offset by decreases of $7.4 million in lower operating income from our Afghanistan programs and $3.8 million from our U.S. programs.
During the performance of our long-term contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $7.5 million and decreased operating income by

$1.9 million for the year ended December 31, 2016 and December 31, 2015, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to the year ended December 31, 2016, compared to the year ended December 31, 2015 and the year ended December 31, 2015, compared to the year ended December 31, 2014, are contained in the Discussion of Financial Results section.
Recent Developments
In October 2014, a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the GAO denied protests of the Thule Contract filed by three unsuccessful bidders, and all three of them filed subsequent protests with the U.S. Court of Federal Claims. Following a lengthy litigation process, the cases related to the Thule Contract award protests were dismissed in October 2016. On December 14, 2016, the Air Force directed our Danish subsidiary to begin the transition process for the Thule Contract. On January 31, 2017, the Court of Federal Claims granted one protestor’s motion for reconsideration to address two claims that were not expressly ruled upon in the court’s dismissal of the case in October 2016. Our Danish subsidiary has begun the phase-in period, with full contract operations scheduled to begin on October 1, 2017.
On November 30, 2016, Kenneth Hunzeker, our former CEO, notified the Company of his intention to retire. Mr. Hunzeker's last day of active full-time employment with Vectrus was December 5, 2016. On November 30, 2016, our Board of Directors appointed Charles L. Prow, as President and Chief Executive Officer and a member of the Board of Directors, effective December 6, 2016.
On December 21, 2016, the GAO issued its decision denying Vectrus’ protest in connection with its not being selected for the renewal of the Kuwait based Army Pre-Positioned Stocks-5 (APS-5 Kuwait) contract, which was combined with the APS-5 Qatar contract for the solicitation and award. As previously disclosed, Vectrus filed the post-award protest with the GAO on the APS-5 Kuwait/Qatar award on September 13, 2016. The contract's final extension runs through the first quarter of 2017.
Recent developments regarding certain significant contracts are discussed in "Significant Contracts" below.
Significant Contracts
The table below reflects contracts that accounted for more than 10% of our total revenue for the years ended December 31, 2016, 2015 and 2014:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2016	2015	2014
Kuwait Base Operations and Security Support Services (K-BOSSS)	36.8%	32.6%	31.4%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	15.1%	14.0%	13.2%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	12.8%	11.6%	11.5%
Logistics Civilian Augmentation Program (LOGCAP)	3.3%	7.4%	12.2%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payments, and other contract modifications within the term of the contract resulting in changes to the total contract value.
U.S. government contracts are multi-year contracts and typically include an initial period of one year or less with annual one year (or less) option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised by the U.S. government. The right to exercise an option period is at the sole discretion of the U.S. government. The U.S. government may also extend the term of a program by issuing extensions or bridge contracts, typically for periods of one year or less.
The K-BOSSS contract commenced in November 2010 and currently is exercised through March 28, 2017. The right to exercise an option period is at the sole discretion of the U.S. government. On September 29, 2016, we announced that we were not awarded the renewal of the K-BOSSS contract. We filed a post-award protest with the GAO on the K-BOSSS award on October 11, 2016. On November 7, 2016, we were notified by the Army that it was taking corrective action to resolve the protest of the K-BOSSS contract award. As such, the solicitation for the K-BOSSS contract was amended and re-issued to the original bidders. We are awaiting a decision on the amended solicitation as our revised proposal is currently under evaluation by the Army. Based on the current status of the solicitation for the K-BOSSS contract, our knowledge of the history and timing of prior solicitations on the K-BOSSS contract and the expected phase-in period for a successful bidder, management believes the K-BOSSS contract could extend into the third quarter of 2017.
The APS-5 Kuwait contract commenced in April 2010 and ran through February 28, 2017. On September 1, 2016, we announced that we were not awarded the renewal of the APS-5 Kuwait contract. For the re-competition award, the APS-5 Kuwait contract was combined with the APS-5 Qatar contract as the APS-5 Kuwait/Qatar contract. We have operated the APS-5 Qatar contract since May 2011. In each of the periods presented, the APS-5 Qatar contract did not exceed 10% of our revenue. We have accounted for the APS-5 Kuwait and APS-5 Qatar contracts separately through the end date of the contracts. We filed a post-award protest on the APS-5 Kuwait/Qatar contract award with the GAO on September 13, 2016. On December 21, 2016, the GAO issued its decision denying our protest of the APS-5 Kuwait/Qatar contract award. The APS-5 Kuwait contract's final extension runs through the first quarter of 2017.
Performance on the OMDAC-SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised three option years through May 2017. The contract has one additional option period, which runs through May 2018, which has not been exercised by the U.S. government at this time.
Performance on the LOGCAP contract commenced in July 2011 as a subcontract basic ordering agreement in Afghanistan with task orders awarded at the discretion of the prime contractor. The contract ended in June 2016.
We anticipate the loss of the APS-5 Kuwait contract with associated revenue and costs will not have a material impact on our liquidity.
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
Total backlog decreased by $56.3 million in the year ended December 31, 2016. As of December 31, 2016, total backlog (funded and unfunded) was $2.4 billion.

	As of December 31,
(In millions)	2016	2015
Funded backlog	$665	$685
Unfunded backlog	1,691	1,727
Total backlog	$2,356	$2,412
Funded orders, which are different from funded backlog, represent orders for which funding was received during the period. We received funded orders of $1.2 billion during the year ended December 31, 2016, which was an increase of $118.9 million compared to the year ended December 31, 2015 due to the timing of funded orders for some of our contracts.
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

We anticipate and will be experiencing reductions in revenue and profitability related to certain programs in which we participate, including from the contracts that are terminating due to our not being selected for re-compete awards. However, other programs are expanding. We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communications networks operational; (ii) operating and repairing utilities such as electricity and gas; and (iii) providing firefighting services. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.
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
In addition to the key performance measures discussed above, we consider adjusted revenue and adjusted operating income to be useful to management and investors in evaluating our operating performance for the periods presented and to provide a tool for evaluating our ongoing operations. Adjusted revenue, a non-GAAP measure, is defined as revenue adjusted to exclude the Tethered Aerostat Radar System (TARS) program revenue, which was retained by Exelis. Adjusted operating income, a non-GAAP measure, is defined as operating income, adjusted to exclude items that may include, but are not limited to, other income; significant charges or credits that impact current results but are not related to our ongoing operations; unusual and infrequent non-operating items and non-operating tax settlements or adjustments, such as separation costs incurred to become a stand-alone public company and tax indemnifications in connection with the Spin-off. We believe that this information can assist investors in assessing our financial performance and measures our ability to generate capital for use among competing strategic alternatives and initiatives. Adjusted revenue and adjusted operating income, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue or operating income, as determined in accordance with GAAP. Adjusted operating margin, a non-GAAP measure, is defined as adjusted operating income divided by revenue.
Reconciliations of adjusted revenue to revenue and adjusted operating income to operating income are provided below.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenue	$1,190,519	$1,180,684	$1,203,269
TARS revenue	—	—	31,315
Adjusted revenue	$1,190,519	$1,180,684	$1,171,954

Net income	$23,655	$30,973	$22,812
Income tax expense	13,532	2,458	14,079
Interest (expense) income, net	(5,639)	(6,531)	(1,526)
Operating income	42,826	39,962	38,417
Operating margin	3.6%	3.4%	3.2%
TARS operating income (pretax)	—	—	(1,623)
Separation costs to become a stand-alone public company (pretax)	—	177	13,237
Tax indemnification	—	3,300	—
Adjusted operating income	$42,826	$43,439	$50,031
Adjusted operating margin	3.6%	3.7%	4.3%

DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2016, compared to Year ended December 31, 2015
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2016	2015	$	%
Revenue	$1,190,519	$1,180,684	$9,835	0.8%
Cost of revenue	1,083,607	1,075,035	8,572	0.8%
% of revenue	91.0%	91.1%
Selling, general and administrative	64,086	65,687	(1,601)	(2.4)%
% of revenue	5.4%	5.6%
Operating income	42,826	39,962	2,864	7.2%
Operating margin	3.6%	3.4%
Interest (expense) income, net	(5,639)	(6,531)	892	(13.7)%
Income before taxes	37,187	33,431	3,756	11.2%
% of revenue	3.1%	2.8%
Income tax expense	13,532	2,458	11,074	450.5%
Effective income tax rate	36.4%	7.4%
Net Income	$23,655	$30,973	$(7,318)	(23.6)%
Revenue
Revenue for the year ended December 31, 2016, was $1.2 billion, reflecting an increase of $9.8 million, or 0.8%, as compared to the year ended December 31, 2015. The increase in revenue was attributable mainly to higher activity in our Middle East contracts of $130.9 million. The increase in revenue was partially offset by decreases in revenue in our Afghanistan programs of $80.1 million, our U.S. programs of $35.7 million and our European programs of $5.3 million.
Cost of Revenue
The increase in cost of revenue of $8.6 million, or 0.8%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to higher revenue as described above.

Selling, General & Administrative (SG&A) Expenses
For the year ended December 31, 2016, SG&A expenses of $64.1 million decreased by $1.6 million, or 2.4%, as compared to $65.7 million for the year ended December 31, 2015.
For the year ended December 31, 2016, SG&A expenses increased by $2.7 million due to costs associated with a work force reduction and CEO transition expenses and higher legal expenses of $1.1 million. These increases were offset by lower stock-based compensation expense of $2.0 million and the impact of items in the following paragraph that affected 2015 SG&A. We anticipate an annual savings of approximately $7.6 million related to the work force reduction in 2016.
For the year ended December 31, 2015, we recognized additional SG&A costs due to the one-time settlement of a tax indemnification of $3.3 million as described in Note 3, “Income Taxes” in the Notes to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and a one-time settlement of a receivable indemnified by Exelis of $0.2 million as described in Note 5, "Receivables" in the Notes to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.
Operating Income
Operating income for the year ended December 31, 2016, increased by $2.9 million, or 7.2%, as compared to the year ended December 31, 2015.
Operating income as a percentage of revenue was 3.6% for the year ended December 31, 2016, compared to 3.4% for the year ended December 31, 2015.
Aggregate cumulative catch-up adjustments for the years ended December 31, 2016 and 2015 increased operating income by $7.5 million and decreased operating revenue by $1.9 million, respectively. The aggregate cumulative catch-up adjustments for the year ended December 31, 2016 related to approved contract modifications and extensions with higher margins associated with labor-related items and additional negotiated fees, offset by lower earned incentive fees and higher subcontractor costs. The aggregate cumulative catch-up adjustments for the year ended December 31, 2015 related to the early closure of sites in Afghanistan and contract line item realignments with our customers offset by operational efficiencies related primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2016 and 2015 were $15.3 million and $9.7 million favorable to operating income, respectively, and $7.8 million and $11.6 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,		Change
(In thousands)	2016	2015	$	%
Interest income	$41	$80	$(39)	(48.6)%
Interest (expense)	(5,680)	(6,611)	(931)	(14.1)%
Interest (expense) income, net	$(5,639)	$(6,531)	$(892)	(13.7)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs and a derivative instrument used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $0.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to a lower average debt balance in 2016.
Income Tax Expense
We recorded income tax expense of $13.5 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively, which represented effective income tax rates of 36.4% and 7.4%, respectively. The lower effective income tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2016 was due to the one-time settlement of tax positions in 2015 as described in Note 3, “Income Taxes” in the Notes to Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.

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
Revenue
Revenue for the year ended December 31, 2015, was $1.2 billion, reflecting a decrease of $22.6 million, or 1.9%, as compared to the year ended December 31, 2014. The decline in revenue was attributable mainly to lower activity in our Afghanistan-based contracts. Programs with contract activity in Afghanistan experienced declines in revenue of approximately $102.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, as maintenance responsibility was transferred to local Afghans on certain contracts and facility service levels were reduced to align with changing U.S. government priorities in Afghanistan. The decrease was also due to the absence of $31.3 million in revenue from the TARS program, which was retained by Exelis following the Spin-off in September 2014. The decrease in revenue was partially offset by a $111.1 million increase in revenue from our non-Afghanistan contracts, including our ACE-IT and TSBMC contracts, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Cost of Revenue
The decrease in the cost of revenue of $9.5 million, or 0.9%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to lower revenue as described above. The cost of revenue as a percentage of revenue increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to the declining leverage of certain contract costs as a result of lower revenue in our Afghanistan-based programs.
SG&A Expenses
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
Aggregate cumulative catch-up adjustments for the years ended December 31, 2015 and 2014, decreased operating income by $1.9 million and $2.6 million, respectively. The aggregate cumulative catch-up adjustments for the years ended December 31, 2015 and 2014 relate to the early closure of sites in Afghanistan and contract line item realignments with our customers offset by operational efficiencies related primarily to cost savings from decreased staffing levels due to productivity improvements on maturing contracts. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2015 and 2014 were $9.7 million and $4.0 million favorable to operating income, respectively, and $11.6 million and $6.6 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,		Change
(In thousands)	2015	2014	$	%
Interest income	$80	$52	$28	53.8%
Interest (expense)	(6,611)	(1,578)	5,033	100%+
Interest (expense) income, net	$(6,531)	$(1,526)	$5,005	100%+
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
If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We anticipate the loss of the APS-5 Kuwait contract with associated revenue and costs will not have a material impact on our liquidity.
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. Approximately $14.6 million of our total $47.7 million in cash at December 31, 2016 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In connection with the Spin-off, we entered into a senior secured credit facility consisting of five-year term loan facility (the Term Loan) in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the Consolidated and Combined Financial Statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. During 2016, 2015 and 2014, we made principal payments on the Term Loan of $29.0 million, $23.4 million and $2.6 million, respectively, reducing the principal balance on the Term Loan to $85.0 million as of December 31, 2016. In addition to the quarterly installments on the Term Loan, we voluntarily prepaid $15.0 million and $12.0 million of the principal of the Term Loan during the years ended December 31, 2016 and 2015, respectively. There were no outstanding borrowings under the Revolver at December 31, 2016.

At December 31, 2016, there were eight letters of credit outstanding in the aggregate amount of $12.3 million, which reduced our borrowing availability to $62.7 million under the Revolver.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 57 and 68 days as of December 31, 2016 and 2015, respectively. Continuous improvement in our collections process contributed to a lower DSO as of December 31, 2016.
The following table sets forth net cash provided by operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating activities	$36,618	$18,880	$42,979
Investing activities	(52)	118	(3,350)
Financing activities	(28,062)	(21,710)	(6,607)
Foreign exchange	(848)	(116)	(645)
Net change in cash	$7,656	$(2,828)	$32,377
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015. Net cash provided by operating activities for the year ended December 31, 2016 consisted of favorable net working capital changes of $4.7 million due to the timing of cash collections and payments, as reflected in receivables, non-cash items of $8.2 million and net income of $23.7 million.
Net cash provided by operating activities during the year ended December 31, 2015 consisted of net income of $31.0 million, increased by non-cash items of $11.6 million, offset by other unfavorable net working capital changes of $23.7 million due to the timing of cash collections and payments, as reflected in receivables and other liabilities.
Net cash provided by operating activities during the year ended December 31, 2014 consisted of net income of $22.8 million, increased by non-cash items of $4.7 million and favorable net working capital changes of $15.5 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable and deferred taxes.
Net cash used in investing activities for the year ended December 31, 2016 consisted of capital expenditures for the purchase of capital assets offset by proceeds received from the disposition of capital assets and a distribution from an equity investment (see Note 1, "Description of Business and Summary of Significant Accounting Policies - Equity Investment," in the Notes to our Consolidated and Combined Financial Statements in this Annual Report on Form 10-K). Capital expenditures during the year ended December 31, 2016 were primarily for the purchase of hardware and software related to ongoing operations. Net cash provided by investing activities during the year ended December 31, 2015 primarily related to capital expenditures for the purchase of hardware and software related to ongoing operations and a distribution from an equity investment. Net cash used in investing activities during the year ended December 31, 2014 was primarily related to capital expenditures for the purchase of hardware and software driven by our separation from Exelis offset by proceeds received from the disposition of capital assets.
Net cash used in financing activities during the year ended December 31, 2016 consisted of repayments of long-term debt of $29.0 million, payments related to employee withholding taxes on share-based compensation in the amount of $1.0 million and a payment of $0.2 million related to an amendment of our credit agreement, offset by $2.1 million in cash received from the exercise of stock options. During the year ended December 31 2016, we borrowed and repaid a total of $74.0 million from the Revolver to meet short-term working capital requirements.
Net cash used in financing activities for the year ended December 31, 2015 was comprised of repayments of long-term debt of $23.4 million, repayment of financed insurance obligations of $12.1 million and payments related to employee withholding taxes on share-based compensation in the amount of $1.3 million, offset by cash provided by an arrangement the Company entered into to finance certain of its insurance obligations in the amount of $14.9 million and $0.2 million in cash received from the exercise of stock options. During the year ended December 31 2015, we borrowed and repaid a total of $324.0 million from the Revolver to meet short-term working capital requirements.
Net cash used in financing activities for the year ended December 31, 2014 was comprised of $140.0 million received under the Term Loan, net of $3.7 million of debt issuance costs (see Note 6, "Debt" in the Notes to the Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K) and a final working capital adjustment payment from Exelis to the Company of $2.6 million, offset by a distribution to a subsidiary of Exelis of $136.3 million, transfers to and from Exelis in connection with the Spin-off (see Note 15, "Agreements and Transactions with Former Parent" in the Notes to Consolidated and Combined Financial Statements included in the Annual Report on Form 10-K) of $6.4 million, $2.6 million in repayments of long-term debt and $0.2 million was used in the payment of employee withholding taxes on share-based compensation. During the year ended December 31 2014, we borrowed and repaid a total of $23.0 million from the Revolver to meet short-term working capital requirements.
Capital Resources
At December 31, 2016, we held cash of $47.7 million, which included $14.6 million held by foreign subsidiaries, and had $62.7 million of available borrowing capacity under the Revolver which expires on September 17, 2019. We believe that our cash at December 31, 2016, as supplemented by cash flows from operations and the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2016:

	Payments Due by Period
		Less than 1 Year
(In thousands)	Total		1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$6,422	$3,298	$2,548	$576	$—
Principal payments on Term Loan	85,000	15,750	69,250	—	—
Interest on Term Loan and Revolver ¹	5,831	3,066	2,765	—	—
Severance costs	1,202	617	585	—	—
Total	$98,455	$22,731	$75,148	$576	$—

¹ There were no outstanding borrowings on the Revolver at December 31, 2016.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases, as discussed above, and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. At December 31, 2016, there were eight letters of credit outstanding in the aggregate amount of $12.3 million, which reduced our borrowing availability to $62.7 million under the Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At December 31, 2016, we had no material off-balance sheet arrangements other than operating leases.

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
Revenue Recognition
As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursable contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the accompanying Consolidated Balance Sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
During the performance of our long-term contracts, estimated final contract prices and costs are reviewed periodically and changes are made as required and recorded as changes in revenue and cost of revenue in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in contract revenue and cost estimates and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percentage of completion. Changes in estimated revenue and cost could result in a forward loss or an adjustment to a forward loss. Provisions for estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined and are recorded as a component of cost of revenue.
In certain circumstances, pricing for contract elements, or contract line items, is finalized during or after work commences on the specified activity.
Aggregate revenue from our three largest contracts during 2016, which consisted of the K-BOSSS contract, the APS-5 Kuwait contract and the OMDAC-SWACA contract, which are described above under "Significant Contracts" was approximately $0.8 billion, or 65.0%, of our revenue for the year ended December 31, 2016.
Contract option exercises are at the sole discretion of the U.S. government. Changes in contract revenue and cost estimates on our largest contracts could result in significant cumulative catch-up adjustments to the contract’s inception to date revenue, cost of revenue and profit in the period in which such changes are made. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Due to the significance of judgment in the estimated final contract prices and costs, it is likely that materially different revenue, cost of revenue and profit amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, or other circumstances, will adversely or positively affect financial performance in future periods.

Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing during the fourth fiscal quarter. The impairment test is a two-step process measuring the magnitude of any impairment. In the first step, the estimated fair value of the reporting unit is developed and compared to the carrying value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies. No impairment charges related to goodwill have been recorded during 2016, 2015 and 2014.
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
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. We believe all of our deferred tax assets are realizable with the exception of the net operating loss in Denmark. As such, we believe a valuation allowance is only required with regard to the net operating loss carryforward in that country.
Our effective tax rate reflects the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the U.S. and provide the U.S. Federal taxes due only on these amounts. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our actual remittance amounts and, accordingly, our effective tax rate.
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
New Accounting Pronouncements
See Part IV, Item 15, Note 2, "Recent Accounting Pronouncements" in the Notes to Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K for information regarding accounting pronouncements and accounting standards updates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated and Combined Financial Statements herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of its assessment with our Audit Committee.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectrus, Inc.
Colorado Springs, Colorado

We have audited the internal control over financial reporting of Vectrus, Inc. (the "Company") as of December 31, 2016, based criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 1, 2017

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2016 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Description of Business".
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated and Combined Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.

2.	See Exhibit Index beginning on page 45 for a list of the exhibits filed or incorporated herein as a part of this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTRUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectrus, Inc.
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Vectrus, Inc. (the "Company") as of December 31, 2016 and 2015, respectively, and the related consolidated and combined statements of income, comprehensive income, cash flows, and shareholders’ and parent company equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Vectrus, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

As described in Note 1 to the consolidated and combined financial statements, on and prior to September 26, 2014, the combined financial statements were prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 1, 2017

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Revenue	$1,190,519	$1,180,684	$1,203,269
Cost of revenue	1,083,607	1,075,035	1,084,512
Selling, general and administrative expenses	64,086	65,687	80,340
Operating income	42,826	39,962	38,417
Interest (expense) income, net	(5,639)	(6,531)	(1,526)
Income from operations before income taxes	37,187	33,431	36,891
Income tax expense	13,532	2,458	14,079
Net income	$23,655	$30,973	$22,812

Earnings per share
Basic	$2.21	$2.94	$2.18
Diluted	$2.16	$2.86	$2.13
Weighted average common shares outstanding - basic	10,714	10,551	10,476
Weighted average common shares outstanding - diluted	10,974	10,825	10,692

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income	$23,655	$30,973	$22,812
Other comprehensive loss, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	216	(43)	—
Net (loss) gain reclassified to interest expense	(2)	3	—
Tax (expense) benefit	(76)	14	—
Net change in derivative instrument	138	(26)	—
Foreign currency translation adjustments	(975)	(1,186)	(1,642)
Other comprehensive loss, net of tax	(837)	(1,212)	(1,642)
Total comprehensive income	$22,818	$29,761	$21,170
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share information)	2016	2015
Assets
Current assets
Cash	$47,651	$39,995
Receivables	172,072	210,561
Costs incurred in excess of billings	11,002	1,243
Other current assets	13,412	9,708
Total current assets	244,137	261,507
Property, plant, and equipment, net	3,061	4,762
Goodwill	216,930	216,930
Other non-current assets	1,177	1,197
Total non-current assets	221,168	222,889
Total Assets	$465,305	$484,396
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$118,055	$122,442
Billings in excess of costs	1,421	6,025
Compensation and other employee benefits	34,917	36,783
Short-term debt	15,750	22,000
Other accrued liabilities	17,693	25,268
Total current liabilities	187,836	212,518
Long-term debt, net	67,842	89,615
Deferred tax liability	89,667	91,343
Other non-current liabilities	2,559	1,610
Total non-current liabilities	160,068	182,568
Total liabilities	347,904	395,086
Commitments and contingencies (Note 16)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,894,924 and 10,612,246 shares issued and outstanding	109	106
Additional paid in capital	63,910	58,640
Retained earnings	57,959	34,304
Accumulated other comprehensive loss	(4,577)	(3,740)
Total shareholders' equity	117,401	89,310
Total Liabilities and Shareholders' Equity	$465,305	$484,396
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating activities
Net income	$23,655	$30,973	$22,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,920	3,138	2,149
Loss on disposal of property, plant, and equipment	405	686	103
Stock-based compensation	4,649	6,658	2,324
Amortization of debt issuance costs	1,198	1,130	185
Changes in assets and liabilities:
Receivables	37,814	(9,886)	21,608
Other assets	(13,903)	12,005	(1,329)
Accounts payable	(3,766)	8,874	6,169
Billings in excess of costs	(4,605)	219	(5,266)
Deferred taxes	(2,163)	(9,404)	11,282
Compensation and other employee benefits	(1,808)	275	(13,245)
Other liabilities	(6,778)	(25,788)	(3,813)
Net cash provided by operating activities	36,618	18,880	42,979
Investing activities
Purchases of capital assets	(741)	(793)	(3,847)
Proceeds from the disposition of assets	116	387	497
Distributions from equity investment	573	524	—
Net cash (used in) provided by investing activities	(52)	118	(3,350)
Financing activities
Proceeds from issuance of long-term debt	—	—	140,000
Repayments of long-term debt	(29,000)	(23,375)	(2,625)
Proceeds from revolver	74,000	324,000	23,000
Repayments of revolver	(74,000)	(324,000)	(23,000)
Distribution to subsidiary of Exelis	—	—	(136,281)
Proceeds from exercise of stock options	2,146	239	—
Payment of debt issuance costs	(221)	—	(3,701)
Proceeds from insurance financing	—	14,857	—
Repayments of insurance financing	—	(12,130)	—
Payments of employee withholding taxes on share-based compensation	(987)	(1,301)	(229)
Working capital adjustment payment from Exelis	—	—	2,600
Transfer to Former Parent, net	—	—	(6,371)
Net cash (used in) financing activities	(28,062)	(21,710)	(6,607)
Exchange rate effect on cash	(848)	(116)	(645)
Net change in cash	7,656	(2,828)	32,377
Cash-beginning of year	39,995	42,823	10,446
Cash-end of year	$47,651	$39,995	$42,823
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,278	$6,047	$1,201
Income taxes paid	$26,068	$16,096	$2,667
Non-cash investing activities: Purchase of capital assets on account	$—	$—	$92
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

VECTRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' AND PARENT COMPANY EQUITY

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Income	Net Parent Company Equity	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2013	—	$—	$—	$—	$(886)	$192,218	$191,332
Net income	—	—	—	3,331	—	19,481	22,812
Foreign currency translation adjustments	—	—	—	—	(1,642)	—	(1,642)
Transfer to former parent, net	—	—	—	—	—	(6,371)	(6,371)
Distribution to subsidiary of Exelis	—	—	—	—	—	(136,281)	(136,281)
Spin-off related adjustments	—	—	—	—	—	(17,841)	(17,841)
Employee stock awards and stock options	11	—	(229)	—	—	—	(229)
Stock-based compensation	—	—	2,095	—	—	—	2,095
Reclassification of net parent equity to common stock and additional paid-in capital in conjunction with the Spin-off	10,474	105	51,101	—	—	(51,206)	—
Balance at December 31, 2014	10,485	$105	$52,967	$3,331	$(2,528)	$—	$53,875
Net income	—	—	—	30,973	—	—	30,973
Foreign currency translation adjustments	—	—	—	—	(1,186)	—	(1,186)
Unrealized (loss) gain on cash flow hedge	—	—	—	—	(26)	—	(26)
Employee stock awards and stock options	127	1	(577)	—	—	—	(576)
Stock-based compensation	—	—	6,250	—	—	—	6,250
Balance at December 31, 2015	10,612	$106	$58,640	$34,304	$(3,740)	$—	$89,310
Net income	—	—	—	23,655	—	—	23,655
Foreign currency translation adjustments	—	—	—	—	(975)	—	(975)
Unrealized (loss) gain on cash flow hedge	—	—	—	—	138	—	138
Employee stock awards and stock options	283	3	1,288	—	—	—	1,291
Stock-based compensation	—	—	3,982	—	—	—	3,982
Balance at December 31, 2016	10,895	$109	$63,910	$57,959	$(4,577)	$—	$117,401
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the U.S. government worldwide. We operate in one segment and offer the following services: facility and logistics services and information technology and network communications services.
On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus, formerly Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment, and Vectrus became an independent, publicly traded company. Vectrus was incorporated in the State of Indiana on February 4, 2014.
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation in May 2015.
Principles of Consolidation and Equity Investment
Vectrus consolidates companies in which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now CB&I Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the Consolidated and Combined Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Consolidated and Combined Statements of Cash Flows. Any remaining cash distribution is recorded in other assets in the Consolidated and Combined Statements of Cash Flows.
Principles of Combination and Basis of Presentation
The Consolidated and Combined Financial Statements reflect the consolidated operations of Vectrus as a separate stand-alone entity. Prior to September 27, 2014, our Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and have been derived from the consolidated financial statements of Exelis and accounting records of Exelis. The Consolidated and Combined Financial Statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with U.S. generally accepted accounting principles (GAAP).
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
Prior to September 27, 2014, our Consolidated and Combined Financial Statements included expenses of Exelis allocated to us for certain functions provided by Exelis, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. We consider the basis on which the expenses had been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the organization of our operations, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our Spin-off from Exelis, we perform these functions using our own resources or purchased services. For an interim period, however, some of these functions were provided by Exelis under a transition services agreement (See Note 15, "Agreements and Transactions with Former Parent").
Exelis used a centralized approach to cash management and financing of its operations. Prior to the Spin-off, the majority of our cash was transferred to Exelis daily and Exelis funded our operating and investing activities as needed. Cash transfers to and from the cash management accounts of Exelis are reflected in the Consolidated and Combined Statements of Cash Flows as “Transfer to Former Parent, net.”
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
Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursable contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the accompanying Consolidated Balance Sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
During the performance of our long-term contracts, estimated final contract prices and costs are reviewed periodically and changes are made as required and recorded as changes in revenue and cost of revenue in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.
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

Cumulative catch-up adjustments for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Favorable adjustments	$15,296	$9,721	$3,981
Unfavorable adjustments ¹	(7,837)	(11,641)	(6,629)
Net favorable (unfavorable) adjustments	$7,459	$(1,920)	$(2,648)
¹ Of the $6.6 million unfavorable change in estimates in 2014, $2.5 million is due to the TARS program, which was retained by Exelis following the Spin-off.
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For each of the years ended December 31, 2016, 2015 and 2014, we had total revenue of $1.2 billion, all of which was derived from U.S. government customers. For the years ended December 31, 2016, 2015 and 2014, we generated approximately 84%, 85% and 88%, respectively, of our total revenue from the U.S. Army.
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
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing during the fourth fiscal quarter. The impairment test is a two-step process measuring the magnitude of any impairment. In the first step, the estimated fair value of the reporting unit is developed and compared to the carrying value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies. No impairment charges related to goodwill have been recorded during 2016, 2015 or 2014. There were no acquisitions during the years ended December 31, 2016 and 2015 or any prior periods.
Severance Expense
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
Segment Information
Management has concluded that the Company operates in one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, all of our revenue for the years ended December 31, 2016, 2015 and 2014 was with the U.S. government.
Commitments and Contingencies
We record accruals for commitments and loss contingencies when they are probable of occurrence and the amounts can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information.
Earnings Per Share
We compute earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods.
Derivative Instruments
Derivative instruments are recognized as either an asset or liability at fair value in our Consolidated Balance Sheets and are classified as current or long-term based on the scheduled maturity of the instrument. Our derivative instruments have been formally designated and qualify as part of a cash flow hedging relationship under applicable accounting standards.
The derivative instruments are adjusted to fair value through accumulated other comprehensive income (loss). If we were to determine that a derivative was no longer highly effective as a hedge, we would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive income (loss) to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.
Refer to Note 7, "Derivative Instruments" for additional information regarding our derivative activities.

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
May 2014, as amended in August 2015
Our initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and we are currently analyzing the potential impacts to the consolidated financial statements and related disclosures.
We plan to adopt the standard in the first quarter of 2018 using the modified retrospective transition method with a cumulative-effect adjustment to opening retained earnings.
We believe the most significant impact of the new guidance relates to our accounting for firm-fixed price contracts. Our firm-fixed price contracts will continue to recognize revenue and earnings over time because of the continuous transfer of services to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. However, we will be precluded from recognizing adjustments in estimated costs at completion as costs incurred in excess of billings on the balance sheet for firm-fixed price contracts. Adjustments in contract estimates for firm-fixed price contracts will result in more variability to revenue from period to period. The total impact of an adjustment in estimated profit recorded to date on a contract will continue to be recognized in the period it is identified (cumulative catch-up method). Despite this variability, a firm-fixed price contract’s cash flows and overall profitability at completion are the same. Anticipated losses on contracts will continue to be recognized in the quarter in which they are identified.

ASU 2016-02, Leases
The objective of the amendment to this standard is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of this standard is permitted.
February 2016
The primary effect of adopting the new standard will be to record assets and obligations for current operating leases. As disclosed in Note 10, there are $6.4 million in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will not have a material impact on our balance sheets and related disclosures.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
The objective of the standard is to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.
March 2016
We will adopt the standard in the first quarter of 2017.
All excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement prospectively. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur and we will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
We will also elect a new accounting policy in which we will no longer estimate the total number of awards for which the requisite service period will not be rendered. Instead, we will elect to account for award forfeitures as they occur.
The effect of the adoption will result in a cumulative-effect adjustment to opening retained earnings for unrecognized excess tax benefits and the effect of accounting for forfeitures as they occur, which is not expected to be material.
Cash paid by us when directly withholding shares for tax-withholding purposes will be classified as a financing activity and excess tax benefits will be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory
The objective of this standard is to require companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory ( e.g., intangible assets) when the transfer occurs. Prior to the implementation of this guidance, companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized, or impaired).
Companies will still be required to defer the income tax effects of intercompany sales and transfers of inventory in an exception to the income tax accounting guidance. The standard is effective in annual periods beginning after December 15, 2017, and interim periods within those periods.
Early adoption is permitted as of the beginning of an annual period.
	October 2016	We are currently evaluating the impact of adopting ASU 2016-16; however, the standard is not expected to have a material impact on our Consolidated and Combined Financial Statements.

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
ASU 2014-15, Presentation of Financial Statements
The objective of the standard is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted.
	August 2014	We have adopted the guidance as outlined in ASU 2014-15. The adoption had no impact on our financial statements.
Other new pronouncements issued but not effective until after December 31, 2016 are not expected to have a material impact on our financial position, results of operations or cash flows.

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
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. During the year ended December 31, 2016, we established a valuation allowance of $0.2 million for deferred tax assets that are not expected to be realized in the foreseeable future.
We provide for U.S. deferred taxes on the excess of financial reporting basis over the U.S. tax basis for our foreign earnings, when we do not plan to reinvest such earnings indefinitely outside the U.S.

The source of pre-tax income and the components of income tax expense at December 31, 2016, 2015 and 2014, respectively, are as follows:

(in thousands)	2016	2015	2014
Income Components
United States	$37,276	$33,274	36,377
Foreign	(89)	157	514
Total pre-tax income from continuing operations	$37,187	$33,431	$36,891
Income tax expense components
Current income tax provision
United States-Federal	$15,106	$10,549	$2,385
United States-State and local	311	401	29
Foreign	371	910	382
Total current income tax provision	15,788	11,860	2,796
Deferred income tax provision (benefit)
United States-Federal	(1,733)	(9,350)	10,385
United States-State and local	(278)	(42)	898
Foreign	(245)	(10)	—
Total deferred income tax provision (benefit)	(2,256)	(9,402)	11,283
Total income tax expense	$13,532	$2,458	$14,079
Effective income tax rate	36.4%	7.4%	38.2%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2016	2015	2014
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of Federal benefit	0.1%	0.7%	1.6%
Release of uncertain tax positions	—%	(29.9)%	—%
Indemnity expense	—%	3.3%	—%
Other	1.3%	(1.7)%	1.6%
Effective income tax rate	36.4%	7.4%	38.2%

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2016	2015
Deferred Tax Assets
Costs incurred in excess of billings	$506	$2,477
Compensation and benefits	10,816	11,353
Reserves	2,660	2,371
Other	3,116	3,332
Net Operating Losses	168	106
Subtotal	$17,266	$19,639
Valuation allowance	(157)	(96)
Total deferred tax assets	$17,109	$19,543
Deferred Tax Liabilities
Goodwill	$(77,171)	$(77,306)
Property, plant and equipment, net	(769)	(1,165)
Unbilled receivables	(27,431)	(31,218)
Other liabilities	(1,178)	(1,187)
Total deferred tax liabilities	$(106,549)	$(110,876)

Deferred taxes are classified in the Consolidated Balance Sheets as follows:

(in thousands)	2016	2015
Non-current assets	$227	$10
Non-current liabilities	89,667	91,343
Net deferred tax liabilities	$89,440	$91,333
Uncertain Tax Position
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2016, 2015 and 2014 is as follows:

(in thousands)	2016	2015	2014
Unrecognized tax benefits-January 1,	$—	$7,604	$8,541
Additions for:
Current year tax positions	429	—	—
Prior year tax positions	—	—	6,954
Reductions for:
Prior year tax positions	—	(7,604)	(7,891)
Unrecognized tax benefits-December 31,	$429	$—	$7,604
As of December 31, 2016, 2015 and 2014, unrecognized tax benefits from uncertain tax positions were $0.4 million, $0.0 million and $7.6 million, respectively. We effectively settled $6.9 million of unrecognized tax benefits during 2015 due to the resolution of examinations of tax returns of our Former Parent. The balance of $0.7 million was effectively settled with the filing of our 2014 income tax returns during 2015.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated and Combined Statements of Income. During 2016, 2015 and 2014, we recognized interest expense related to tax matters of $0.0 million, $0.1 million and $0.0 million, respectively. As of December 31, 2016, 2015, and 2014, we had interest accrued for tax matters of $0.0 million, $0.0 million and $0.6 million, respectively.

The following table summarizes the Company's earliest open tax years by major jurisdiction;

Jurisdiction	Earliest Open Year
United States	2013
Tax Indemnifications
In connection with the Spin-off, pursuant to a Tax Matters Agreement with our Former Parent, our Former Parent agreed to indemnify us for up to $3.3 million of income tax return liabilities, which were settled with the filing of our Former Parent’s 2014 income tax return during the year ended December 31, 2015. As a result, as of December 31, 2015, we reduced the tax liabilities, which were included in “other long term liabilities” in the Consolidated Balance Sheets, from $3.2 million to zero, which provided an income tax benefit of $3.2 million. We had a corresponding indemnification receivable, net of interest of $0.1 million, which was included in “other non-current assets” in the Consolidated Balance Sheets. We reduced the indemnification receivable from $3.3 million to zero, creating an expense of $3.3 million, which is included in "selling, general and administrative expenses" in the Consolidated and Combined Statements of Income for the year ended December 31, 2015. The net settlement of these tax liabilities and the indemnification receivable had no impact on our net income.

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

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Net Income	$23,655	$30,973	$22,812

Weighted average common shares outstanding	10,714	10,551	10,476
Add: Dilutive impact of stock options	97	98	76
Add: Dilutive impact of restricted stock units	163	176	140
Diluted weighted average common shares outstanding	10,974	10,825	10,692

Earnings per share
Basic	$2.21	$2.94	$2.18
Diluted	$2.16	$2.86	$2.13
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Anti-dilutive stock options	—	13	11
Anti-dilutive restricted stock units	9	—	—
Total	9	13	11

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2016	2015
Billed receivables	$41,992	$53,070
Unbilled contract receivables	127,150	154,658
Other	2,930	2,833
Receivables	$172,072	$210,561
As of December 31, 2016 and 2015, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $3.8 million of our unbilled contract receivables as of December 31, 2016 may not be collected within the next twelve months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers.
As part of the Spin-off, Exelis indemnified Vectrus for a receivable of approximately $11.4 million. We recorded a corresponding liability in other accrued liabilities on our Consolidated Balance Sheet as of December 31, 2015 because we were required to remit amounts collected related to the indemnified receivable to Harris Corporation. On November 19, 2015, we reached a settlement for the indemnified receivable of approximately $8.2 million. As part of the settlement, we cleared the corresponding liability by remitting payment of $8.2 million to Harris Corporation for the amount of the settlement. In addition, we recognized $0.2 million in selling, general and administrative expenses due to the effect of foreign currency translation during the period.

NOTE 6
DEBT
Senior Secured Credit Facilities

Term Loan and Revolver. In September 2014, Vectrus, Inc. and its wholly-owned subsidiary Vectrus Systems Corporation entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). The Credit Agreement provides for $215.0 million in senior secured financing, consisting of a $140.0 million five-year term loan facility (the Term Loan) and a $75.0 million five-year senior secured revolving credit facility (the Revolver, and together with the Term Loan, the Senior Secured Credit Facilities).
We used $136.3 million from the Term Loan to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Loan consisted of debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $1.2 million for the period ended December 31, 2016 and $1.1 million for the period ended December 31, 2015. These costs are included in interest expense in the Consolidated and Combined Statements of Income. The Term Loan amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of December 31, 2016, the balance outstanding under the Term Loan was $85.0 million. In addition to the quarterly installments, we voluntarily prepaid $15.0 million of the principal amount of the Term Loan during the year ended December 31, 2016.

The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of

December 31, 2016, there were eight letters of credit outstanding in the aggregate amount of $12.3 million, which reduced our borrowing availability to $62.7 million under the Revolver.

The Company's aggregate scheduled maturities of the Term Loan as of December 31, 2016, are as follows:

(In thousands)	Payments due
2017	$15,750
2018	35,875
2019	33,375
Total	$85,000
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
Mandatory Prepayments. The Term Loan requires the following mandatory prepayments, subject to certain thresholds, exceptions and reinvestment rights: (i) 100% of the net cash proceeds from the incurrence of indebtedness (other than permitted debt), non-ordinary course asset sales or other dispositions of property by Vectrus and its restricted subsidiaries; and (ii) 50% of excess cash flow with step-downs to 25% and 0% based on certain leverage ratios, commencing with the year ended December 31, 2015.
Voluntary Prepayments. We may voluntarily prepay the Term Loan in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs under certain conditions. Voluntary prepayments of the Term Loan will be applied to the remaining installments thereof as directed by us. We may reduce the commitments under the Revolver in whole or in part at any time without premium or penalty.

Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of December 31, 2016, the maximum amount of dividends we could pay was $12.9 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.25 to 1.00, which will step down to 3.00 to 1.00 beginning with the first quarter of 2017 and 2.75 to 1.00 beginning with the first fiscal quarter of 2018, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of December 31, 2016, we had a ratio of total consolidated indebtedness to EBITDA of 1.63 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 9.09 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of December 31, 2016.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at December 31, 2016 was 3.52%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of December 31, 2016 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Term Loan on the Consolidated Balance Sheet as of December 31, 2016 were as follows:

	December 31, 2016
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$15,750	$15,750
Long-term debt	69,250	69,250
Total debt	85,000	$85,000
Debt financing fees	(1,408)
Total debt with debt financing fees	$83,592
Carrying values and fair values of the Term Loan on the Consolidated Balance Sheet as of December 31, 2015 were as follows:

	December 31, 2015
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$22,000	$22,000
Long-term debt	92,000	92,000
Total debt	114,000	$114,000
Debt financing fees	(2,385)
Total debt with debt financing fees	$111,615

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
Derivative Instrument
On May 5, 2016 and May 5, 2015, we entered into derivative instruments to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Term Loan (the interest rate swaps). The interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with notional amounts totaling $51.5 million at December 31, 2016, are recorded at fair value.
The interest rate swaps are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contracts incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swaps are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, to interest expense on the Consolidated and Combined Statements of Income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense.

The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2016:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$86
Interest rate swap designated as cash flow hedge	Other non-current assets	$259
The following table summarizes the amount at fair value and location of the derivative instrument in the Consolidated Balance Sheet as of December 31, 2015:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$15
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$28
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of December 31, 2016, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

NOTE 8
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits were comprised of the following at December 31:

(In thousands)	2016	2015
Accrued salaries and wages	$14,741	$13,820
Accrued bonus	4,371	4,302
Accrued employee benefits	15,805	18,661
Total	$34,917	$36,783
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2016	2015
Workers' compensation, auto and general liability reserve	$6,123	$7,537
Defense Base Act insurance financing	—	2,727
Other accrued liabilities	$11,570	$15,004
Total	$17,693	$25,268

NOTE 9
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2016	2015
Buildings and improvements	$5,230	$4,866
Machinery and equipment	4,422	4,877
Furniture, fixtures and office equipment	3,721	3,772
Property, plant and equipment, gross	13,373	13,515
Less: accumulated depreciation and amortization	(10,312)	(8,753)
Property, plant and equipment, net	$3,061	$4,762
Depreciation expense of property, plant and equipment was $1.9 million, $3.1 million and $2.1 million in 2016, 2015, and 2014, respectively.

NOTE 10
LEASES AND RENTALS
Operating Leases
The Company leases certain offices, buildings, automobiles, computers, land and other equipment under operating leases. Such leases expire at various dates through 2021 and may include renewal and payment escalation clauses. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were $6.0 million, $5.0 million and $9.9 million for 2016, 2015 and 2014, respectively. Future operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2016 are shown below.

(In thousands)	Payments due
2017	$3,298
2018	1,809
2019	739
2020	504
2021	72
Total minimum lease payments	$6,422
Capital Leases
There was $0.3 million, $0.5 million and $0.4 million of depreciation on capital leases during the years ended December 31, 2016, 2015 and 2014, respectively. Capital lease terms vary in length from 24 to 60 months.
The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2016:

(In thousands)	Amount
2017	$68
2018	65
2019	50
Total minimum lease payments	183
Less: estimated executory costs	—
Net minimum lease payments	183
Less: amount representing interest	(3)
Present value of net minimum lease payments	$180

Capital leases included in property, plant and equipment, net (See Note 9):

	December 31,
(In thousands)	2016	2015
Machinery and equipment	$1,625	$1,625
Accumulated depreciation	(1,409)	(1,064)
Machinery and equipment, net	$216	$561
Capital lease obligations consisted of the following:

	December 31,
(In thousands)	2016	2015
Other accrued liabilities	$69	$302
Other non-current liabilities	111	186
Total	$180	$488

NOTE 11
WORK FORCE REDUCTION AND CEO TRANSITION
Work Force Reduction
On October 18, 2016, we announced a corporate reduction in force and a realignment of effort that resulted in the elimination of 62 positions at our Colorado Springs headquarters. As a result, we recognized $1.5 million in severance expense for the year ended December 31, 2016. These expenses are included in selling, general and administrative expenses for the year ended December 31, 2016.
CEO Transition
On November 30, 2016, Kenneth Hunzeker, our former CEO, notified us of his intention to retire. On December 7, 2016, the Company and Mr. Hunzeker entered into a Separation Agreement. Pursuant to the Separation Agreement, the Company and Mr. Hunzeker agreed that his last day of active full-time employment with the Company was December 5, 2016. We agreed to continue to pay Mr. Hunzeker his present salary for the period from December 6, 2016 through December 5, 2018 (the Severance Pay Period). In addition, Mr. Hunzeker was paid a lump sum payment of $10,000 to assist with relocation expenses and is eligible to continue participation in the Company’s medical, dental and vision plans through the Severance Pay Period. Mr. Hunzeker is eligible for consideration for a bonus for 2016 payable in 2017, and the bonus amount will be calculated based on the performance payout factor that is applied to the 2016 bonus pool, as determined by the Compensation and Personnel Committee of the Board of Directors. As a result, we recognized $1.2 million in severance expense for the year ended December 31, 2016.
A portion of the severance payments have been paid out pursuant to agreements entered into with affected employees, and we do not expect to incur significant additional charges related to these activities in future periods.
The severance and related benefit costs for the year ended December 31, 2016 are summarized in the table below:

(In thousands)
Balance, December 31, 2015	$11
Severance and benefit related costs - Work Force Reduction	1,479
Severance and benefit related costs - CEO Transition	1,245
Payments	(721)
Balance, December 31, 2016	$2,014

NOTE 12
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $2.7 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of December 31, 2016, we had accrued $0.2 million of contributions under the Excess Savings Plan.
On November 9, 2016, the Compensation Committee approved an amendment and restatement of the Company’s Senior Executive Severance Pay Plan (as amended and restated, the “Amended Plan”), effective as of November 9, 2016. The Amended Plan removed (i) a provision that disallowed severance pay in the event of a termination of the executive’s employment by the Company with a scheduled termination date after the executive’s “Normal Retirement Date” (i.e., the first of the month which coincides with or follows the executive’s 65th birthday) and (ii) a provision that used the executive’s Normal Retirement Date in determining the maximum period of time for which severance pay is calculated. The Amended Plan did not change the schedule of severance pay. Termination benefits offered under the Company’s Amended Plan are other post employment benefits as defined by ASC 712-10 - Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable and the Company does not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.

NOTE 13
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
The maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2.6 million shares. As of December 31, 2016, there were 1.3 million shares remaining available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated and Combined Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Compensation costs for equity-based awards	$3,982	$6,250
Compensation costs for liability-based awards	667	408
Total compensation costs, pre-tax	$4,649	$6,658
Future tax benefit	$1,654	$2,373
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value. The Company paid $0.5 million related to liability-based compensation awards during the years ended December 31, 2016 and 2015.
At December 31, 2016, total unrecognized compensation costs related to equity-based awards and liability-based awards were $3.2 million and $0.4 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.80 years and 1.74 years, respectively.

In connection with the Spin-off, Vectrus employees' outstanding NQOs and RSUs were adjusted to preserve the aggregate intrinsic value of each award at the date of the Spin-off on terms which were in all material respects identical to the terms of the awards replaced. The fair value of the converted NQOs immediately following the Spin-off was higher than the fair value of such awards immediately prior to the Spin-off. As a result, we incurred incremental compensation expense of approximately $0.7 million of which $0.6 million was recognized as of December 31, 2016. The remaining balance will be expensed over the remaining terms of the specific awards and recognized through 2017.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2016, 2015 and 2014 and changes during the years then ended is presented below:

	Year Ended December 31,
	2016		2015		2014
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	486	$19.25	446	$17.43
Granted	87	$20.06	58	$31.52
Exercised	(158)	$13.63	(18)	$13.37
Forfeited, canceled or expired	(31)	$22.51	—	$0.00
Outstanding at Spin-off	—	$0.00	—	$0.00	—	$—
Conversion related to the Spin-off ¹	—	$0.00	—	$0.00	275	$14.83
Post Spin-off activities
Granted	—	$0.00	—	$0.00	171	$20.62
Outstanding at December 31,	384	$21.47	486	$19.25	446	$17.43
Options exercisable at December 31,	214	$20.35	212	$16.13	47	$13.12

¹ The weighted average grant date fair value of the stock options converted is equal to the weighted average grant date fair value of such stock options prior to the Spin-off, reduced by the Spin-off conversion adjustment.

The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2016:

(In thousands, except per share data)	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$12.94 - $20.62	283	7.78	$19.09	$1,344	163	7.20	$18.19	$919
$22.16 - $32.04	101	7.67	28.10	—	51	7.49	27.21	—
Total options and aggregate intrinsic value	384	7.75	$21.47	$1,344	214	7.27	$20.35	$919

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Vectrus' closing stock price of $23.85 per share on December 31, 2016, which would have been received by the option holders if all option holders had exercised their options as of that date. There were less than 0.1 million exercisable options "out of the money" as of December 31, 2016. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $0.2 million and $0.0 million, respectively.
As of December 31, 2016, the total number of stock options expected to vest (including those that have already vested) was 0.4 million. These stock options have a weighted-average exercise price of $21.56 per share, an aggregate intrinsic value of $1.4 million and a weighted average remaining contractual life of 7.8 years.
The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following weighted-average assumptions were utilized in deriving the fair value for NQOs:

	Year Ending December 31,
	2016	2015	2014
Expected volatility	30.2%	34.1%	34.6%
Expected life (in years)	7	7	7
Risk-free rates	1.69%	2.00%	2.07%
Weighted-average grant date fair value per share	$7.06	$12.42	$8.24
Black-Scholes model volatility is based on daily average volatility of our peer group over 7 years, which is consistent with the expected term. Peer group companies were selected from companies within the aerospace and defense industry that most closely match our business, including size, diversification, and customer base. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. The risk-free rate is based on the U.S. Treasury stripped coupon rates with maturities corresponding to the expected term of 7 years, measured as of the grant date.
Restricted Stock Units
The fair value of RSUs is determined based on the closing price of Vectrus common stock on the date of the grant. Under the 2014 Omnibus Plan, RSUs awarded prior to 2014 typically cliff vest 3 years from the date of grant. In general, for employee RSUs granted in 2014 and after, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of the annual meeting and vest the business day immediately prior to the next annual meeting. RSUs have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the RSUs are forfeited. If an employee retires or is terminated by the Company other than for cause, all or a pro rata portion of the RSUs may vest. The RSUs outstanding at the date of the Spin-off retained the vesting schedule of the original Exelis awards.

The table below provides a roll-forward of outstanding RSUs subsequent to the Spin-off.

	Year Ended December 31,
	2016		2015		2014
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	350	$22.47	423	$19.28
Granted	181	$21.25	104	$26.69
Vested	(206)	$20.56	(171)	$19.03
Forfeited or canceled	(40)	$22.68	(6)	$19.86
Outstanding at Spin-off	—	$—	—	$—	—	$0.00
Conversion related to the Spin-off	—	$—	—	$—	240	$17.61
Post Spin-off activities
Granted	—	$—	—	$—	203	$20.62
Vested	—	$—	—	$—	(20)	$13.03
Forfeited or canceled	—	$—	—	$—	—	$0.00
Outstanding at December 31,	285	$23.01	350	$22.47	423	$19.28
The total grant date fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $3.0 million and $0.3 million, respectively.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the years ended December 31, 2016 and 2015, we granted 2016 and 2015 TSR awards with aggregate target TSR values of $1.5 million and $1.8 million, respectively. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. For the year ended December 31, 2016, we recorded $0.6 million in compensation expense related to 2015 and 2016 TSR awards. Payment, if any, will be made in January 2018 and January 2019 with respect to the 2015 TSR awards and 2016 TSR awards, respectively. As of December 31, 2016 and 2015, we had $0.9 million and $0.4 million, respectively, recorded as a liability related to TSR awards in compensation and other employee benefits and other non-current liabilities on the Consolidated Balance Sheets.

NOTE 14
SHAREHOLDERS' EQUITY
In connection with the Spin-off, each of the shareholders of Exelis received one share of Vectrus common stock for every 18 shares of common stock of Exelis held on the record date resulting in the distribution of 10.5 million shares of Vectrus common stock to Exelis shareholders. As of December 31, 2016, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2016, there were 10.9 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2016 and 2015.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 2.6 million shares of common stock authorized under this plan. At December 31, 2016, we had a remaining balance of 1.3 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.

NOTE 15
AGREEMENTS AND TRANSACTIONS WITH FORMER PARENT
Agreements with Former Parent
Following the Spin-off, Vectrus and Exelis began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Vectrus and Exelis following the Spin-off and to provide mechanisms for an orderly transition, on September 27, 2014, Vectrus and Exelis executed various agreements that govern the ongoing relationships between the companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include a Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, Technology License Agreement and Transitional Trademark License Agreement.
Parent Company Equity
Net transfers to former parent are included within net parent company equity on the Consolidated and Combined Statements of Shareholders' and Parent Company Equity prior to September 27, 2014. The components of the net transfers (to)/from former parent company are as follows:

December 31,
(In thousands)	2014
Cash pooling and general financing activities	$(33,565)
Corporate allocations including income taxes	27,194
Total net transfers (to)/from Former Parent Company	$(6,371)

NOTE 16
COMMITMENTS AND CONTINGENCIES
General
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we are defending a purported class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against our former parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by our former parent due to an alleged violation of Kuwait labor law. On November 3, 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Vectrus continues to vigorously defend the case, and plans to file a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017.
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
U.S. government agencies, including the DCAA, the DCMA and others, routinely audit and review our performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of our compliance with government standards for our business systems, including our accounting, earned value management, estimating, materials management and accounting, purchasing and property management systems.
From time to time, U.S. government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses to the matters raised by the U.S. government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $2.8 million and $2.4 million as of December 31, 2016 and 2015, respectively, in "Other accrued liabilities" in the Consolidated Balance Sheets for open years subject to audit.

NOTE 17
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2016 and 2015:

	2016 QUARTERS				2015 QUARTERS
(In thousands, except per share data)	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total revenue	$310,682	$307,895	$283,782	$288,160	$260,920	$309,509	$299,061	$311,194
Gross Profit	26,971	27,251	26,095	26,595	24,538	26,946	26,837	27,328
Operating income	11,811	11,298	11,162	8,555	9,355	10,845	8,471	11,291
Net income	6,589	6,050	6,607	4,409	4,965	6,020	14,028	5,960
Basic earnings per share	$0.62	$0.57	$0.62	$0.40	$0.47	$0.57	$1.33	$0.57
Diluted earnings per share	$0.61	$0.55	$0.60	$0.40	$0.46	$0.56	$1.29	$0.55
Weighted average number of shares outstanding
Basic	10,628	10,702	10,733	10,794	10,495	10,548	10,560	10,599
Diluted	10,856	10,958	11,061	10,988	10,780	10,804	10,848	10,869

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director	March 1, 2017
/s/ Matthew M. Klein Matthew M. Klein	Senior Vice President and Chief Financial Officer	March 1, 2017
/s/ William B. Noon William B. Noon	Corporate Vice President and Chief Accounting Officer	March 1, 2017
/s/ Louis J. Giuliano Louis J. Giuliano	Director	March 1, 2017
/s/ Bradford J. Boston Bradford J. Boston	Director	March 1, 2017
/s/ Mary L. Howell Mary L. Howell	Director	March 1, 2017
/s/ William F. Murdy William F. Murdy	Director	March 1, 2017
/s/ Melvin F. Parker Melvin F. Parker	Director	March 1, 2017
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 1, 2017
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 1, 2017
/s/ Phillip C. Widman Phillip C. Widman	Director	March 1, 2017

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
10.1
Distribution Agreement by and between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.2
Employee Matters Agreement by and between Exelis Inc. and Vectrus, Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))*

10.3
Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.4
Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.5
Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.6
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.7
Employment Letter dated as of September 15, 2014, between Vectrus, Inc. and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)*

10.8
Separation Agreement and Complete Release of Liability, dated December 7, 2016, between Vectrus Systems Corporation and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.01 to Vectrus Inc.’s Current Report on Form 8-K filed on December 9, 2016)*

10.9
Employment Letter Agreement with Janet L. Oliver, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Vectrus, Inc.’s Registration Statement on Form 10 filed on August 14, 2014)*

10.10
Separation Agreement and Complete Release of Liability, dated June 29, 2016, between Vectrus Systems Corporation and Janet L. Oliver (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 6, 2016)*

10.11
Wright Letter Agreement dated December 2, 2013 between Exelis Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 2, 2015)*

10.12
Early Retirement Agreement and Complete Release of Liability, dated July 6, 2015, between Vectrus, Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 10, 2015)*

10.13
Prow Letter Agreement, dated November 30, 2016, between Vectrus, Inc. and Charles L. Prow (incorporated by reference to Exhibit 10.01 to Vectrus Inc.’s Current Report on Form 8-K filed on December 6, 2016)*

10.14
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 19, 2014)

10.15
Amendment No. 1 to Credit Agreement by and among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 19, 2016 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on April 20, 2016)

10.16	Form of Indemnification Agreement for Directors of Vectrus, Inc. (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.17	Vectrus, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.18
Vectrus, Inc. 2014 Omnibus Incentive Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.6 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.19	Vectrus, Inc. 2014 Omnibus Incentive Plan (As Amended and Restated as of May 13, 2016) (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*
10.20	Vectrus, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.21	Vectrus, Inc. Annual Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.13 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.22
Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.4 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.23
Vectrus, Inc. Annual Incentive Plan for Executive Officers, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.5 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.24	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.17 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 15, 2016)*
10.25
Vectrus, Inc., Annual Incentive Plan for Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*

10.26	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 16, 2015)*
10.27	Vectrus, Inc. Severance Plan (incorporated by reference to Exhibit 10.16 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.28	Vectrus, Inc. Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.18 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.29	Vectrus, Inc. Special Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.19 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.30	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.31
Vectrus, Inc. Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.32
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.3 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.33
Vectrus, Inc. Senior Executive Severance Pay Plan, as Amended and Restated as of November 9, 2016 (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.'s Current Report on Form 8-K filed on November 10, 2016)*

10.34
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (incorporated by reference to Exhibit 10.20 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.35
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (incorporated by reference to Exhibit 10.21 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.36
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Agreement - General Grant - Cash Settled (incorporated by reference to Exhibit 10.22 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.37
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (incorporated by reference to Exhibit 10.23 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.38
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - 2013 TSR Replacement Grant - Stock Settled (incorporated by reference to Exhibit 10.24 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.39	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 5, 2015)*
10.40
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.7 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.41
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.8 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.42
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Agreement - General Grant - Cash Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.9 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.43
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.44
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

11
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