Form 10-Q
period 2017-03-31
Vectrus, Inc.
filed 2017-05-09
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
(719) 591-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 2, 2017, there were 10,944,864 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended
	March 31,	April 1,
(In thousands, except per share data)	2017	2016
Revenue	$290,063	$310,682
Cost of revenue	264,701	283,711
Selling, general and administrative expenses	13,713	15,160
Operating income	11,649	11,811
Interest (expense) income, net	(1,134)	(1,312)
Income from operations before income taxes	10,515	10,499
Income tax expense	3,847	3,910
Net income	$6,668	$6,589

Earnings per share
Basic	$0.61	$0.62
Diluted	$0.60	$0.61
Weighted average common shares outstanding - basic	10,909	10,628
Weighted average common shares outstanding - diluted	11,075	10,856
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2017	2016
Net income	$6,668	$6,589
Other comprehensive income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	123	(372)
Net gain reclassified to interest expense	1	4
Tax (expense) benefit	(44)	131
Net change in derivative instrument	80	(237)
Foreign currency translation adjustments	127	516
Other comprehensive income, net of tax	207	279
Total comprehensive income	$6,875	$6,868
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share information)	2017	2016
Assets	(unaudited)
Current assets
Cash	$53,689	$47,651
Receivables	164,901	172,072
Costs incurred in excess of billings	12,624	11,002
Other current assets	7,478	13,412
Total current assets	238,692	244,137
Property, plant, and equipment, net	2,679	3,061
Goodwill	216,930	216,930
Other non-current assets	1,314	1,177
Total non-current assets	220,923	221,168
Total Assets	$459,615	$465,305
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$95,649	$118,055
Billings in excess of costs	3,835	1,421
Compensation and other employee benefits	47,049	34,917
Short-term debt	17,500	15,750
Other accrued liabilities	18,473	17,693
Total current liabilities	182,506	187,836
Long-term debt, net	62,786	67,842
Deferred tax liability	87,285	89,667
Other non-current liabilities	2,307	2,559
Total non-current liabilities	152,378	160,068
Total liabilities	334,884	347,904
Commitments and contingencies (Note 12)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 10,943,290 and 10,894,924 shares issued and outstanding	109	109
Additional paid in capital	64,406	63,910
Retained earnings	64,586	57,959
Accumulated other comprehensive loss	(4,370)	(4,577)
Total shareholders' equity	124,731	117,401
Total Liabilities and Shareholders' Equity	$459,615	$465,305
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2017	2016
Operating activities
Net income	$6,668	$6,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	407	605
Loss on disposal of property, plant, and equipment	—	277
Stock-based compensation	1,086	1,713
Amortization of debt issuance costs	194	228
Changes in assets and liabilities:
Receivables	7,441	17,709
Other assets	4,202	147
Accounts payable	(22,599)	(36,832)
Billings in excess of costs	2,415	1,094
Deferred taxes	(2,506)	(1,103)
Compensation and other employee benefits	12,059	11,687
Other liabilities	547	(429)
Net cash provided by operating activities	9,914	1,685
Investing activities
Purchases of capital assets	(24)	(31)
Proceeds from the disposition of assets	—	111
Net cash (used in) provided by investing activities	(24)	80
Financing activities
Repayments of long-term debt	(3,500)	(3,500)
Proceeds from revolver	18,000	59,000
Repayments of revolver	(18,000)	(59,000)
Proceeds from exercise of stock options	50	—
Payments of employee withholding taxes on share-based compensation	(577)	(627)
Net cash (used in) financing activities	(4,027)	(4,127)
Exchange rate effect on cash	175	989
Net change in cash	6,038	(1,373)
Cash-beginning of year	47,651	39,995
Cash-end of period	$53,689	$38,622
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,036	$1,408
Income taxes paid	$161	$2,320
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our Business
Vectrus, Inc. (Vectrus, the Company, our Company, we, us or our) is a leading provider of services to the U.S. government worldwide. We operate in one segment and offer facility and logistics services and information technology and network communications services.
On September 27, 2014, Exelis Inc. (Exelis) completed a spin-off (the Spin-off) of Vectrus, and Vectrus became an independent, publicly traded company.
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
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now CB&I Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the Condensed Consolidated Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Condensed Consolidated Statements of Cash Flows. Any remaining cash distribution is recorded in other assets in the Condensed Consolidated Statements of Cash Flows.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (March 31, 2017 for the first quarter of 2017 and April 1, 2016 for the first quarter of 2016), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursable contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed-contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the accompanying Condensed Consolidated Balance Sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
During the performance of our long-term contracts, estimated final contract prices and costs are reviewed periodically and changes are made as required and recorded as changes in revenue and cost of revenue in the period in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions, which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.
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
Cumulative catch-up adjustments for the three months ended March 31, 2017 and April 1, 2016 are presented in the following table:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2017	2016
Favorable adjustments	$3,542	$4,152
Unfavorable adjustments	(823)	(1,380)
Net favorable adjustments	$2,719	$2,772
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the three months ended March 31, 2017 and April 1, 2016, we had total revenue of $290.1 million and $310.7 million, respectively, all of which was derived from U.S. government customers. For the three months ended March 31, 2017 and April 1, 2016, we generated approximately 87% and 85%, respectively, of our total revenue from the U.S. Army.

Derivative Instruments
Derivative instruments are recognized as either an asset or liability at fair value in our Condensed Consolidated Balance Sheets and are classified as current or long-term based on the scheduled maturity of the instrument. Our derivative instruments have been formally designated and qualify as part of a cash flow hedging relationship under applicable accounting standards.
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
May 2014, as amended in August 2015
Our initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and we are analyzing the potential impacts to the consolidated financial statements and related disclosures.
We plan to adopt the standard in the first quarter of 2018 using the modified retrospective transition method with a cumulative-effect adjustment to opening retained earnings.
We believe the most significant impact of the new guidance relates to our accounting for firm-fixed-price contracts. Our firm-fixed-price contracts will continue to recognize revenue and earnings over time because of the continuous transfer of services to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. However, we will be precluded from recognizing adjustments in estimated costs at completion as costs incurred in excess of billings on the balance sheet for firm-fixed-price contracts. Adjustments in contract estimates for firm-fixed-price contracts will result in more variability to revenue from period to period. The total impact of an adjustment in estimated profit recorded to date on a contract will continue to be recognized in the period it is identified (cumulative catch-up method). Despite this variability, a firm-fixed-price contract’s cash flows and overall profitability at completion are the same. Anticipated losses on contracts will continue to be recognized in the quarter in which they are identified.

ASU 2016-02, Leases
The objective of the amendment to this standard is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of this standard is permitted.
February 2016
The primary effect of adopting the new standard will be to record assets and obligations for current operating leases. As of March 31, 2017, there are $6.2 million in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will not have a material impact on our consolidated balance sheet and related disclosures.

ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory
The objective of this standard is to require companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Prior to the implementation of this standard, companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized, or impaired).
Companies will still be required to defer the income tax effects of intercompany sales and transfers of inventory in an exception to the income tax accounting guidance. The standard is effective in annual periods beginning after December 15, 2017, and interim periods within those periods.
Early adoption is permitted as of the beginning of an annual period.
	October 2016	We are evaluating the impact of adopting ASU 2016-16; however, the standard is not expected to have a material impact on our consolidated financial statements.
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
March 2016
We adopted this standard in the first quarter of 2017.
All excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement prospectively.
The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur, and we will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
We also elected a new accounting policy in which we will account for award forfeitures as they occur. We will no longer estimate the total number of awards for which the requisite service period will not be rendered.
The adoption of the standard did not have a material impact on our financial statements.
Cash paid by us when directly withholding shares for tax-withholding purposes is classified as a financing activity and excess tax benefits are classified along with other income tax cash flows as an operating activity in the consolidated statement of cash flows.

Other new pronouncements issued but not effective until after March 31, 2017 are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended March 31, 2017, the Company recorded an income tax provision of $3.8 million associated with income from operations before income taxes compared to a provision of $3.9 million during the same prior year period, representing effective income tax rates of 36.6% and 37.2%, respectively. The effective income tax rates vary from the federal statutory rate of 35.0% due to state taxes and other nondeductible expenses.
Uncertain Tax Provisions
As of March 31, 2017 and December 31, 2016, unrecognized tax benefits from uncertain tax positions were $0.4 million.
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

	Three Months Ended
(In thousands, except per share data)	March 31, 2017	April 1, 2016
Net income	$6,668	$6,589

Weighted average common shares outstanding	10,909	10,628
Add: Dilutive impact of stock options	41	61
Add: Dilutive impact of restricted stock units	125	167
Diluted weighted average common shares outstanding	11,075	10,856

Earnings per share
Basic	$0.61	$0.62
Diluted	$0.60	$0.61
The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2017	April 1, 2016
Anti-dilutive stock options	35	21
Anti-dilutive restricted stock units	—	1
Total	35	22

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Billed receivables	$30,974	$41,992
Unbilled contract receivables	131,085	127,150
Other	2,842	2,930
Receivables	$164,901	$172,072
As of March 31, 2017 and December 31, 2016, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $3.7 million of our unbilled contract receivables as of March 31, 2017 may not be collected within the next twelve months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers.

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
We used $136.3 million from the Term Loan to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Loan consisted of debt financing fees, which are included in "Long-term debt, net" in the Condensed Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $0.2 million for both the three months ended March 31, 2017 and the three months ended April 1, 2016. These costs are included in interest expense in the Condensed Consolidated Statements of Income. The Term Loan amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of March 31, 2017, the balance outstanding under the Term Loan was $81.5 million.

The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of March 31, 2017, there were seven letters of credit outstanding in the aggregate amount of $11.4 million, which reduced our borrowing availability to $63.6 million under the Revolver.

Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of March 31, 2017, the maximum amount of dividends we could pay was $12.9 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.25 to 1.00, which stepped down to 3.00 to 1.00 beginning with the first quarter of 2017 and will step down to 2.75 to 1.00 beginning with the first fiscal quarter of 2018, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of March 31, 2017, we had a ratio of total consolidated indebtedness to EBITDA of 1.61 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 9.15 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of March 31, 2017.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at March 31, 2017 was 3.74%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of March 31, 2017 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Term Loan on the Condensed Consolidated Balance Sheet as of March 31, 2017 were as follows:

	March 31, 2017
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$17,500	$17,500
Long-term debt	64,000	64,000
Total debt	81,500	$81,500
Debt financing fees	(1,214)
Total debt with debt financing fees	$80,286
Carrying values and fair values of the Term Loan on the Condensed Consolidated Balance Sheet as of December 31, 2016 were as follows:

	December 31, 2016
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$15,750	$15,750
Long-term debt	69,250	69,250
Total debt	85,000	$85,000
Debt financing fees	(1,408)
Total debt with debt financing fees	$83,592

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

Derivative Instruments
On May 5, 2016 and May 5, 2015, we entered into derivative instruments to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Term Loan (the interest rate swaps). The interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with notional amounts totaling $49.9 million at March 31, 2017, are recorded at fair value.
The interest rate swaps are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contracts incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swaps are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, to interest expense on the Condensed Consolidated Statements of Income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense.
The following table summarizes the amount at fair value and location of the derivative instruments in the Condensed Consolidated Balance Sheet as of March 31, 2017:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$43
Interest rate swap designated as cash flow hedge	Other non-current assets	$255
The following table summarizes the amount at fair value and location of the derivative instruments in the Condensed Consolidated Balance Sheet as of December 31, 2016:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$86
Interest rate swap designated as cash flow hedge	Other non-current assets	$259
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of March 31, 2017, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

NOTE 8
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits were comprised of the following:

(In thousands)	March 31, 2017	December 31, 2016
Accrued salaries and wages	$28,353	$14,741
Accrued bonus	1,249	4,371
Accrued employee benefits	17,447	15,805
Total	$47,049	$34,917

Other accrued liabilities
Other accrued liabilities were comprised of the following:

(In thousands)	March 31, 2017	December 31, 2016
Workers' compensation, auto and general liability reserve	$6,015	$6,123
Other accrued liabilities	12,458	11,570
Total	$18,473	$17,693

NOTE 9
WORK FORCE REDUCTION AND CEO TRANSITION
Work Force Reduction
On October 18, 2016, we announced a corporate reduction in force and a realignment of effort that resulted in the elimination of 62 positions at our Colorado Springs headquarters. As a result, we recognized $1.5 million in severance expense for the year ended December 31, 2016.
CEO Transition
On November 30, 2016, Kenneth Hunzeker, our former CEO, notified us of his intention to retire. On December 7, 2016, the Company and Mr. Hunzeker entered into a Separation Agreement, under which we agreed to continue to pay Mr. Hunzeker his present salary through December 5, 2018 (the Severance Pay Period) and to continue his participation in the Company's medical, dental, and vision plans through the Severance Pay Period. Mr. Hunzeker also received a bonus related to 2016. We recognized $1.2 million in severance expense for the year ended December 31, 2016 related to Mr. Hunzeker's separation.
A portion of the severance payments have been paid out pursuant to agreements entered into with affected employees, and we do not expect to incur significant additional charges related to these activities in future periods.
The severance and related benefit costs for the three months ended March 31, 2017 are summarized in the following table:

(In thousands)
Balance, December 31, 2016	$2,014
Payments	(615)
Adjustments	(53)
Balance, March 31, 2017	$1,346

NOTE 10
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $0.7 million both the three months ended March 31, 2017 and three months ended April 1, 2016.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of March 31, 2017, we had accrued $0.2 million of contributions under the Excess Savings Plan.

On November 9, 2016, the Compensation and Personnel Committee of the Board of Directors approved an amendment and restatement of the Company’s Senior Executive Severance Pay Plan (as amended and restated, the “Amended Plan”), effective as of November 9, 2016. The Amended Plan removed (i) a provision that disallowed severance pay in the event of a termination of the executive’s employment by the Company with a scheduled termination date after the executive’s “Normal Retirement Date” (i.e., the first of the month which coincides with or follows the executive’s 65th birthday) and (ii) a provision that used the executive’s Normal Retirement Date in determining the maximum period of time for which severance pay is calculated. The Amended Plan did not change the schedule of severance pay. Termination benefits offered under the Company’s Amended Plan are other post employment benefits as defined by ASC 712-10 - Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable and the Company does not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.

NOTE 11
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

(In thousands)	March 31, 2017	April 1, 2016
Compensation costs for equity-based awards	$983	$1,476
Compensation costs for liability-based awards	104	237
Total compensation costs, pre-tax	$1,087	$1,713
Future tax benefit	$387	$610
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of March 31, 2017, total unrecognized compensation costs related to equity-based awards and liability-based awards were $4.8 million and $1.6 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.89 years and 2.44 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the three months ended March 31, 2017:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	384	$21.47	285	$23.01
Granted	65	$21.94	111	$21.97
Exercised	(2)	$20.62
Vested			(79)	$24.47
Forfeited or expired	(1)	$32.04	—
Outstanding at March 31, 2017	446	$21.53	317	$22.29

During the three months ended March 31, 2017, we granted long-term incentive awards to employees consisting of 65,367 NQOs and 110,785 RSUs with respective weighted average grant date fair values per share of $8.20 and $21.97. The NQOs vest in one-third cumulative annual installments on the first, second, and third anniversaries of the grant date and expire 10 years from the date of grant. Based on the closing price of Vectrus common stock on the grant dates, the weighted average option exercise price is $21.94. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. For employee RSUs, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of an annual meeting of shareholders and vest on the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.
The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following weighted-average assumptions were utilized in deriving the fair value for NQOs for the three months ended March 31, 2017:

Expected volatility	31.0%
Expected life (in years)	7
Risk-free rates	2.30%
Weighted-average grant date fair value per share	$8.20
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the three months ended March 31, 2017, we granted 2017 TSR awards with aggregate target TSR value of $1.3 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
NOTE 12
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we are defending a purported class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by our Former Parent due to an alleged violation of Kuwait labor law. On November 3, 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Vectrus continues to vigorously defend the case, and filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017.
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
U.S. Government Contracts, Investigations and Claims
We have U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on our financial condition or results of operations. Furthermore, our contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our financial condition and results of operations.
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
U.S. government agencies, including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA) and others, routinely audit and review our performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of our compliance with government standards for our business systems, including our accounting, earned value management, estimating, materials management and accounting, purchasing, and property management systems.
From time to time, U.S. government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses to the matters raised by the U.S. government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $3.8 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for open years subject to audit. We also may be subject to potential claims that may be made by the U.S. government against our Former Parent or its successor related to costs incurred by our Former Parent that relate to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. Currently, we cannot predict the likelihood of such claims or estimate the amount of any potential costs to us related to such claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited consolidated and combined financial statements and the notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2016. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.

Overview
Vectrus is a leading provider of services to the U.S. government worldwide. We operate in one segment and offer: facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended March 31, 2017 and April 1, 2016, we had total revenue of $290.1 million and $310.7 million, all of which was derived from U.S. government customers. For the three months ended March 31, 2017 and April 1, 2016, we generated approximately 87% and 85%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue decreased by $20.6 million, or 6.6%, for the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The decrease in revenue was attributable to lower activity from our Afghanistan programs of $20.2 million and our European programs of $3.2 million, offset by increases of $2.4 million from our U.S. programs, and $0.4 million from our Middle East programs.
Operating income for the three months ended March 31, 2017, was $11.6 million, a decrease of $0.2 million, or 1.4%, compared to the three months ended April 1, 2016. This decrease was primarily due to lower operating income of $1.0 million from our U.S. programs, offset by increases of $0.2 million from our Afghanistan programs, and $0.6 million from our European programs.

During the performance of our long-term contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $2.7 million and $2.8 million for the three months ended March 31, 2017 and April 1, 2016, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to the three months ended March 31, 2017, compared to the three months ended April 1, 2016, are contained in the "Discussion of Financial Results" section.
Recent Developments
The Kuwait Base Operation and Security Support Services (K-BOSSS) contract commenced in November 2010 and currently is exercised through March 28, 2018. The right to exercise an option period is at the sole discretion of the U.S. government. On September 29, 2016, we announced that we were not awarded the renewal of the K-BOSSS contract. We filed a post-award protest with the U.S. Government Accountability Office (GAO) on the K-BOSSS award on October 11, 2016. On November 7, 2016, we were notified by the Army that it was taking corrective action to resolve the protest of the K-BOSSS contract award. As such, the solicitation for the K-BOSSS contract was amended and re-issued to the original bidders. On March 23, 2017, Vectrus announced that the U.S. government awarded a modification to extend the K-BOSSS contract. The K-BOSSS contract extension is from March 29, 2017 to March 28, 2018, with an evaluated nine-month option of March 29, 2018 through December 28, 2018 and an evaluated three-month option of December 29, 2018 through March 28, 2019. The modification will continue critical base operations support and security support services throughout the Kuwait area of responsibility including forms, publications, and reproductive services; Army postal operations; operations; logistics; information management; public works; environmental services; medical administrative support; installation services; security services; fire services; and emergency services. The K-BOSSS contract contributed $111 million of revenue during the three months ended March 31, 2017 and $438 million of revenue during the year ended December 31, 2016.
In October 2014, a Danish company owned by Vectrus received notice of award of an approximately $411 million Hybrid Firm-Fixed-Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the GAO denied protests of the Thule Contract filed by three unsuccessful bidders, and all three of them filed subsequent protests with the U.S. Court of Federal Claims. Following a lengthy litigation process, the cases related to the Thule Contract award protests were dismissed in October 2016. On December 14, 2016, the Air Force directed our Danish subsidiary to begin the transition process for the Thule Contract. On January 31, 2017, the Court of Federal Claims granted one protestor’s motion for reconsideration to address two claims that were not expressly ruled upon in the court’s dismissal of the case in October 2016. On April 4, 2017, the Court denied the protestor's motions and entered judgment in favor of the U.S. government and our Danish subsidiary. Our Danish subsidiary has begun the phase-in period, with full contract operations scheduled to begin on October 1, 2017.
On December 21, 2016, the GAO issued its decision denying Vectrus’ protest in connection with its not being selected for the renewal of the Kuwait based Army Pre-Positioned Stocks-5 (APS-5 Kuwait) contract, which was combined with the APS-5 Qatar contract for the re-competition award. The contract's final extension ran through April 7, 2017.
On March 17, 2017, Vectrus announced that the Company was awarded a contract to provide base operations support services at Maxwell-Gunter Air Force Base in Montgomery, Alabama. The contract has a potential seven year period of performance. This award is the re-compete of the existing Maxwell Base Operations Support (MAXWELL BOS) contract the Company has held since 2009.
On April 26, 2017, Vectrus announced that the Company was awarded a contract to provide a full range of operations and maintenance, IT support and supply services to the U.S. Army Europe, U.S. European Command, and U.S. Africa Command areas of responsibility. The contract has a period of performance consisting of an eight month base period and four, one-year option periods. This award is the re-compete of the existing Operations Maintenance and Supply Europe (OMPAS-E) contract the Company has held since 2012.
Information regarding these and other certain significant contracts are discussed in "Significant Contracts" below.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the three months ended March 31, 2017 and April 1, 2016:

	% of Total Revenue
	Three Months Ended
Contract Name	March 31, 2017	April 1, 2016
Kuwait Base Operations and Security Support Services (K-BOSSS)	38.5%	35.2%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	16.7%	13.6%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	13.5%	11.9%
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
For a discussion of the K-BOSSS contract, see "Recent Developments" above.
The APS-5 Kuwait contract commenced in April 2010 and ran through April 7, 2017. On September 1, 2016, we announced that we were not awarded the renewal of the APS-5 Kuwait contract. For the re-competition award, the APS-5 Kuwait contract was combined with the APS-5 Qatar contract as the APS-5 Kuwait/Qatar contract. We have operated the APS-5 Qatar contract since May 2011. In each of the periods presented, the APS-5 Qatar contract did not exceed 10% of our revenue. We accounted for the APS-5 Kuwait and APS-5 Qatar contracts separately through the end date of the contracts. We filed a post-award protest on the APS-5 Kuwait/Qatar contract award with the GAO on September 13, 2016. On December 21, 2016, the GAO issued its decision denying our protest of the APS-5 Kuwait/Qatar contract award. The APS-5 Kuwait and APS-5 Qatar contracts' final extensions ran through April 7, 2017. The conclusion of the APS-5 Kuwait and APS-5 Qatar contracts with associated revenue and costs will not have a material impact on our liquidity.
Performance on the OMDAC-SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised three option years through May 2017. The contract has one additional option period, which runs through May 2018, which has not been exercised by the U.S. government at this time.

Backlog
Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts. Backlog also excludes contracts awarded to Vectrus but that are in protest with the GAO or the U.S. Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual volumes may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Total backlog increased by $568.6 million in the three months ended March 31, 2017. As of March 31, 2017, total backlog (funded and unfunded) was $2.9 billion.

	March 31,	December 31,
(In millions)	2017	2016
Funded backlog	$899	$665
Unfunded backlog	2,025	1,691
Total backlog	$2,924	$2,356
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $0.5 billion during the three months ended March 31, 2017, which was an increase of $80.4 million compared to the three months ended April 1, 2016 due to the timing of funded orders for some of our contracts.

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
We anticipate and will be experiencing reductions in revenue and profitability related to certain programs in which we participate, including from the contracts that are expiring without an award to Vectrus of the re-compete contract. However, other programs are expanding. We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communications networks operational; (ii) maintaining airfields; and (iii) providing emergency services. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and the matters identified under the caption “Forward-Looking Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Three months ended March 31, 2017, compared to three months ended April 1, 2016
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands)	March 31, 2017	April 1, 2016	$	%
Revenue	$290,063	$310,682	$(20,619)	(6.6)%
Cost of revenue	264,701	283,711	(19,010)	(6.7)%
% of revenue	91.3%	91.3%
Selling, general and administrative	13,713	15,160	(1,447)	(9.5)%
% of revenue	4.7%	4.9%
Operating income	11,649	11,811	(162)	(1.4)%
Operating margin	4.0%	3.8%
Interest (expense) income, net	(1,134)	(1,312)	(178)	(13.6)%
Income before taxes	10,515	10,499	16	0.2%
% of revenue	3.6%	3.4%
Income tax expense	3,847	3,910	(63)	(1.6)%
Effective income tax rate	36.6%	37.2%
Net Income	$6,668	$6,589	$79	1.2%
Revenue
Revenue for the three months ended March 31, 2017, was $290.1 million, a decrease of $20.6 million, or 6.6%, as compared to the three months ended April 1, 2016. The decrease in revenue was attributable to lower activity from our Afghanistan programs of $20.2 million and our European programs of $3.2 million, offset by increases of $2.4 million from our U.S. programs and $0.4 million from our Middle East programs.
Cost of Revenue
Cost of revenue as a percentage of revenue remained constant at 91.3% for both the three months ended March 31, 2017 and the three months ended April 1, 2016. The decrease in cost of revenue of $19.0 million, or 6.7%, for the three months ended March 31, 2017, as compared to the three months ended April 1, 2016, was primarily due to lower revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the three months ended March 31, 2017, SG&A expenses of $13.7 million decreased by $1.4 million, or 9.5%, as compared to $15.2 million for the three months ended April 1, 2016 due to lower indirect costs of $1.2 million primarily due to prior cost savings initiatives and lower stock-based compensation expenses of $0.6 million, offset by higher legal expenses of $0.4 million.
Operating Income
Operating income for the three months ended March 31, 2017, decreased by $0.2 million, or 1.4%, as compared to the three months ended April 1, 2016. This decrease was primarily due to lower operating income of $1.0 million from our U.S. programs, offset by increases of $0.2 million from our Afghanistan programs, and $0.6 million from our European programs.
Operating income as a percentage of revenue was 4.0% for the three months ended March 31, 2017, compared to 3.8% for the three months ended April 1, 2016.
Aggregate cumulative catch-up adjustments for both the three months ended March 31, 2017 and the three months ended April 1, 2016 increased operating income by $2.7 million and $2.8 million, respectively. The aggregate cumulative catch-up adjustments for the three months ended March 31, 2017 related to approved extensions with higher margins associated with labor-related items and management of contract staffing, offset by higher subcontractor costs. The aggregate cumulative catch-up adjustments for the three months ended April 1, 2016 related to approved contract extensions with higher margins associated with labor-related items and additional negotiated fees. The gross aggregate effects of these favorable and unfavorable changes in estimates in March 31, 2017 and April 1, 2016 were $3.5 million and $4.2 million favorable to operating income, respectively, and $0.8 million and $1.4 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended March 31, 2017 and April 1, 2016 was as follows:

	Three Months Ended		Change
(In thousands)	March 31, 2017	April 1, 2016	$	%
Interest income	$7	$15	$(8)	(53.3)%
Interest (expense)	(1,141)	(1,327)	(186)	(14.0)%
Interest (expense) income, net	$(1,134)	$(1,312)	$(178)	(13.6)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $0.2 million for the three months ended March 31, 2017 compared to the three months ended April 1, 2016 was due to a lower average debt balance in the 2017 period.
Income Tax Expense
We recorded income tax expense of $3.8 million and $3.9 million for the three months ended March 31, 2017 and April 1, 2016, respectively, which represented effective income tax rates of 36.6% and 37.2%, respectively. Management believes the lower effective tax rate in 2017 will continue in future periods.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditure and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, cash on hand and access to capital markets. When necessary we will utilize our revolving credit facility to satisfy short-term working capital requirements.
If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. The conclusion of the APS-5 Kuwait and APS-5 Qatar contracts with associated revenue and costs will not have a material impact on our liquidity.
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. Approximately $10.1 million of our total $53.7 million in cash at March 31, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In connection with the Spin-off, we entered into a senior secured credit facility consisting of five-year term loan facility (the Term Loan) in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. During 2016, 2015 and 2014, we made principal payments on the Term Loan of $29.0 million, $23.4 million and $2.6 million, respectively, reducing the principal balance on the Term Loan to $85.0 million as of December 31, 2016. As of March 31, 2017, the balance outstanding under the Term Loan was $81.5 million. In addition to the quarterly installments on the Term Loan, we voluntarily prepaid $15.0 million and $12.0 million of the principal of the Term Loan during the years ended December 31, 2016 and 2015, respectively. There were no outstanding borrowings under the Revolver at March 31, 2017. At March 31, 2017, there were seven letters of credit outstanding in the aggregate amount of $11.4 million, which reduced our borrowing availability to $63.6 million under the Revolver.

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
Sources and Uses of Liquidity
Cash, accounts receivable, unbilled receivables, and accounts payable are the principal components of our working capital and are generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers and the timing of our billings. Our receivables reflect amounts billed to our customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date.
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 54 and 57 days as of March 31, 2017 and December 31, 2016, respectively. Continuous improvement in our collections process contributed to a lower DSO as of March 31, 2017.
The following table sets forth net cash provided by operating activities, investing and financing activities:

(In thousands)	March 31, 2017	April 1, 2016
Operating activities	$9,914	$1,685
Investing activities	(24)	80
Financing activities	(4,027)	(4,127)
Foreign exchange[1]	175	989
Net change in cash	$6,038	$(1,373)
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities increased for the three months ended March 31, 2017, as compared to the three months ended April 1, 2016. Net cash provided by operating activities for the three months ended March 31, 2017 consisted of net income of $6.7 million, increased by non-cash items of $1.7 million and favorable net working capital changes of $1.5 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable, and compensation and other employee benefits.
Net cash provided by operating activities during the three months ended April 1, 2016 consisted of net income of $6.6 million, increased by non-cash items of $2.8 million, and offset by other unfavorable net working capital changes of $7.7 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable, and compensation and other employee benefits.
Net cash used in investing activities for the three months ended March 31, 2017 consisted of capital expenditures for the purchase of capital assets of less than $0.1 million for the purchase of hardware and software related to ongoing operations. Net cash provided by investing activities during the three months ended April 1, 2016 related to proceeds received from the disposition of assets of $0.1 million and capital expenditures for the purchase of hardware and software related to ongoing operations of less than $0.1 million.
Net cash used in financing activities during the three months ended March 31, 2017 consisted of repayments of long-term debt of $3.5 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.6 million, offset by $0.1 million in cash received from the exercise of stock options. During the three months ended March 31, 2017, we borrowed and repaid a total of $18.0 million from the Revolver to meet short-term working capital requirements.
Net cash used in financing activities for the three months ended April 1, 2016 was comprised of repayments of long-term debt of $3.5 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.6 million. During the three months ended April 1, 2016, we borrowed and repaid a total of $59.0 million from the Revolver to meet short-term working capital requirements.

Capital Resources
At March 31, 2017, we held cash of $53.7 million, which included $10.1 million held by foreign subsidiaries, and had $63.6 million of available borrowing capacity under the Revolver which expires on September 17, 2019. We believe that our cash at March 31, 2017, as supplemented by cash flows from operations and the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the three months ended March 31, 2017, we paid a $3.5 million quarterly installment payment due on the Term Loan.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. At March 31, 2017, there were seven letters of credit outstanding in the aggregate amount of $11.4 million, which reduced our borrowing availability to $63.6 million under the Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At March 31, 2017, we had no material off-balance sheet arrangements other than operating leases.

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
We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
See Part I, Item 1, Note 2, "Recent Accounting Pronouncements" in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
FORWARD-LOOKING INFORMATION
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

delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; our ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operations; changes in our tax provisions or exposure to additional income tax liabilities and other risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles; and other factors described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016 and described from time to time in our future reports filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. As a business area within Exelis prior to the Spin-off, Vectrus did not directly experience exposure to the impacts of certain market risks, including those related to equity price risk and interest rate risk. Following the Spin-off, we are subject to interest rate risk with our Term Loan and Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Each one percentage point change associated with the Term Loan would result in a $0.8 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we are defending a purported class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by our Former Parent due to an alleged violation of Kuwait labor law. On November 3, 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Vectrus continues to vigorously defend the case, and filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.

See Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	Description of Housing Allowance for Charles L. Prow + *
10.2	Letter Agreement dated August 25, 2015 between Vectrus, Inc. and Rene J. Moline (Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on April 3, 2017).*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

101
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
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
Date: May 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

EXHIBIT INDEX

10.1	Description of Housing Allowance for Charles L. Prow + *
10.2	Letter Agreement dated August 25, 2015 between Vectrus, Inc. and Rene J. Moline (Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on April 3, 2017).*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b) (32) (ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

101
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.