Form 10-Q
period 2017-06-30
Vectrus, Inc.
filed 2017-08-08
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of August 3, 2017, there were 11,075,220 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share data)	2017	2016	2017	2016
Revenue	$259,318	$307,895	$549,380	$618,577
Cost of revenue	233,583	280,644	498,283	564,354
Selling, general and administrative expenses	16,531	15,953	30,244	31,113
Operating income	9,204	11,298	20,853	23,110
Interest (expense) income, net	(1,070)	(1,736)	(2,204)	(3,048)
Income from operations before income taxes	8,134	9,562	18,649	20,062
Income tax expense	2,673	3,512	6,520	7,422
Net income	$5,461	$6,050	$12,129	$12,640

Earnings per share
Basic	$0.50	$0.57	$1.11	$1.19
Diluted	$0.49	$0.55	$1.09	$1.16
Weighted average common shares outstanding - basic	10,987	10,702	10,948	10,665
Weighted average common shares outstanding - diluted	11,191	10,958	11,132	10,913
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2017	2016	2017	2016
Net income	$5,461	$6,050	$12,129	$12,640
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	(28)	(234)	95	(606)
Net (loss) gain reclassified to interest expense	(1)	1	—	5
Tax benefit (expense)	10	83	(34)	214
Net change in derivative instrument	(19)	(150)	61	(387)
Foreign currency translation adjustments	1,704	(668)	1,831	(152)
Other comprehensive income (loss), net of tax	1,685	(818)	1,892	(539)
Total comprehensive income	$7,146	$5,232	$14,021	$12,101
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share information)	2017	2016
Assets	(unaudited)
Current assets
Cash	$49,489	$47,651
Receivables	165,082	172,072
Costs incurred in excess of billings	18,604	11,002
Other current assets	6,517	13,412
Total current assets	239,692	244,137
Property, plant, and equipment, net	2,975	3,061
Goodwill	216,930	216,930
Other non-current assets	1,374	1,177
Total non-current assets	221,279	221,168
Total Assets	$460,971	$465,305
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$104,809	$118,055
Billings in excess of costs	2,707	1,421
Compensation and other employee benefits	34,326	34,917
Short-term debt	19,250	15,750
Other accrued liabilities	18,989	17,693
Total current liabilities	180,081	187,836
Long-term debt, net	57,723	67,842
Deferred tax liability	85,844	89,667
Other non-current liabilities	3,082	2,559
Total non-current liabilities	146,649	160,068
Total liabilities	326,730	347,904
Commitments and contingencies (Note 12)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,075,220 and 10,894,924 shares issued and outstanding	111	109
Additional paid in capital	66,768	63,910
Retained earnings	70,047	57,959
Accumulated other comprehensive loss	(2,685)	(4,577)
Total shareholders' equity	134,241	117,401
Total Liabilities and Shareholders' Equity	$460,971	$465,305
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,	July 1,
(In thousands)	2017	2016
Operating activities
Net income	$12,129	$12,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	794	1,012
Loss on disposal of property, plant, and equipment	—	389
Stock-based compensation	2,995	3,268
Amortization of debt issuance costs	381	578
Changes in assets and liabilities:
Receivables	8,791	33,458
Other assets	(640)	1
Accounts payable	(14,793)	(25,459)
Billings in excess of costs	1,286	346
Deferred taxes	(4,553)	(5,265)
Compensation and other employee benefits	(1,411)	3,134
Other liabilities	757	(4,820)
Net cash provided by operating activities	5,736	19,282
Investing activities
Purchases of capital assets	(364)	(317)
Proceeds from the disposition of assets	—	111
Distributions from equity investment	—	89
Net cash (used in) investing activities	(364)	(117)
Financing activities
Repayments of long-term debt	(7,000)	(9,000)
Proceeds from revolver	18,000	69,000
Repayments of revolver	(18,000)	(69,000)
Proceeds from exercise of stock options	1,886	431
Payment of debt issuance costs	—	(221)
Payments of employee withholding taxes on share-based compensation	(612)	(651)
Net cash (used in) financing activities	(5,726)	(9,441)
Exchange rate effect on cash	2,192	270
Net change in cash	1,838	9,994
Cash-beginning of year	47,651	39,995
Cash-end of period	$49,489	$49,989
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,021	$3,060
Income taxes paid	$2,629	$13,494
Non-cash investing activities:
Purchase of capital assets on account	$344	$—
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
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now Aptim Federal Services, LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the Condensed Consolidated Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Condensed Consolidated Statements of Cash Flows. Any remaining cash distribution is recorded in other assets in the Condensed Consolidated Statements of Cash Flows.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (June 30, 2017 for the second quarter of 2017 and July 1, 2016 for the second quarter of 2016), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Cumulative catch-up adjustments for the three and six months ended June 30, 2017 and July 1, 2016 are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2017	2016	2017	2016
Favorable adjustments	$4,783	$2,712	$8,325	$6,864
Unfavorable adjustments	(2,584)	(2,454)	(3,407)	(3,834)
Net favorable adjustments	$2,199	$258	$4,918	$3,030
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the six months ended June 30, 2017 and July 1, 2016, we had total revenue of $549.4 million and $618.6 million, respectively, all of which was derived from U.S. government customers. For the six months ended June 30, 2017 and July 1, 2016, we generated approximately 85% and 84%, respectively, of our total revenue from the U.S. Army.

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
Standards that are not yet adopted
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. In addition, the Financial Accounting Standards Board has issued related revenue recognition guidance in five ASUs: principal versus agent considerations (ASU 2016-08), identifying performance obligations and licensing (ASU 2016-10), a revision of certain SEC staff observer comments (ASU 2016-11), implementation guidance (ASU 2016-12), and technical corrections and improvements (ASU 2016-20).
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
We believe the most significant impact of the new guidance relates to our accounting for firm-fixed-price contracts. Our firm-fixed-price contracts will continue to recognize revenue and earnings over time because of the continuous transfer of services to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. However, for firm-fixed-price contracts, we will be precluded from recognizing adjustments in estimated costs at completion as costs incurred in excess of billings on the balance sheet. Adjustments in contract estimates for firm-fixed-price contracts will result in more variability to revenue from period to period. The total impact of an adjustment in estimated profit recorded to date on a contract will continue to be recognized in the period it is identified (cumulative catch-up method). Despite this variability, a firm-fixed-price contract’s cash flows and overall profitability at completion are the same. Anticipated losses on contracts will continue to be recognized in the quarter in which they are identified.

ASU 2016-02, Leases
The objective of the amendment to this standard is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of this standard is permitted.
February 2016
The primary effect of adopting the new standard will be to record assets and obligations for current operating leases. As of June 30, 2017, there are $5.0 million in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will not have a material impact on our consolidated balance sheet and related disclosures.

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
The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur, and we recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
We also elected a new accounting policy in which we account for award forfeitures as they occur. We no longer estimate the total number of awards for which the requisite service period will not be rendered.
The adoption of the standard did not have a material impact on our financial statements.
Cash paid by us when directly withholding shares for tax-withholding purposes is classified as a financing activity and excess tax benefits are classified along with other income tax cash flows as an operating activity in the consolidated statement of cash flows.

Other new pronouncements issued but not effective until after June 30, 2017 are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
The Company recorded income tax expense of $2.7 million and $6.5 million for the three and six months ended June 30, 2017, respectively, and $3.5 million and $7.4 million for the three and six months ended July 1, 2016, respectively, representing effective income tax rates of 32.9% and 35.0%, respectively, and 36.7% and 37.0%, respectively. The effective income tax rates may vary from the federal statutory rate of 35.0% due to state taxes, the tax effect of stock-based compensation, and other permanent book-tax differences.
Uncertain Tax Provisions
As of June 30, 2017 and December 31, 2016, unrecognized tax benefits from uncertain tax positions were $0.4 million. Management believes the uncertain tax positions will be resolved in the next twelve months.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$5,461	$6,050	$12,129	$12,640

Weighted average common shares outstanding	10,987	10,702	10,948	10,665
Add: Dilutive impact of stock options	78	103	60	89
Add: Dilutive impact of restricted stock units	126	153	124	159
Diluted weighted average common shares outstanding	11,191	10,958	11,132	10,913

Earnings per share
Basic	$0.50	$0.57	$1.11	$1.19
Diluted	$0.49	$0.55	$1.09	$1.16
The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2017	2016	2017	2016
Anti-dilutive stock options	13	10	22	21
Anti-dilutive restricted stock units	—	2	1	2
Total	13	12	23	23

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Billed receivables	$35,654	$41,992
Unbilled contract receivables	126,651	127,150
Other	2,777	2,930
Receivables	$165,082	$172,072
As of June 30, 2017 and December 31, 2016, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $4.5 million of our unbilled contract receivables as of June 30, 2017 may not be collected within the next twelve months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers.

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
We used $136.3 million from the Term Loan to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Loan consisted of debt financing fees, which are included in "Long-term debt, net" in the Condensed Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $0.4 million and $0.6 million for the six months ended June 30, 2017 and July 1, 2016, respectively. These costs are included in interest expense in the Condensed Consolidated Statements of Income. The Term Loan amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of June 30, 2017, the balance outstanding under the Term Loan was $78.0 million.

The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of June 30, 2017, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability to $64.8 million under the Revolver.

Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of June 30, 2017, the maximum amount of dividends we could pay was $12.9 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.25 to 1.00, which stepped down to 3.00 to 1.00 beginning with the first quarter of 2017 and will step down to 2.75 to 1.00 beginning with the first quarter of 2018, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of June 30, 2017, we had a ratio of total consolidated indebtedness to EBITDA of 1.61 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 10.01 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of June 30, 2017.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at June 30, 2017 was 3.98%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of June 30, 2017 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Term Loan on the Condensed Consolidated Balance Sheet as of June 30, 2017 were as follows:

(In thousands)	Carrying Amount	Fair Value
Short-term debt	$19,250	$19,250
Long-term debt	58,750	58,750
Total debt	78,000	$78,000
Debt financing fees	(1,027)
Total debt with debt financing fees	$76,973

Carrying values and fair values of the Term Loan on the Condensed Consolidated Balance Sheet as of December 31, 2016 were as follows:

(In thousands)	Carrying Amount	Fair Value
Short-term debt	$15,750	$15,750
Long-term debt	69,250	69,250
Total debt	85,000	$85,000
Debt financing fees	(1,408)
Total debt with debt financing fees	$83,592

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
Derivative Instruments
On May 5, 2016 and May 5, 2015, we entered into derivative instruments to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Term Loan (the interest rate swaps). The interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with notional amounts totaling $48.3 million at June 30, 2017, are recorded at fair value.

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
The following table summarizes the amount at fair value and location of the derivative instruments in the Condensed Consolidated Balance Sheet as of June 30, 2017:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$100
Interest rate swap designated as cash flow hedge	Other non-current assets	$170
The following table summarizes the amount at fair value and location of the derivative instruments in the Condensed Consolidated Balance Sheet as of December 31, 2016:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$86
Interest rate swap designated as cash flow hedge	Other non-current assets	$259
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of June 30, 2017, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

NOTE 8
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits were comprised of the following:

(In thousands)	June 30, 2017	December 31, 2016
Accrued salaries and wages	$16,282	$14,741
Accrued bonus	2,224	4,371
Accrued employee benefits	15,820	15,805
Total	$34,326	$34,917
Other accrued liabilities
Other accrued liabilities were comprised of the following:

(In thousands)	June 30, 2017	December 31, 2016
Workers' compensation, auto and general liability reserve	$5,616	$6,123
Other accrued liabilities	13,373	11,570
Total	$18,989	$17,693

NOTE 9
WORK FORCE REDUCTION AND EXECUTIVE SEPARATIONS
Work Force Reduction
On October 18, 2016, we announced a corporate reduction in force and a realignment of effort that resulted in the elimination of 62 positions at our Colorado Springs headquarters. As a result, we recognized $1.5 million in severance expense for the year ended December 31, 2016.
Executive Separations
On November 30, 2016, Kenneth Hunzeker, our former CEO, notified us of his intention to retire. On December 7, 2016, the Company and Mr. Hunzeker entered into a Separation Agreement, under which we agreed to continue to pay Mr. Hunzeker his present salary through December 5, 2018 (the Hunzeker Severance Pay Period) and to continue his participation in the Company's medical, dental, and vision plans through the Hunzeker Severance Pay Period. Mr. Hunzeker also received a bonus related to 2016. We recognized $1.2 million in severance expense for the year ended December 31, 2016 related to Mr. Hunzeker's separation.
On April 28, 2017, Kelvin Coppock, the Company’s Senior Vice President, Contracts notified the Company of his intention to retire, effective June 30, 2017. On June 30, 2017, the Company and Mr. Coppock entered into a Separation Agreement (the Coppock Separation Agreement). Pursuant to the Coppock Separation Agreement, the Company and Mr. Coppock agreed that his last day of active full-time employment with the Company was June 30, 2017. The Company agreed to continue to pay Mr. Coppock his present salary from July 1, 2017 through February 28, 2019 (the Coppock Severance Pay Period). In addition, Mr. Coppock is eligible for consideration for a pro-rata bonus for 2017 payable in 2018 based on six months of active employment in 2017 and to continue participation in the Company’s medical, dental and vision plans through the Coppock Severance Pay Period. We recognized $0.5 million in severance expense for the three months ended June 30, 2017 related to Mr. Coppock's separation.
A portion of the severance payments have been paid out pursuant to agreements entered into with affected employees, and we do not expect to incur significant additional charges related to these activities in future periods.
Severance and related benefit costs are accrued for as necessary within compensation and other employee benefits and other non-current liabilities on the Company's Condensed Consolidated Balance Sheets. Changes in the carrying amount of the severance and benefits liability related to the work force reduction and executive separations are summarized in the following table:

(In thousands)
Balance, December 31, 2016	$2,014
Severance and benefit related costs - Executive Separations	468
Payments	(1,008)
Adjustments	(54)
Balance, June 30, 2017	$1,420

NOTE 10
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to expense was $0.8 million and $0.6 million for the three months ended June 30, 2017 and July 1, 2016, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2017 and July 1, 2016, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company. Credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of June 30, 2017 and December 31, 2016, we had accrued $0.2 million of contributions under the Excess Savings Plan.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2017	2016	2017	2016
Compensation costs for equity-based awards	$563	$872	$1,546	$2,348
Compensation costs for liability-based awards	1,345	683	1,449	920
Total compensation costs, pre-tax	$1,908	$1,555	$2,995	$3,268
Future tax benefit	$679	$554	$1,065	$1,165
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of June 30, 2017, total unrecognized compensation costs related to equity-based awards and liability-based awards were $4.2 million and $2.1 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.00 years and 2.02 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the six months ended June 30, 2017:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	384	$21.47	285	$23.01
Granted	71	$22.27	136	$23.25
Exercised	(105)	$18.01
Vested			(110)	$24.33
Forfeited or expired	(19)	$22.59	(23)	$21.28
Outstanding at June 30, 2017	331	$22.67	288	$22.77

During the six months ended June 30, 2017, we granted long-term incentive awards to employees consisting of 70,985 NQOs and 135,833 RSUs with respective weighted average grant date fair values per share of $8.26 and $23.25. The NQOs vest in one-third cumulative annual installments on the first, second, and third anniversaries of the grant date and expire 10 years from the date of grant. Based on the closing price of Vectrus common stock on the grant dates, the weighted average option exercise price is $22.27. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. For employee RSUs, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of an annual meeting of shareholders and vest on the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.
The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following weighted-average assumptions were utilized in deriving the fair value for NQOs for the six months ended June 30, 2017:

Expected volatility	30.7%
Expected life (in years)	7
Risk-free rates	2.30%
Weighted-average grant date fair value per share	$8.26
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the six months ended June 30, 2017, we granted 2017 TSR awards with aggregate target TSR value of $1.3 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 12
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we are defending a purported class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Vectrus continues to vigorously defend the case, and filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017.
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
From time to time, U.S. government customers advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $4.0 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for open years subject to audit. We also may be subject to potential claims that may be made by the U.S. government against our Former Parent or its successor related to costs incurred by our Former Parent that relate to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. Currently, we cannot predict the likelihood of such claims or estimate the amount of any potential costs to us related to such claims.

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
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the six months ended June 30, 2017 and July 1, 2016, we had total revenue of $549.4 million and $618.6 million, respectively, all of which was derived from U.S. government customers. For the six months ended June 30, 2017 and July 1, 2016, we generated approximately 85% and 84%, respectively, of our total revenue from the U.S. Army.

Executive Summary
Vectrus reported $259.3 million of revenue for the quarter ended June 30, 2017, a decrease of $48.6 million, or 15.8%, from the $307.9 million of revenue reported for the corresponding period in 2016. The decrease in revenue was attributable to lower activity from our Middle East programs of $24.3 million, our Afghanistan programs of $16.8 million and our U.S. programs of $9.6 million, offset by an increase of $2.1 million from our European programs.
Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $2.2 million and $0.3 million for the three months ended June 30, 2017 and July 1, 2016, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Operating income for the quarter ended June 30, 2017 was $9.2 million, a decrease of $2.1 million, or 18.5%, compared to the $11.3 million for the quarter ended July 1, 2016. Without the aggregate changes in contract estimates recognized during the three months ended June 30, 2017 and July 1, 2016, operating income decreased by $4.0 million compared to the quarter ended July 1, 2016. This decrease was primarily due to lower operating income from our Middle East programs of $2.1 million, our U.S. programs of $1.4 million, and our Afghanistan programs of $0.5 million.
Further details related to the three and six months ended June 30, 2017, compared to the three and six months ended July 1, 2016, are contained in the "Discussion of Financial Results" section.
Recent Developments
The Kuwait Base Operation and Security Support Services (K-BOSSS) contract commenced in November 2010 and currently is exercised through March 28, 2018. The right to exercise an option period is at the sole discretion of the U.S. government. On September 29, 2016, we announced that we were not awarded the renewal of the K-BOSSS contract. We filed a post-award protest with the U.S. Government Accountability Office (GAO) on the K-BOSSS award on October 11, 2016. On November 7, 2016, we were notified by the Army that it was taking corrective action to resolve the protest of the K-BOSSS contract award. As such, the solicitation for the K-BOSSS contract was amended and re-issued to the original bidders. On March 23, 2017, Vectrus announced that the U.S. government awarded a modification to extend the K-BOSSS contract. The K-BOSSS contract extension is from March 29, 2017 to March 28, 2018, with an evaluated nine-month option of March 29, 2018 through December 28, 2018 and an evaluated three-month option of December 29, 2018 through March 28, 2019. The modification will continue critical base operations support and security support services throughout the Kuwait area of responsibility including forms, publications, and reproductive services; Army postal operations; operations; logistics; information management; public works; environmental services; medical administrative support; installation services; security services; fire services; and emergency services. The K-BOSSS contract contributed $228 million of revenue during the six months ended June 30, 2017 and $438 million of revenue during the year ended December 31, 2016.
In October 2014, a Danish company owned by Vectrus received notice of award of an approximately $411 million, seven year, Hybrid Firm-Fixed-Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the GAO denied protests of the Thule Contract filed by three unsuccessful bidders, and all three of them filed subsequent protests with the U.S. Court of Federal Claims. Following a lengthy litigation process, the cases related to the Thule Contract award protests were dismissed in October 2016. On December 14, 2016, the Air Force directed our Danish subsidiary to begin the transition process for the Thule Contract. On January 31, 2017, the Court of Federal Claims granted one protestor’s motion for reconsideration to address two claims that were not expressly ruled upon in the court’s dismissal of the case in October 2016. On April 4, 2017, the Court denied the protestor's motions and entered judgment in favor of the U.S. government and our Danish subsidiary. Our Danish subsidiary has begun the phase-in period, with full contract operations scheduled to begin on October 1, 2017.
Information regarding these and other certain significant contracts are discussed in "Significant Contracts" below.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the six months ended June 30, 2017 and July 1, 2016:

	% of Total Revenue
	Six Months Ended
Contract Name	June 30, 2017	July 1, 2016
Kuwait Base Operations and Security Support Services (K-BOSSS)	41.5%	35.2%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	14.6%	12.1%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	10.9%	14.2%
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
Performance on the OMDAC-SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised three option years through May 2017. The contract has one additional option period, which has been exercised by the U.S. government and runs through May 2018. Although the current contract is exercised through May 2018, the stated anticipated acquisition timeline for the re-compete is for the solicitation to be released in February 2019 and performance to commence sometime in 2019.
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
Total backlog increased by $438.0 million in the six months ended June 30, 2017. As of June 30, 2017, total backlog (funded and unfunded) was $2.8 billion.

	June 30,	December 31,
(In millions)	2017	2016
Funded backlog	$889	$665
Unfunded backlog	1,905	1,691
Total backlog	$2,794	$2,356
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $773.4 million during the six months ended June 30, 2017, which was a decrease of $135.5 million compared to the six months ended July 1, 2016 due to the timing of funded orders for some of our contracts.
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

DISCUSSION OF FINANCIAL RESULTS
Three months ended June 30, 2017, compared to three months ended July 1, 2016
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	June 30,	July 1,
(In thousands)	2017	2016	$	%
Revenue	$259,318	$307,895	$(48,577)	(15.8)%
Cost of revenue	233,583	280,644	(47,061)	(16.8)%
% of revenue	90.1%	91.1%
Selling, general and administrative expenses	16,531	15,953	578	3.6%
% of revenue	6.4%	5.2%
Operating income	9,204	11,298	(2,094)	(18.5)%
Operating margin	3.5%	3.7%
Interest (expense) income, net	(1,070)	(1,736)	(666)	(38.4)%
Income before taxes	8,134	9,562	(1,428)	(14.9)%
% of revenue	3.1%	3.1%
Income tax expense	2,673	3,512	(839)	(23.9)%
Effective income tax rate	32.9%	36.7%
Net Income	$5,461	$6,050	$(589)	(9.7)%
Revenue
Revenue for the three months ended June 30, 2017, was $259.3 million, a decrease of $48.6 million, or 15.8%, as compared to the three months ended July 1, 2016. The decrease in revenue was attributable to lower activity from our Middle East programs of $24.3 million, our Afghanistan programs of $16.8 million, and our U.S. programs of $9.6 million, offset by an increase of $2.1 million from our European programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.1% for the three months ended June 30, 2017 and 91.1% for the three months ended July 1, 2016. The decrease in cost of revenue of $47.1 million, or 16.8%, for the three months ended June 30, 2017, as compared to the three months ended July 1, 2016, was primarily due to lower revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the three months ended June 30, 2017, SG&A expenses of $16.5 million increased by $0.6 million, or 3.6%, as compared to $16.0 million for the three months ended July 1, 2016 primarily due to higher legal expenses of $0.8 million and increased stock-based compensation expense of $0.3 million, offset by prior cost savings initiatives of $0.5 million.
Operating Income
Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting adjustments for the three months ended June 30, 2017 and the three months ended July 1, 2016 increased operating income by $2.2 million and $0.3 million, respectively. The aggregate cumulative catch-up adjustments for the three months ended June 30, 2017 related to approved extensions with higher margins associated with labor-related items, management of contract staffing, and contract close out costs, offset by higher subcontractor costs. The aggregate cumulative catch-up adjustments for the three months ended July 1, 2016 related to approved contract extensions with higher margins associated with labor-related items and additional negotiated fees. The gross aggregate effects of these favorable and unfavorable changes in estimates for the three months ended June 30, 2017 and July 1, 2016 were $4.8 million and $2.7 million favorable to operating income, respectively, and $2.6 million and $2.5 million unfavorable to operating income, respectively.

Operating income for the three months ended June 30, 2017 was $9.2 million, a decrease of $2.1 million, or 18.5%, as compared to the three months ended July 1, 2016. Without the aggregate changes in contract estimates recognized during the three months ended June 30, 2017 and July 1, 2016, operating income decreased by $4.0 million compared to the quarter ended July 1, 2016. This decrease was primarily due to lower operating income from our Middle East programs of $2.1 million, our U.S. programs of $1.4 million, and our Afghanistan programs of $0.5 million.
Operating income as a percentage of revenue was 3.5% for the three months ended June 30, 2017, compared to 3.7% for the three months ended July 1, 2016.
Six months ended June 30, 2017, compared to six months ended July 1, 2016
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
	June 30,	July 1,
(In thousands)	2017	2016	$	%
Revenue	$549,380	$618,577	$(69,197)	(11.2)%
Cost of revenue	498,283	564,354	(66,071)	(11.7)%
% of revenue	90.7%	91.2%
Selling, general and administrative expenses	30,244	31,113	(869)	(2.8)%
% of revenue	5.5%	5.0%
Operating income	20,853	23,110	(2,257)	(9.8)%
Operating margin	3.8%	3.7%
Interest (expense) income, net	(2,204)	(3,048)	(844)	(27.7)%
Income before taxes	18,649	20,062	(1,413)	(7.0)%
% of revenue	3.4%	3.2%
Income tax expense	6,520	7,422	(902)	(12.2)%
Effective income tax rate	35.0%	37.0%
Net Income	$12,129	$12,640	$(511)	(4.0)%
Revenue
Revenue for the six months ended June 30, 2017, was $549.4 million, a decrease of $69.2 million, or 11.2%, as compared to the six months ended July 1, 2016. The decrease in revenue was attributable to lower activity from our Afghanistan programs of $37.1 million, our Middle East programs of $23.9 million, our U.S. programs of $7.1 million, and our European programs of $1.1 million.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.7% for the six months ended June 30, 2017 and 91.2% for the six months ended July 1, 2016. The decrease in cost of revenue of $66.1 million, or 11.7%, for the six months ended June 30, 2017, as compared to the six months ended July 1, 2016, was primarily due to lower revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the six months ended June 30, 2017, SG&A expenses of $30.2 million decreased by $0.9 million, or 2.8%, as compared to $31.1 million for the six months ended July, 1, 2016 primarily due to prior cost savings initiatives of $2.0 million offset by higher legal expenses of $1.1 million.
Operating Income
Aggregate cumulative catch-up adjustments for the six months ended June 30, 2017 and the six months ended July 1, 2016 increased operating income by $4.9 million and $3.0 million, respectively. The aggregate cumulative catch-up adjustments for the six months ended June 30, 2017 related to approved extensions with higher margins associated with labor-related items, management of contract staffing, and contract close out costs, offset by higher subcontractor costs. The aggregate cumulative catch-up adjustments for the six months ended July 1, 2016 related to approved contract extensions with higher margins associated with labor-related items and additional negotiated fees. The gross aggregate effects of these favorable and unfavorable changes in estimates for the six months ended June 30, 2017 and the six months ended July 1, 2016 were $8.3 million and $6.9 million favorable to operating income, respectively, and $3.4 million and $3.8 million unfavorable to operating income, respectively.
Operating income for the six months ended June 30, 2017, decreased by $2.3 million, or 9.8%, as compared to the six months ended July 1, 2016. Without the aggregate changes in contract estimates recognized during the six months ended June 30, 2017 and July 1, 2016, operating income decreased by $4.1 million compared to the six months ended July 1, 2016. This decrease was primarily due to lower operating income from our U.S. programs of $2.0 million, our Middle East programs of $1.0 million, our Afghanistan programs of $1.0 million and our European programs of $0.1 million.
Operating income as a percentage of revenue was 3.8% for the six months ended June 30, 2017, compared to 3.7% for the six months ended July 1, 2016.
Interest (Expense) Income, Net
Interest (expense) income, net for the three and six months ended June 30, 2017 and July 1, 2016 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	July 1,			June 30,	July 1,
(In thousands)	2017	2016	$	%	2017	2016	$	%
Interest income	$7	$18	$(11)	(61.1)%	14	33	(19)	(57.6)%
Interest (expense)	(1,077)	(1,754)	(677)	(38.6)%	(2,218)	(3,081)	(863)	(28.0)%
Interest (expense) income, net	$(1,070)	$(1,736)	$(666)	(38.4)%	(2,204)	(3,048)	(844)	(27.7)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $0.7 million and $0.9 million for the three and six months ended June 30, 2017 compared to the three and six months ended July 1, 2016, respectively, was due to a lower average debt balance in the 2017 period.
Income Tax Expense
We recorded income tax expense of $2.7 million and $6.5 million, for the three and six months ended June 30, 2017, respectively, and $3.5 million and $7.4 million for the three and six months ended July 1, 2016, respectively, representing effective income tax rates of 32.9% and 35.0%, respectively, and 36.7% and 37.0%, respectively. The effective income tax rates may vary from the federal statutory rate of 35.0% due to state taxes, the tax effect of stock-based compensation, and other permanent book-tax differences.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditure and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, cash on hand, and access to capital markets. When necessary we will utilize our revolving credit facility to satisfy short-term working capital requirements.
If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. The conclusion of the APS-5 Kuwait and APS-5 Qatar contracts with associated revenue and costs will not have a material impact on our liquidity.
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. Approximately $12.4 million of our total $49.5 million in cash at June 30, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.

In connection with the Spin-off, we entered into a senior secured credit facility consisting of five-year term loan facility (the Term Loan) in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. During 2016, 2015 and 2014, we made principal payments on the Term Loan of $29.0 million, $23.4 million and $2.6 million, respectively, reducing the principal balance on the Term Loan to $85.0 million as of December 31, 2016. As of June 30, 2017, the balance outstanding under the Term Loan was $78.0 million. In addition to the quarterly installments on the Term Loan, we voluntarily prepaid $15.0 million and $12.0 million of the principal of the Term Loan during the years ended December 31, 2016 and 2015, respectively. There were no outstanding borrowings under the Revolver at June 30, 2017. At June 30, 2017, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability to $64.8 million under the Revolver.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 59 and 57 days as of June 30, 2017 and December 31, 2016, respectively.
The following table sets forth net cash provided by (used in) operating activities, investing and financing activities:

	Six Months Ended
	June 30,	July 1,
(In thousands)	2017	2016
Operating activities	$5,736	$19,282
Investing activities	(364)	(117)
Financing activities	(5,726)	(9,441)
Foreign exchange[1]	2,192	270
Net change in cash	$1,838	$9,994
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities for the six months ended June 30, 2017 consisted of net income of $12.1 million, increased by non-cash items of $4.2 million and offset by unfavorable net working capital changes of $10.6 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable, deferred taxes, and compensation and other employee benefits.
Net cash provided by operating activities during the six months ended July 1, 2016 consisted of net income of $12.6 million, increased by non-cash items of $5.3 million and favorable net working capital changes of $1.4 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable and compensation and other employee benefits.
Net cash used in investing activities for the six months ended June 30, 2017 consisted of capital expenditures for the purchase of capital assets of $0.4 million for the purchase of hardware and software related to ongoing operations. Net cash used in investing activities during the six months ended July 1, 2016 consisted of capital expenditures for the purchase of hardware and software related to ongoing operations of $0.3 million offset by $0.1 million of proceeds received from the disposition of capital assets and a distribution from an equity investment of $0.1 million (see Note 1, "Description of Business and Summary of Significant Accounting Policies - Principles of Consolidation and Equity Investment, " in the notes to our unaudited condensed consolidated financial statements).
Net cash used in financing activities during the six months ended June 30, 2017 consisted of repayments of long-term debt of $7.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.6 million, offset by $1.9 million in cash received from the exercise of stock options. During the six months ended June 30, 2017, we borrowed and repaid a total of $18.0 million from the Revolver to meet short-term working capital requirements.
Net cash used in financing activities during the six months ended July 1, 2016 consisted of repayments of long-term debt of $9.0 million, payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million and a payment of $0.2 million related to an amendment of our credit agreement, offset by $0.4 million in cash received from the exercise of stock options. During the six months ended July 1, 2016, we borrowed and repaid a total of $69.0 million from the Revolver to meet short-term working capital requirements.
Capital Resources
At June 30, 2017, we held cash of $49.5 million, which included $12.4 million held by foreign subsidiaries, and had $64.8 million of available borrowing capacity under the Revolver which expires on September 17, 2019. We believe that our cash at June 30, 2017, as supplemented by cash flows from operations and the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the six months ended June 30, 2017, we paid $7.0 million in quarterly installment payments due on the Term Loan.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. At June 30, 2017, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability to $64.8 million under the Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At June 30, 2017, we had no material off-balance sheet arrangements other than operating leases.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. We are subject to interest rate risk with our Term Loan and Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Without giving effect to the impact of our interest rate swaps, each one percentage point change associated with the Term Loan would result in a $0.8 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we are defending a purported class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Vectrus continues to vigorously defend the case, and filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017.
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
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	Letter Agreement, dated August 25, 2015, between Vectrus, Inc. and Rene J. Moline (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2017)*
10.2
Description of Housing Allowance for Charles L. Prow (incorporated by reference to Exhibit 10.1 of Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 9, 2017)*

10.3	Description of Vectrus, Inc. Non-Management Director Annual Compensation (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2017)*
10.4
Separation Agreement and Complete Release of Liability, dated June 12, 2017, between Vectrus Systems Corporation and Rene J. Moline (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.’s Current Report on Form 8-K filed on June 12, 2017)*

10.5
Separation Agreement and Complete Release of Liability, dated June 30, 2017, between Vectrus Systems Corporation and Kelvin R. Coppock (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.’s Current Report on Form 8-K filed on June 30, 2017)*

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
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
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

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: August 8, 2017

EXHIBIT INDEX

10.1	Letter Agreement, dated August 25, 2015, between Vectrus, Inc. and Rene J. Moline (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2017)*
10.2
Description of Housing Allowance for Charles L. Prow (incorporated by reference to Exhibit 10.1 of Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 9, 2017)*

10.3	Description of Vectrus, Inc. Non-Management Director Annual Compensation (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2017)*
10.4
Separation Agreement and Complete Release of Liability, dated June 12, 2017, between Vectrus Systems Corporation and Rene J. Moline (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.’s Current Report on Form 8-K filed on June 12, 2017)*

10.5
Separation Agreement and Complete Release of Liability, dated June 30, 2017, between Vectrus Systems Corporation and Kelvin R. Coppock (incorporated by reference to Exhibit 10.01 of Vectrus, Inc.’s Current Report on Form 8-K filed on June 30, 2017)*

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
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.