Form 10-Q
period 2017-09-29
Vectrus, Inc.
filed 2017-11-07
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 2, 2017, there were 11,114,546 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenue	$269,625	$283,782	$819,005	$902,359
Cost of revenue	245,219	257,687	743,502	822,042
Selling, general and administrative expenses	14,316	14,933	44,560	46,046
Operating income	10,090	11,162	30,943	34,271
Interest (expense) income, net	(1,058)	(1,348)	(3,262)	(4,396)
Income from operations before income taxes	9,032	9,814	27,681	29,875
Income tax expense	3,232	3,207	9,751	10,629
Net income	$5,800	$6,607	$17,930	$19,246

Earnings per share
Basic	$0.52	$0.62	$1.63	$1.80
Diluted	$0.51	$0.60	$1.61	$1.76
Weighted average common shares outstanding - basic	11,075	10,733	10,991	10,688
Weighted average common shares outstanding - diluted	11,272	11,061	11,168	10,966
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2017	2016	2017	2016
Net income	$5,800	$6,607	$17,930	$19,246
Other comprehensive income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	—	264	95	(342)
Net (loss) gain reclassified to interest expense	—	(2)	—	3
Tax benefit (expense)	—	(94)	(34)	121
Net change in derivative instrument	—	168	61	(218)
Foreign currency translation adjustments	893	512	2,724	360
Other comprehensive income, net of tax	893	680	2,785	142
Total comprehensive income	$6,693	$7,287	$20,715	$19,388
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
(In thousands, except share information)	2017	2016
Assets	(unaudited)
Current assets
Cash	$63,446	$47,651
Receivables	174,943	172,072
Costs incurred in excess of billings	11,751	11,002
Other current assets	8,509	13,412
Total current assets	258,649	244,137
Property, plant, and equipment, net	3,259	3,061
Goodwill	216,930	216,930
Other non-current assets	2,413	1,177
Total non-current assets	222,602	221,168
Total Assets	$481,251	$465,305
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$109,100	$118,055
Billings in excess of costs	3,070	1,421
Compensation and other employee benefits	42,770	34,917
Short-term debt	21,000	15,750
Other accrued liabilities	18,996	17,693
Total current liabilities	194,936	187,836
Long-term debt, net	52,653	67,842
Deferred tax liability	89,710	89,667
Other non-current liabilities	2,322	2,559
Total non-current liabilities	144,685	160,068
Total liabilities	339,621	347,904
Commitments and contingencies (Note 12)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,075,220 and 10,894,924 shares issued and outstanding	111	109
Additional paid in capital	67,464	63,910
Retained earnings	75,847	57,959
Accumulated other comprehensive loss	(1,792)	(4,577)
Total shareholders' equity	141,630	117,401
Total Liabilities and Shareholders' Equity	$481,251	$465,305
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2017	2016
Operating activities
Net income	$17,930	$19,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,141	1,453
Loss on disposal of property, plant, and equipment	—	402
Stock-based compensation	3,341	3,542
Amortization of debt issuance costs	561	915
Changes in assets and liabilities:
Receivables	(96)	47,501
Other assets	3,196	(2,954)
Accounts payable	(11,470)	(31,593)
Billings in excess of costs	1,649	(2,828)
Deferred taxes	(1,007)	(7,138)
Compensation and other employee benefits	6,817	9,252
Other liabilities	336	(4,314)
Net cash provided by operating activities	22,398	33,484
Investing activities
Purchases of capital assets	(901)	(400)
Proceeds from the disposition of assets	—	116
Distributions from equity investment	—	346
Net cash (used in) investing activities	(901)	62
Financing activities
Repayments of long-term debt	(10,500)	(20,500)
Proceeds from revolver	27,500	74,000
Repayments of revolver	(27,500)	(74,000)
Proceeds from exercise of stock options	1,886	568
Payment of debt issuance costs	—	(221)
Payments of employee withholding taxes on share-based compensation	(612)	(651)
Net cash (used in) financing activities	(9,226)	(20,804)
Exchange rate effect on cash	3,524	614
Net change in cash	15,795	13,356
Cash-beginning of year	47,651	39,995
Cash-end of period	$63,446	$53,351
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,014	$4,224
Income taxes paid	$3,801	$20,598
Non-cash investing activities:
Purchase of capital assets on account	$438	$—
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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 29, 2017 for the third quarter of 2017 and September 30, 2016 for the third quarter of 2016), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated and combined financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Revenue Recognition
As a defense contractor engaging in long-term contracts, the majority of our revenue is derived from long-term service contracts for which revenue is recognized under the percentage-of-completion method based on levels of effort or percentage of costs incurred to total costs. For levels of effort, revenue and profits are recognized based upon the ratio of actual services delivered to estimated total services to be delivered under the contract. Under the cost-to-total cost method, revenue is recognized based upon the ratio of costs incurred to estimated total costs at completion. Revenue under cost-reimbursable contracts is recorded as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Revenue and profits on time-and-material type contracts are recognized based on billable rates multiplied by direct labor hours incurred plus material and other reimbursable costs incurred. The completed-contract method is utilized when reasonable and reliable cost estimates for a project cannot be made. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue, until the revenue recognition criteria are satisfied, and are recorded as billings in excess of costs in the Condensed Consolidated Balance Sheets. Revenue that is earned and recognized in excess of amounts invoiced is recorded as a component of receivables.
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
Cumulative catch-up adjustments for the three and nine months ended September 29, 2017 and September 30, 2016 are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2017	2016	2017	2016
Favorable adjustments	$5,779	$2,374	$14,104	$9,238
Unfavorable adjustments	(2,111)	(1,202)	(5,518)	(5,036)
Net favorable adjustments	$3,668	$1,172	$8,586	$4,202
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the three and nine months ended September 29, 2017 and September 30, 2016, we had total revenue of $269.6 million and $819.0 million, respectively, and $283.8 million and $902.4 million, respectively, all of which was derived from U.S. government customers. For the three and nine months ended September 29, 2017, we generated approximately 80% and 83%, respectively, of our total revenue from the U.S. Army. For the three and nine months ended September 30, 2016, we generated approximately 85% and 84%, respectively, of our total revenue from the U.S. Army.

Beginning in 2018, our revenue recognition will be impacted by our adoption of a comprehensive new revenue recognition accounting standard. Refer to Note 2, "Recent Accounting Pronouncements" for additional information.
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

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). In addition, the FASB issued related revenue recognition guidance in five ASUs: principal versus agent considerations (ASU 2016-08), identifying performance obligations and licensing (ASU 2016-10), a revision of certain SEC staff observer comments (ASU 2016-11), implementation guidance (ASU 2016-12), and technical corrections and improvements (ASU 2016-20).
ASU 2014-09 is a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP, provides enhancements to the quality and consistency of how revenue is reported, and improves comparability in financial statements presented under GAAP and International Financial Reporting Standards. The guidance in this standard is principles-based, and consequently, entities will be required to use more judgment and make more estimates than under prior guidance. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which for us is our first quarter 2018. We will apply new revenue recognition guidance to new contracts and existing contracts with remaining performance obligations as of January 1, 2018 and recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Upon adopting the new standard, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations.
ASU 2014-09 allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to the most current period presented in the financial statements, with certain additional required footnote disclosures). We will adopt the standard using the “modified retrospective method”.
In preparation for the adoption of the new standard, we have made progress against a detailed implementation plan we developed in the following areas:

•
Completing an accounting guidance gap analysis, consisting of a review of representative contracts to determine potential changes to our existing accounting policies and potential impacts to our consolidated financial statements;

•	Completing an inventory of our outstanding contracts;

•	Drafting a Company-wide revenue recognition policy reflecting the requirements of the new standard and tailored to our programs;

•	Providing Company-wide training to affected employees, including in the areas of accounting, finance, contracts, and program operations;

•
Applying the five-step model of the new standard to our contracts to evaluate the quantitative and qualitative impacts the new standard will have on our consolidated financial statements, accounting and operating policies, accounting systems, internal control structure and business practices; and

•	Initiating the process of reviewing the additional disclosure requirements of the new standard and the potential impact on our accounting systems and internal control structure.

Our revenue is derived from long-term contracts, with revenue recognized using the percentage-of-completion method for a large majority of our contracts and the completed contract method for the remainder. The completed contact method is no longer allowed under ASU 2014-09. We expect to recognize revenue on an “over time” basis for all contracts by using cost inputs to measure progress toward the completion of our performance obligations. We believe the most significant impact of the new guidance relates to our accounting for firm-fixed-price contracts, which accounted for 25% of our revenue for the nine months ended September 29, 2017. Our firm-fixed-price contracts will continue to recognize revenue and earnings over time because of the continuous transfer of services to the customer. However, for firm-fixed-price contracts, we will be precluded from recognizing adjustments in estimated costs at completion as costs incurred in excess of billings or billings in excess of cost on the balance sheet. Adjustments in contract estimates for firm-fixed-price contracts will result in more variability to revenue from period to period depending on when costs are incurred. Despite this variability, a firm-fixed-price contract’s cash flows and overall profitability at completion are the same. The total impact of an adjustment in estimated profit recorded to date on a contract will continue to be recognized in the period it is identified through cumulative catch-up adjustments. Anticipated losses on contracts will continue to be recognized in the quarter in which they are identified.
In 2017, we are developing new internal controls in connection with our pending adoption of the new revenue recognition standard. These internal controls include development of new policies based on the five-step model provided in the new revenue standard; providing Company-wide training to affected employees, including accounting, finance, contracts, and program operations; ongoing contract review requirements; gathering of information provided for disclosures; and holding regular meetings with management and the Audit Committee to review implementation plan progress. Upon adoption, we expect to implement new internal controls related to our accounting policies and procedures. We will require new internal controls to address risks associated with applying the five-step model. Additionally, we will establish monitoring controls to identify new contractual arrangements, modifications to existing contractual arrangements, and changes in our business environment that could impact our current accounting assessment. We are in the process of redesigning impacted processes, policies and controls.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. We have begun analyzing our operating lease agreements, and management anticipates our assets and liabilities will increase proportionally after the adoption of ASU 2016-02. As of September 29, 2017, there are approximately $5.5 million in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, this standard is not expected to have a material impact on our consolidated balance sheet and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16). The objective of ASU 2016-16 is to require companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Prior to the implementation of this standard, companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized, or impaired). Companies will still be required to defer the income tax effects of intercompany sales and transfers of inventory in an exception to the income tax accounting guidance. The standard is effective in annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted as of the beginning of an annual period. We are evaluating the impact of adopting ASU 2016-16; however, the standard is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01). The objective of ASU 2017-01 is to add guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or of businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for interim and annual periods in which the financial statements have not been issued or made available for issuance. We are evaluating the impact of adopting ASU 2017-01; however, the standard is not expected to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 31, 2021, and interim periods within those fiscal years. Early adoption of ASU 2017-04 is permitted on goodwill impairment tests performed after January 1, 2017. ASU 2017-04 should be applied on a prospective basis. We are evaluating the impact of adopting ASU 2017-04; however, the standard is not expected to have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The objective of ASU 2017-12 is to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and to reduce the complexity of and simplify the application of hedge accounting by preparers. The standard is effective in annual periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted as of the beginning of the annual period. We are evaluating the impact of adopting ASU 2017-12; however, the standard is not expected to have a material impact on our consolidated financial statements.
Other new pronouncements issued but not effective until after September 29, 2017 are not expected to have a material impact on our financial position, results of operations or cash flows.
Accounting Standards That Were Adopted
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The objective of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including recording all excess tax benefits and tax deficiencies through income tax on the statement of earnings and eliminating the requirement that excess tax benefits be realized before they can be recognized. ASU 2016-09 also simplifies several other aspects of the accounting for employee share-based payments, including forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this standard in the first quarter of 2017.
The adoption of ASU 2016-09 did not have a material impact on our financial statements but did impact the following:

•	All excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement prospectively.

•
The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur, and we recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

•
We also adopted a new accounting policy in which we account for award forfeitures as they occur. We no longer estimate the total number of awards for which the requisite service period will not be rendered.

•
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
The Company recorded income tax expense of $3.2 million and $9.8 million for the three and nine months ended September 29, 2017, respectively, and $3.2 million and $10.6 million for the three and nine months ended September 30, 2016, respectively, representing effective income tax rates of 35.8% and 35.2%, respectively, and 32.7% and 35.6%, respectively. The effective income tax rates may vary from the federal statutory rate of 35.0% due to state taxes, the tax effect of stock-based compensation, and other permanent book-tax differences.
Uncertain Tax Provisions
As of September 29, 2017 and December 31, 2016, unrecognized tax benefits from uncertain tax positions were $0.4 million. Management believes the uncertain tax positions will be resolved by December 31, 2017. The settlement of uncertain tax positions will not affect our effective tax rate.

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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$5,800	$6,607	$17,930	$19,246

Weighted average common shares outstanding	11,075	10,733	10,991	10,688
Add: Dilutive impact of stock options	68	142	63	109
Add: Dilutive impact of restricted stock units	129	186	114	169
Diluted weighted average common shares outstanding	11,272	11,061	11,168	10,966

Earnings per share
Basic	$0.52	$0.62	$1.63	$1.80
Diluted	$0.51	$0.60	$1.61	$1.76
The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2017	2016	2017	2016
Anti-dilutive stock options	3	2	12	9
Anti-dilutive restricted stock units	—	—	—	—
Total	3	2	12	9

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	September 29,	December 31,
(In thousands)	2017	2016
Billed receivables	$31,750	$41,992
Unbilled contract receivables	140,483	127,150
Other	2,710	2,930
Receivables	$174,943	$172,072
As of September 29, 2017 and December 31, 2016, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $5.4 million of our unbilled contract receivables as of September 29, 2017 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers.

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
We used $136.3 million from the Term Loan to pay a distribution to a subsidiary of Exelis on September 26, 2014. The remaining $3.7 million from the Term Loan consisted of debt financing fees, which are included in long-term debt, net in the Condensed Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Credit Agreement. Amortization expenses relating to debt issuance costs were $0.2 million and $0.3 million for the three months ended September 29, 2017 and September 30, 2016, respectively, and $0.6 million and $0.9 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. These costs are included in interest expense in the Condensed Consolidated Statements of Income. The Term Loan amortizes in quarterly installments at the following rates per annum: 7.5% in year one, 10.0% in each of years two and three, 15.0% in year four and 57.5% in year five. Amounts borrowed under the Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by September 17, 2019. As of September 29, 2017, the balance outstanding under the Term Loan was $74.5 million.

The Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $35.0 million of the Revolver is available for the issuance of letters of credit, and there is a swingline facility in an amount equal to $10.0 million. The Revolver will mature and the commitments thereunder will terminate on September 17, 2019. As of September 29, 2017, there were eight letters of credit outstanding in the aggregate amount of $12.2 million, which reduced our borrowing availability to $62.8 million under the Revolver.

Covenants. The Senior Secured Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of September 29, 2017, the maximum amount of dividends we could pay was $12.9 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.25 to 1.00, which stepped down to 3.00 to 1.00 beginning with the first quarter of 2017 and will step down to 2.75 to 1.00 beginning with the first quarter of 2018, and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of September 29, 2017, we had a ratio of total consolidated indebtedness to EBITDA of 1.58 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 10.40 to 1.00. We were in compliance with all covenants related to the Senior Secured Credit Facilities as of September 29, 2017.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 2.50% to 3.00%, or (ii) a base rate plus the applicable margin. The interest rate under the Senior Secured Credit Facilities at September 29, 2017 was 3.99%. We pay a commitment fee on the undrawn portion of the Revolver ranging from 0.40% to 0.50%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Senior Secured Credit Facilities approximates the carrying value as of September 29, 2017 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Term Loan on the Condensed Consolidated Balance Sheet as of September 29, 2017 were as follows:

(In thousands)	Carrying Amount	Fair Value
Short-term debt	$21,000	$21,000
Long-term debt	53,500	53,500
Total debt	74,500	$74,500
Debt financing fees	(847)
Total debt with debt financing fees	$73,653

Carrying values and fair values of the Term Loan on the Condensed Consolidated Balance Sheet as of December 31, 2016 were as follows:

(In thousands)	Carrying Amount	Fair Value
Short-term debt	$15,750	$15,750
Long-term debt	69,250	69,250
Total debt	85,000	$85,000
Debt financing fees	(1,408)
Total debt with debt financing fees	$83,592

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

Derivative Instruments
On May 5, 2016 and May 5, 2015, we entered into derivative instruments to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Term Loan (the interest rate swaps). The interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with notional amounts totaling $46.7 million at September 29, 2017, are recorded at fair value.
The interest rate swaps are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contracts incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swaps are recorded, net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, to interest expense on the Condensed Consolidated Statements of Income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense.
The following table summarizes the amount at fair value and location of the derivative instruments in the Condensed Consolidated Balance Sheet as of September 29, 2017:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$132
Interest rate swap designated as cash flow hedge	Other non-current assets	$138
The following table summarizes the amount at fair value and location of the derivative instruments in the Condensed Consolidated Balance Sheet as of December 31, 2016:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$86
Interest rate swap designated as cash flow hedge	Other non-current assets	$259
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of September 29, 2017, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

NOTE 8
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following:

(In thousands)	September 29, 2017	December 31, 2016
Accrued salaries and wages	$23,587	$14,741
Accrued bonus	3,052	4,371
Accrued employee benefits	16,131	15,805
Total	$42,770	$34,917

Other accrued liabilities
Other accrued liabilities were comprised of the following:

(In thousands)	September 29, 2017	December 31, 2016
Workers' compensation, auto and general liability reserve	$5,507	$6,123
Other accrued liabilities	13,489	11,570
Total	$18,996	$17,693

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
On April 28, 2017, Kelvin Coppock, the Company’s Senior Vice President, Contracts notified the Company of his intention to retire, effective June 30, 2017. On June 30, 2017, the Company and Mr. Coppock entered into a Separation Agreement (the Coppock Separation Agreement). Pursuant to the Coppock Separation Agreement, the Company and Mr. Coppock agreed that his last day of active full-time employment with the Company was June 30, 2017. The Company agreed to continue to pay Mr. Coppock his present salary from July 1, 2017 through February 28, 2019 (the Coppock Severance Pay Period). In addition, Mr. Coppock is eligible for consideration for a pro-rata bonus for 2017 payable in 2018 based on six months of active employment in 2017 and to continue his participation in the Company’s medical, dental and vision plans through the Coppock Severance Pay Period. We recognized $0.5 million in severance expense for the three months ended June 30, 2017 related to Mr. Coppock's separation.
Severance and related benefit costs are accrued for as necessary within compensation and other employee benefits and other non-current liabilities on the Condensed Consolidated Balance Sheets. A portion of the severance payments have been paid out pursuant to agreements entered into with affected employees, and we do not expect to incur significant additional charges related to these activities in future periods. Changes in the carrying amount of the severance and benefits liability related to the work force reduction and executive separations are summarized in the following table:

(In thousands)
Balance, December 31, 2016	$2,014
Severance and related benefit costs - executive separations	468
Payments	(1,260)
Adjustments	(46)
Balance, September 29, 2017	$1,176

NOTE 10
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to expense was $0.9 million for both the three months ended September 29, 2017 and September 30, 2016 and $2.3 million and $2.1 million for the nine months ended September 29, 2017 and September 30, 2016, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company. Credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of September 29, 2017 and December 31, 2016, we had accrued $0.1 million and $0.2 million, respectively, of contributions under the Excess Savings Plan.
On November 9, 2016, the Compensation and Personnel Committee of the Board of Directors approved an amendment and restatement of the Company’s Senior Executive Severance Pay Plan (as amended and restated, the “Amended Plan”). The Amended Plan removed (i) a provision that disallowed severance pay in the event of a termination of the executive’s employment by the Company with a scheduled termination date after the executive’s “Normal Retirement Date” (i.e., the first of the month which coincides with or follows the executive’s 65th birthday) and (ii) a provision that used the executive’s Normal Retirement Date in determining the maximum period of time for which severance pay is calculated. The Amended Plan did not change the schedule of severance pay. Termination benefits offered under the Company’s Amended Plan are other post employment benefits as defined by FASB Accounting Standards Codification 712-10 - Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable and the Company does not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.

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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2017	2016	2017	2016
Compensation costs for equity-based awards	$695	$1,002	$2,241	$3,350
Compensation costs for liability-based awards	(349)	(728)	1,100	192
Total compensation costs, pre-tax	$346	$274	$3,341	$3,542
Future tax benefit	$123	$97	$1,188	$1,260
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of September 29, 2017, total unrecognized compensation costs related to equity-based awards and liability-based awards were $3.3 million and $1.5 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.88 years and 2.00 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the nine months ended September 29, 2017:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	384	$21.47	285	$23.01
Granted	71	$22.27	136	$23.25
Exercised	(105)	$18.01
Vested			(110)	$24.33
Forfeited or expired	(23)	$22.61	(35)	$21.61
Outstanding at September 29, 2017	327	$22.67	276	$22.79

During the nine months ended September 29, 2017, we granted long-term incentive awards to employees consisting of 70,985 NQOs and 135,833 RSUs with respective weighted average grant date fair values per share of $8.26 and $23.25. The NQOs vest in one-third cumulative annual installments on the first, second, and third anniversaries of the grant date and expire 10 years from the date of grant. Based on the closing price of Vectrus common stock on the grant dates, the weighted average option exercise price is $22.27. The fair value of each NQO grant was estimated on the date of grant using the Black-Scholes option pricing model. For employee RSUs, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of an annual meeting of shareholders and vest on the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.
The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following weighted-average assumptions were utilized in deriving the fair value for NQOs for the nine months ended September 29, 2017:

Expected volatility	30.7%
Expected life (in years)	7
Risk-free rates	2.30%
Weighted-average grant date fair value per share	$8.26
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the nine months ended September 29, 2017, we granted 2017 TSR awards with aggregate target TSR value of $1.3 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 12
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $5.2 million and $2.8 million as of September 29, 2017 and December 31, 2016, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
Legal Proceedings
We are defending a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. We filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017. On October 2, 2017, the U.S. Supreme Court denied certiorari. Vectrus continues to vigorously defend the lawsuit.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. As we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot predict the outcome of any negotiated adjustment or the ultimate responsible party. Accordingly, we cannot reasonably predict the likelihood of such adjustments or estimate the amount of any potential impact to the Company.

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
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the three and nine months ended September 29, 2017 and September 30, 2016, we had total revenue of $269.6 million and $819.0 million, respectively, and $283.8 million and $902.4 million, respectively, all of which was derived from U.S. government customers. For the three and nine months ended September 29, 2017, we generated approximately 80% and 83%, respectively, of our total revenue from the U.S. Army. For the three and nine months ended September 30, 2016, we generated approximately 85% and 84%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Vectrus reported $269.6 million of revenue for the quarter ended September 29, 2017, a decrease of $14.2 million, or 5.0%, from the $283.8 million of revenue reported for the corresponding period in 2016. The decrease in revenue was attributable to lower activity from our Middle East programs of $14.1 million and our U.S. programs of $2.9 million offset by an increase of $2.3 million from our European programs and $0.5 million from our Afghanistan programs.
Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $3.7 million and $1.2 million for the three months ended September 29, 2017 and September 30, 2016, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes, and changes to estimates in the reported period. These changes can increase or decrease operating income.
Operating income, inclusive of aggregate cumulative catch-up adjustments, for the quarter ended September 29, 2017 was $10.1 million, a decrease of $1.1 million, or 9.6%, compared to $11.2 million for the quarter ended September 30, 2016. This decrease was due to lower operating income from our U.S. programs of $3.4 million and our Afghanistan programs of $0.3 million offset by higher operating income from our Middle East programs of $1.7 million and our European programs of $0.9 million.
Further details related to the three and nine months ended September 29, 2017, compared to the three and nine months ended September 30, 2016 are contained in the "Discussion of Financial Results" section.
Recent Developments
The Kuwait Base Operation and Security Support Services (K-BOSSS) contract commenced in November 2010 and currently is exercised through March 28, 2018. The right to exercise an option period is at the sole discretion of the U.S. government. On September 29, 2016, we announced that we were not awarded the renewal of the K-BOSSS contract. We filed a post-award protest with the U.S. Government Accountability Office (GAO) on the K-BOSSS award on October 11, 2016. On November 7, 2016, we were notified by the Army that it was taking corrective action to resolve the protest of the K-BOSSS contract award. As such, the solicitation for the K-BOSSS contract was amended and re-issued to the original bidders. On March 23, 2017, Vectrus announced that the U.S. government awarded a modification to extend the K-BOSSS contract. The K-BOSSS contract extension is from March 29, 2017 to March 28, 2018, with an evaluated nine-month option of March 29, 2018 through December 28, 2018 and an evaluated three-month option of December 29, 2018 through March 28, 2019. The modification will continue critical base operations support and security support services throughout the Kuwait area of responsibility including forms, publications, and reproductive services; Army postal operations; operations; logistics; information management; public works; environmental services; medical administrative support; installation services; security services; fire services; and emergency services. The K-BOSSS contract contributed $348 million of revenue during the nine months ended September 29, 2017 and $438 million of revenue during the year ended December 31, 2016.

In October 2014, a Danish company owned by Vectrus received notice of award of an approximately $411 million, seven year, Hybrid Firm-Fixed-Price Contract for Thule Base Maintenance (the Thule Contract). In February 2015, the GAO denied protests of the Thule Contract filed by three unsuccessful bidders, and all three of them filed subsequent protests with the U.S. Court of Federal Claims. Following a lengthy litigation process, the cases related to the Thule Contract award protests were dismissed in October 2016. On December 14, 2016, the Air Force directed our Danish subsidiary to begin the transition process for the Thule Contract. On January 31, 2017, the Court of Federal Claims granted one protestor’s motion for reconsideration to address two claims that were not expressly ruled upon in the court’s dismissal of the case in October 2016. On April 4, 2017, the Court denied the protestor's motions and entered judgment in favor of the U.S. government and our Danish subsidiary. Our Danish subsidiary began full contract operations on October 1, 2017.
Information regarding the K-BOSSS contract and certain other significant contracts is provided in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the nine months ended September 29, 2017 or September 30, 2016:

	% of Total Revenue
	Nine Months Ended
Contract Name	September 29, 2017	September 30, 2016
Kuwait Base Operations and Security Support Services (K-BOSSS)	42.5%	35.9%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.1%	12.6%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	7.3%	14.8%

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
Performance on the OMDAC-SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised four option years which run through May 2018. Although the current contract is exercised through May 2018, the U.S. government has stated that its anticipated timeline for the re-competition award is for the solicitation to be released in February 2019 and performance to commence sometime in 2019.
The APS-5 Kuwait contract commenced in April 2010 and ran through April 7, 2017. On September 1, 2016, we announced that we were not awarded the renewal of the APS-5 Kuwait contract. For the re-competition award, the APS-5 Kuwait contract was combined with the APS-5 Qatar contract as the APS-5 Kuwait/Qatar contract. We operated the APS-5 Qatar contract since May 2011. In each of the periods presented, the APS-5 Qatar contract did not exceed 10% of our revenue. We accounted for the APS-5 Kuwait and APS-5 Qatar contracts separately through the end date of the contracts. We filed a post-award protest on the APS-5 Kuwait/Qatar contract award with the GAO on September 13, 2016. On December 21, 2016, the GAO issued its decision denying our protest of the APS-5 Kuwait/Qatar contract award. The APS-5 Kuwait and APS-5 Qatar contracts' final extensions ran through April 7, 2017. The conclusion of the APS-5 Kuwait and APS-5 Qatar contracts with associated revenue and costs did not have a material impact on our liquidity.

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
Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one year (or less) option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. The U.S. government or the prime contractor may also cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Total backlog increased by $702.4 million in the nine months ended September 29, 2017. As of September 29, 2017, total backlog (funded and unfunded) was $3.1 billion. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months.

	September 29,	December 31,
(In millions)	2017	2016
Funded backlog	$824	$665
Unfunded backlog	2,234	1,691
Total backlog	$3,058	$2,356
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $978.7 million during the nine months ended September 29, 2017, which was a decrease of $7.0 million compared to the nine months ended September 30, 2016 due to the timing of funded orders for some of our contracts.
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
Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. The U.S. government has not yet passed an appropriations bill for fiscal year 2018 (the U.S. government’s fiscal year begins on October 1 and ends on September 30). However, on September 8, 2017, the U.S. government passed a continuing resolution funding measure to finance all U.S. government activities through December 8, 2017. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2017 are available, subject to certain restrictions, but new spending initiatives are not authorized. During periods covered by continuing resolutions or until the regular appropriation bills are passed, we may experience delays in procurement of services due to lack of funding, and those delays may affect our results of operations.
We anticipate and will be experiencing reductions in revenue and profitability related to certain programs in which we participate, including from the contracts that expire without an award to Vectrus of the re-compete contract. However, other programs are expanding. We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communications networks operational; (ii) maintaining airfields; and (iii) providing emergency services. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.

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
DISCUSSION OF FINANCIAL RESULTS
Three months ended September 29, 2017, compared to three months ended September 30, 2016
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	September 29,	September 30,
(In thousands)	2017	2016	$	%
Revenue	$269,625	$283,782	$(14,157)	(5.0)%
Cost of revenue	245,219	257,687	(12,468)	(4.8)%
% of revenue	90.9%	90.8%
Selling, general and administrative expenses	14,316	14,933	(617)	(4.1)%
% of revenue	5.3%	5.3%
Operating income	10,090	11,162	(1,072)	(9.6)%
Operating margin	3.7%	3.9%
Interest (expense) income, net	(1,058)	(1,348)	(290)	(21.5)%
Income before taxes	9,032	9,814	(782)	(8.0)%
% of revenue	3.3%	3.5%
Income tax expense	3,232	3,207	25	0.8%
Effective income tax rate	35.8%	32.7%
Net Income	$5,800	$6,607	$(807)	(12.2)%
Revenue
Revenue for the three months ended September 29, 2017, was $269.6 million, a decrease of $14.2 million, or 5.0%, as compared to the three months ended September 30, 2016. The decrease in revenue was attributable to lower activity from our Middle East programs of $14.1 million and our U.S. programs of $2.9 million offset by an increase of $2.3 million from our European programs and $0.5 million from our Afghanistan programs.
Cost of Revenue
The decrease in cost of revenue of $12.5 million, or 4.8%, for the three months ended September 29, 2017, as compared to the three months ended September 30, 2016, was primarily due to lower revenue as described above. Cost of revenue as a percentage of revenue was 90.9% for the three months ended September 29, 2017 and 90.8% for the three months ended September 30, 2016.
Selling, General & Administrative (SG&A) Expenses
For the three months ended September 29, 2017, SG&A expenses of $14.3 million decreased by $0.6 million, or 4.1%, as compared to $14.9 million for the three months ended September 30, 2016 primarily due to prior cost savings initiatives.
Operating Income
Aggregate cumulative catch-up adjustments for the three months ended September 29, 2017 and the three months ended September 30, 2016 increased operating income by $3.7 million and $1.2 million, respectively. The aggregate cumulative catch-up adjustments for the three months ended September 29, 2017 related to approved extensions with higher margins associated with labor-related items, management of contract staffing, and favorable resolution of contract claims, offset by higher subcontractor costs. The aggregate cumulative catch-up adjustments for the three months ended September 30, 2016 related to changes in contract terms, program performance, customer scope changes, and changes to estimates in the reported period. These changes can increase or decrease operating income. The gross aggregate effects of these favorable and unfavorable changes in estimates for the three months ended September 29, 2017 and September 30, 2016 were $5.8 million and $2.4 million favorable to operating income, respectively, and $2.1 million and $1.2 million unfavorable to operating income, respectively.
Operating income, inclusive of aggregate cumulative catch-up adjustments, for the quarter ended September 29, 2017 was $10.1 million, a decrease of $1.1 million, or 9.6%, compared to the $11.2 million for the quarter ended September 30, 2016. This decrease was due to lower operating income from our U.S. programs of $3.4 million and our Afghanistan programs of $0.3 million offset by higher operating income from our Middle East programs of $1.7 million and our European programs of $0.9 million.
Operating income as a percentage of revenue was 3.7% for the three months ended September 29, 2017, compared to 3.9% for the three months ended September 30, 2016.
Nine months ended September 29, 2017, compared to nine months ended September 30, 2016
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
	September 29,	September 30,
(In thousands)	2017	2016	$	%
Revenue	$819,005	$902,359	$(83,354)	(9.2)%
Cost of revenue	743,502	822,042	(78,540)	(9.6)%
% of revenue	90.8%	91.1%
Selling, general and administrative expenses	44,560	46,046	(1,486)	(3.2)%
% of revenue	5.4%	5.1%
Operating income	30,943	34,271	(3,328)	(9.7)%
Operating margin	3.8%	3.8%
Interest (expense) income, net	(3,262)	(4,396)	(1,134)	(25.8)%
Income before taxes	27,681	29,875	(2,194)	(7.3)%
% of revenue	3.4%	3.3%
Income tax expense	9,751	10,629	(878)	(8.3)%
Effective income tax rate	35.2%	35.6%
Net Income	$17,930	$19,246	$(1,316)	(6.8)%
Revenue
Revenue for the nine months ended September 29, 2017, was $819.0 million, a decrease of $83.4 million, or 9.2%, as compared to the nine months ended September 30, 2016. The decrease in revenue was attributable to lower activity from our Middle East programs of $38.1 million, our Afghanistan programs of $36.5 million, and our U.S. programs of $10.1 million offset by an increase of $1.3 million from our European programs.
Cost of Revenue
The decrease in cost of revenue of $78.5 million, or 9.6%, for the nine months ended September 29, 2017, as compared to the nine months ended September 30, 2016, was primarily due to lower revenue as described above. Cost of revenue as a percentage of revenue was 90.8% for the nine months ended September 29, 2017 and 91.1% for the nine months ended September 30, 2016.
Selling, General & Administrative (SG&A) Expenses
For the nine months ended September 29, 2017, SG&A expenses of $44.6 million decreased by $1.5 million, or 3.2%, as compared to $46.1 million for the nine months ended September 30, 2016 primarily due to prior cost savings initiatives.

Operating Income
Aggregate cumulative catch-up adjustments for the nine months ended September 29, 2017 and the nine months ended September 30, 2016 increased operating income by $8.6 million and $4.2 million, respectively. The aggregate cumulative catch-up adjustments for the nine months ended September 29, 2017 related to approved extensions with higher margins associated with labor-related items, management of contract staffing, favorable resolution of contract claims, and contract close out costs, offset by higher subcontractor costs. The aggregate cumulative catch-up adjustments for the nine months ended September 30, 2016 related to changes in contract terms, program performance, customer scope changes, and changes to estimates in the reported period. The gross aggregate effects of these favorable and unfavorable changes in estimates for the nine months ended September 29, 2017 and the nine months ended September 30, 2016 were $14.1 million and $9.2 million favorable to operating income, respectively, and $5.5 million and $5.0 million unfavorable to operating income, respectively.
Operating income, inclusive of aggregate cumulative catch-up adjustments, for the nine months ended September 29, 2017, decreased by $3.3 million, or 9.7%, as compared to the nine months ended September 30, 2016. This decrease was primarily due to lower operating income from our U.S. programs of $3.8 million and our Middle East programs of $0.6 million offset by higher operating income from our European programs of $0.8 million and our Afghanistan programs of $0.3 million.
Operating income as a percentage of revenue was 3.8% for both the nine months ended September 29, 2017 and September 30, 2016.
Interest (Expense) Income, Net
Interest (expense) income, net for the three and nine months ended September 29, 2017 and September 30, 2016 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 29,	September 30,			September 29,	September 30,
(In thousands)	2017	2016	$	%	2017	2016	$	%
Interest income	$20	$6	$14	+(100)%	$34	$39	$(5)	(12.8)%
Interest (expense)	(1,078)	(1,354)	(276)	(20.4)%	(3,296)	(4,435)	(1,139)	(25.7)%
Interest (expense) income, net	$(1,058)	$(1,348)	$(290)	(21.5)%	$(3,262)	$(4,396)	$(1,134)	(25.8)%

Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $0.3 million and $1.1 million for the three and nine months ended September 29, 2017 compared to the three and nine months ended September 30, 2016, respectively, was due to a lower average debt balance in the 2017 period.
Income Tax Expense
We recorded income tax expense of $3.2 million and $9.8 million for the three and nine months ended September 29, 2017, respectively, and $3.2 million and $10.6 million for the three and nine months ended September 30, 2016, respectively, representing effective income tax rates of 35.8% and 35.2%, respectively, and 32.7% and 35.6%, respectively. The effective income tax rates may vary from the federal statutory rate of 35.0% due to state taxes, the tax effect of stock-based compensation, and other permanent book-tax differences.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditures, and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements, and pursue additional growth via new development and potential acquisition opportunities through cash flows from operations, cash on hand, and access to capital markets and credit facilities. When necessary we will utilize our revolving credit facility to satisfy short-term working capital requirements.

If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. The conclusion of the APS-5 Kuwait and APS-5 Qatar contracts with associated revenue and costs in April 2017 did not have a material impact on our liquidity.
The cash presented on our Condensed Consolidated Balance Sheet consists of U.S. and international cash from wholly owned subsidiaries. Approximately $11.5 million of our total $63.4 million in cash at September 29, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In connection with the Spin-off, we entered into a senior secured credit facility consisting of five-year term loan facility (the Term Loan) in the aggregate principal amount of $140.0 million and a five-year senior secured revolving credit facility (the Revolver) that permits borrowings up to $75.0 million, of which $35.0 million will be available for the issuance of letters of credit (see Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements). Net proceeds from the Term Loan were used to fund a $136.3 million distribution to a subsidiary of Exelis on September 26, 2014. During 2016, 2015 and 2014, we made principal payments on the Term Loan of $29.0 million, $23.4 million and $2.6 million, respectively, reducing the principal balance on the Term Loan to $85.0 million as of December 31, 2016. As of September 29, 2017, the balance outstanding under the Term Loan was $74.5 million. In addition to the quarterly installments on the Term Loan, we voluntarily prepaid $15.0 million and $12.0 million of the principal of the Term Loan during the years ended December 31, 2016 and 2015, respectively. There were no outstanding borrowings under the Revolver at September 29, 2017. At September 29, 2017, there were eight letters of credit outstanding in the aggregate amount of $12.2 million, which reduced our borrowing availability under the Revolver to $62.8 million. The Revolver expires on September 17, 2019. We have negotiated commitment letters and a term sheet for a new credit facility that we anticipate closing during the fourth quarter of 2017. Completion of the new credit facility and the timing of closing are subject to the negotiation of definitive agreements and market conditions.
Dividends
We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. As of September 29, 2017, the maximum amount of dividends we could pay under our credit facility was $12.9 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 57 days as of September 29, 2017 and December 31, 2016.

The following table sets forth net cash provided by (used in) operating activities, investing activities, and financing activities:

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2017	2016
Operating activities	$22,398	$33,484
Investing activities	(901)	62
Financing activities	(9,226)	(20,804)
Foreign exchange[1]	3,524	614
Net change in cash	$15,795	$13,356
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges. Net cash provided by operating activities for the nine months ended September 29, 2017 consisted of net income of $17.9 million, increased by non-cash items of $5.0 million and offset by unfavorable net working capital changes of $0.6 million due to the timing of cash collections and payments, as reflected in accounts payable, compensation and other employee benefits, other assets, and receivables.
Net cash provided by operating activities during the nine months ended September 30, 2016 consisted of net income of $19.2 million, increased by non-cash items of $6.3 million and favorable net working capital changes of $7.9 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable and compensation and other employee benefits.
Net cash used in investing activities for the nine months ended September 29, 2017 consisted of capital expenditures for the purchase of capital assets of $0.9 million for the purchase of hardware and software related to ongoing operations. Net cash provided by investing activities during the nine months ended September 30, 2016 consisted of capital expenditures for purchases of capital assets offset by proceeds received from the disposition of capital assets and a distribution from an equity investment (see Note 1, "Description of Business and Summary of Significant Accounting Policies - Principles of Consolidation and Equity Investment, " in the notes to our unaudited Condensed Consolidated Financial Statements).
Net cash used in financing activities during the nine months ended September 29, 2017 consisted of repayments of long-term debt of $10.5 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.6 million, offset by $1.9 million in cash received from the exercise of stock options. During the nine months ended September 29, 2017, we borrowed and repaid a total of $27.5 million from the Revolver to meet short-term working capital requirements.
Net cash used in financing activities during the nine months ended September 30, 2016 consisted primarily of repayments of long-term debt of $20.5 million, payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million and a payment of $0.2 million related to an amendment of our credit agreement, offset by $0.6 million in cash received from the exercise of stock options. During the nine months ended September 30, 2016, we borrowed and repaid a total of $74.0 million from the Revolver to meet short-term working capital requirements.
Capital Resources
At September 29, 2017, we held cash of $63.4 million, which included $11.5 million held by foreign subsidiaries, and had $62.8 million of available borrowing capacity under the Revolver which expires on September 17, 2019. We believe that our cash at September 29, 2017, as supplemented by cash flows from operations and the Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the nine months ended September 29, 2017, we paid $10.5 million in quarterly installment payments due on the Term Loan.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Revolver permits borrowings up to $75.0 million, of which $35.0 million is available for the issuance of letters of credit. At September 29, 2017, there were eight letters of credit outstanding in the aggregate amount of $12.2 million, which reduced our borrowing availability to $62.8 million under the Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

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
FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Vectrus has limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. We are subject to interest rate risk with our Term Loan and Revolver, as both require us to pay interest on outstanding borrowings at variable rates. Without giving effect to the impact of our interest rate swaps, each one percentage point change associated with the Term Loan would result in a $0.7 million change in our annual cash interest expenses. Assuming our Revolver was fully drawn to a principal amount equal to $75.0 million, each one percentage point change in interest rates would result in a $0.8 million change in our annual cash interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we are defending a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. We filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017. On October 2, 2017, the U.S. Supreme Court denied certiorari. Vectrus continues to vigorously defend the lawsuit.
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
The following materials from Vectrus Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. #

+ Indicates this document is filed as an exhibit herewith.
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
Date: November 7, 2017