Form 10-K
period 2017-12-31
Vectrus, Inc.
filed 2018-03-01
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $353,018,852.
As of February 22, 2018, there were 11,120,528 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders to be held on May 18, 2018 will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III.

VECTRUS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. Leveraging a history of more than 70 years, we provide global service solutions in 177 locations and 21 countries across three continents in both stable and unstable political and economic environments. We believe that a primary strength of our company is our expeditionary nature that is grounded in our ability to recruit U.S. and international personnel with appropriate expertise, as well as navigate the logistical, legal, and other challenges of operating in multiple, challenging overseas locations. We have a proven history of deploying resources rapidly and with precision to support the mission success of our customers.
We operate our business based on three core values of Integrity, Respect and Responsibility. We operate as one segment and offer the following services: facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the year ended December 31, 2017, we had total revenue of $1.1 billion, and for both of the years ended December 31, 2016 and 2015, we had total revenue of $1.2 billion, all of which was derived from U.S. government customers.
We employ approximately 6,700 people, including approximately 700 employees who joined our company following our acquisition of SENTEL Corporation (SENTEL) in January 2018, and engage approximately 5,800 subcontractor personnel around the world. This includes an experienced management team with an average of 29 years of experience in the military, defense industry, and a wide range of U.S. government agencies. Our management team has experience winning new contracts, driving premier operating efficiency, and managing all aspects of the demanding compliance culture required to do business with the U.S. government worldwide. We are also a leading employer of veterans with more than 35% of our employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer.
Vectrus was incorporated as an Indiana corporation on February 4, 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus. Prior to the Spin-off, we were a subsidiary of Exelis that constituted Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. As a result of the Spin-off, Vectrus became an independent, publicly traded company. References in this Annual Report on Form 10-K to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation in May 2015.
Acquisition of SENTEL Corporation
On January 23, 2018, we acquired SENTEL, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advances our strategy to be a leader in the converging physical and digital infrastructure market and enhances our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers also include the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. Headquartered in Alexandria, Virginia, and founded in 1986, SENTEL has approximately 700 employees. For the fiscal year ended September 30, 2017, SENTEL generated revenue of $107 million. The purchase price of $36 million was funded by cash on hand and borrowings under our revolving credit facility.
Our Business Strategy
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

•
Expand the Portfolio. We are focused on creating a higher-value, technology-enabled and differentiated platform through strengthening our IT competencies and fusing the physical and digital aspects of our clients' facility and logistics missions. We will package our capabilities by leveraging our strong foundation in facilities, logistics and IT. In addition, we will seek to partner with highly innovative third parties. The result will be a more technology-enabled, differentiated and higher value portfolio.

•
Add More Value. The convergence of our clients' physical and digital infrastructure and supply chains represents an opportunity to improve the outcomes of our clients' missions while creating a higher value, growth oriented platform. We are structuring our long-term strategy in order to take advantage of this opportunity and to shape our future. The essence of these imperatives will be to, with our clients, create more predictive, agile and responsive infrastructures and supply chains to create a significantly differentiated, growth oriented business.

We focus on the following service offerings in support of the U.S. government: facility and logistics services and information technology and network communications services. We strive to bring our service capabilities to all of our customers. Our primary geographic areas of operation include Asia, Europe, the Middle East and the U.S.
Facility and Logistics Services
Our facility and logistics services support the U.S. Army, Air Force, Navy, and Marines in both domestic and international environments, geographically ranging from the U.S. to Europe and Southwest Asia.
For the three years ended December 31, 2017, 2016, and 2015, facility and logistics services had revenue of $812.6 million or 73% of total revenue, $925.7 million or 78% of total revenue, and $942.1 million or 80% of total revenue, respectively.
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

•	Civil Engineering: These services include sustainment of installation facilities and infrastructure and designing, executing and supervising construction projects.

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

•
Life Support Activities: These services include postal operations; housing management; lodging management; Morale, Welfare and Recreation (MWR) services; travel office support; laundry services; and food service operations.

•
Public Works: These services include utilities; power production and distribution; roads and grounds maintenance; water treatment; potable water production and distribution; solid waste disposal and recycling; and facilities operations, maintenance and repair, which consist of plumbing, electrical, carpentry, vector control, and heating, ventilation, air conditioning and refrigeration (HVAC-R).

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

Facility and Logistics Services Key Contracts:

•
Kuwait Base Operations and Security Support Services in Kuwait (K-BOSSS). Our largest base operations support services contract supports geographically-dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services including forms, publications, and reproductive services; postal operations; range operations and maintenance; logistics; information management; public works; environmental services; engineering services; medical administrative support; installation services; security services; and fire and emergency services.

•
Turkey and Spain Base Management (TSBMC II). We provide civil engineering, airfield support, facilities support, transportation, food services and fire emergency services support for all U.S. Air Force bases in Turkey and Spain. TSBMC II is the largest U.S. Air Force service contract in Europe and Africa. Our Spain operations support U.S. Marine Corps presence throughout Africa, while our Turkey operations support coalition forces efforts in Syria and Iraq. We also provide support to the Office of Defense Cooperation in Ankara, Turkey and the North Atlantic Treaty Organization's (NATO) Allied Land Command in Izmir, Turkey.

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

•
Thule Air Force Base Operations Support in Greenland (THULE). We provide base operations and maintenance services under extreme weather conditions to the Thule Air Base (AB) in Greenland. The base operations and maintenance services consist of supply, fuel, and airfield management; transportation operations; civil engineering; environmental management; health services; food services; temporary lodging; recreation services; community services; and non-sensitive communication services. The Thule AB is home to the 821st Air Base Group and host to both the Early Warning Radar (EWR) 12th Space Warning Squadron and the Air Force Satellite Control Network Detachment 1 Polar Orbiting Geophysical Observatory (DET1/POGO) 23rd Space Operations Squadron. EWR is one of many worldwide sensors reporting missile warning and space surveillance information to the North American Aerospace Defense command center in Cheyenne Mountain Air Station. DET 1/POGO is one of the 50th Space Wing’s remote satellite stations.

•
Fort Bragg Logistics Support Services under the Enhanced Army Global Logistics Enterprise (EAGLE). The Fort Bragg Logistics Readiness Center (LRC) serves as the primary logistics provider for maintenance, supply and services, and transportation support to the installation.  Our services include: equipment maintenance and repair in support of both installation support equipment and unit tactical equipment; warehousing operations for ammunition, clothing and equipment, hazardous material, general supplies, and subsistence items; and airfield terminal operations, local and charter bus/transportation support and services, coordination and inspection of moving and storage services, and the conduct of air/rail/ground transportation planning and operational support services. We acquired this contract as part of the SENTEL acquisition.

Information Technology and Network Communications Services
Our information technology and network communications services consist of sustainment of communications systems, network security, systems installation, full life cycle management of information technology systems, system-of-systems engineering and software development, and mission support for the Department of Defense, including the military services and the intelligence community in multiple areas of operation that include Europe, the Middle East, Asia, the U.S., and at sea. To support high standards and performance excellence, our company applies the principles of Information Technology Infrastructure Library (ITIL), is certified to the ISO 9001, ISO 20000 and Capability Maturity Model Integration (CMMI) level III standards and maintains important information assurance, network protection, project management and design credentials for providing these services. For the three years ended December 31, 2017, 2016, and 2015, information technology and network communications services had revenue of $302.2 million or 27% of total revenue, $264.8 million or 22% of total revenue, and $238.6 million or 20% of total revenue, respectively.
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

•
Systems Installation and Activation: These services include engineering and technical support to identify and define systems requirements, determine capabilities and delineate and define interfaces, protocols, required upgrades, installation/de-installation, testing, integration, modification, documentation, troubleshooting, and training pertaining to information technology and command, control, communications, computer, and intelligence (C4I) systems.

•
System-of-Systems Engineering and Software Development: These services including engineering and technology solutions focused on high priority mission challenges for defense and national security customers.

•	Mission Support: These services include comprehensive mission support, from intelligence analysis to technical support, for customers across the intelligence and defense communities.
Information Technology and Network Communications Services Key Contracts:

•
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). We provide the operations, maintenance and defense of the Army’s communications network across multiple locations in the Middle East and Central Asia. Technical support activities include the Southwest Asia Regional Cyber-Center (RCC-SWA) operations, regional network operations and security centers (RNOSCs), local area and wide area network administration, systems administration, service desk administration, computer repair (ADPE), email administration, the Defense Red Switch Network, satellite communications, microwave communications, tower and antenna maintenance, technical control facilities, high frequency and ultra-high frequency radios, telephone switches, telephone operations, inside and outside cable plants, prime power and backup power generators, HVAC systems, uninterruptible power supplies, logistics support services, and other contingency requirements for the warfighter.

•
Fleet Systems Engineering Team (FSET). We provide on-site technical and end-to-end systems engineering support for C4I systems for the U.S. Navy. FSET assures effective operations for all afloat and ashore C4I systems throughout the deployment cycle and provides systems engineering and technical support for rapid introduction of new capabilities into the fleet. Our engineers conduct on-site troubleshooting and maintenance assistance for problems that cross multiple C4I systems, provide over-the-shoulder training on C4I systems, and develop and implement technical processes crossing multiple C4I systems.

•
Operations, Maintenance, and Supply - Europe (OPMAS-E). We provide IT support and services for the 2nd Signal Brigade G-6 mission within the U.S. Army Europe, U.S. European Command and U.S. Africa Command areas of operation. These services include deployed IT services and support in Kosovo, Turkey, Romania, Bulgaria, and Israel; defense red switch network hubs, information systems and communication infrastructures, which include: asynchronous transfer mode, synchronous optical network radios, dense wave division multiplexing and multiprotocol label switching systems, coalition network systems, and secure local area network systems; and communication security management. We provide subject matter expertise in areas ranging from help desk support to video teleconferencing and data communications capabilities.

•
U.S. Army Corps of Engineers Information Technology (ACE-IT). We provide information management, information technology and cybersecurity support services to more than 37,000 U.S. Army Corps of Engineers (USACE) customers throughout the U.S., including USACE headquarters in Washington D.C.; nine divisions; 44 districts and their associated field and area project offices; and two data centers located in Vicksburg, Mississippi and Portland, Oregon. We provide comprehensive enterprise and transport services including IT service management; custom applications development and software integration services; engineering design and support services; and network operations and infrastructure management. This contract also includes rapid response and flexible support for emergency operations.

Customers
We attribute the strength of our relationship with the DoD to our focus on program performance, global responsiveness and operational excellence, as well as our core values of Integrity, Respect and Responsibility. We treat sales to our U.S. government customers as sales within the U.S. regardless of where the services are performed. Our revenue from the U.S. government for the periods presented below was as follows:
Revenue by military branch for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Army	$915,554	$1,004,842	$1,007,648
Navy	21,896	20,066	25,561
Air Force	177,338	165,611	145,854
Marines	—	—	1,621
Total Revenue	$1,114,788	$1,190,519	$1,180,684
For information regarding the profit and total assets of our company, which operates as one segment, please refer to our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

Competition
Our competition varies depending on our service offerings. In facility and logistics services, our primary competitors are PAE Facilities Management (PAE), Delta Tucker Holdings, Inc. (DynCorp International), KBR Inc., Fluor Corporation and AECOM. Our principal competitors in information technology and network communications services include divisions of Leidos Holdings, Inc., Science Applications International Corporation (SAIC), CSRA Inc., Peraton, and General Dynamics Information Technology, Inc. (GDIT). There are typically fewer competitors in the overseas market for each of our services capabilities.
The U.S. government has implemented policies designed to protect small businesses and under-represented minority contractors. From time to time, certain U.S. government work in the U.S. has been restricted to small businesses, including Alaska native companies. We participate with these small businesses as a subcontractor for select opportunities, as appropriate. In addition, we rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services will help us to win and perform the contract. Our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
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

Some U.S. government customers have shown a strong preference for multiple award indefinite delivery, indefinite quantity (IDIQ) contracts. These contracts offer awards to a pool of contractors, followed by competition within the pool for individual programs via task orders under each IDIQ over the period of performance. The period of performance under IDIQ contracts follows a traditional three-to-ten-year performance cycle. The governing IDIQ contracts often have multi-billion dollar ceiling values.
Our company closely monitors costs to foster highly competitive pricing and uses an in-house business development model both to manage the cost of revenue and capture opportunities for future bids.
Seasonality
We do not consider any material portion of our business to be seasonal. However, various factors can affect the distribution of our revenue between accounting periods, including the timing of awards, product deliveries, customer acceptance of products and services, contract phase-in durations, contract completions, and the availability of customer funding. Weather and natural phenomena can also temporarily affect the performance of our services.
The U.S. government's fiscal year ends on September 30 of each year. U.S. government agencies may award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter.
Regulatory Environment
The U.S. government markets in which we serve are highly regulated. When working with U.S. agencies and entities, we are subject to laws and regulations relating to the creation, administration and performance of contracts. Among other things, these laws and regulations:

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
U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various rules regarding procurement, import and export, security, contract pricing and cost, allowable costs, contract performance, contract termination and adjustment, audits, and IT system security and privacy controls. In addition, as government contractors, we are subject to routine audits and investigations by U.S. government agencies, such as the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA). These agencies review our performance, cost structure, incurred costs, forward pricing rates and compliance with applicable laws, regulations and standards under our contracts. The DCAA also reviews the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, government property, estimating, and related government business systems.
The U.S. government may revise its procurement practices or adopt new or revised contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics and other compliance training relevant to their respective positions.
We are subject to other U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations, the Foreign Corrupt Practices Act and the False Claims Act. When working overseas, we must comply not only with applicable U.S. laws and regulations, but also with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. laws, including regulations relating to import-export control, foreign tax considerations, data privacy, foreign labor and environmental law, and anti-corruption.

Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 97%, 95% and 90% of our revenue for the three years ended December 31, 2017, 2016, and 2015, respectively. In other contracts, we team with the prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
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
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
Contract type	2017	2016	2015
Cost-Plus and Cost-Reimbursable	73%	75%	73%
Firm-Fixed-Price	27%	25%	27%
Total Revenue	100%	100%	100%
Backlog
For a discussion of our backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Backlog” in Item 7 of Part II of this Annual Report on Form 10-K.
Environmental, Health and Safety
We are subject to federal, state, local, and foreign environmental protection laws and regulations, including those governing the management and disposal of hazardous substances, the cleanup of contaminated sites, and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. Environmental, health and safety laws and regulations are subject to change, the nature of which is inherently unpredictable, and the timing of potential changes is uncertain. Environmental, health and safety requirements are significant factors affecting all of our operations, and we have established a comprehensive program to address compliance with applicable environmental, health and safety, requirements.

Employees
Integrity, Respect and Responsibility are our core values. We maintain rigorous compliance and other corporate responsibility programs that are intended to ensure a safe and secure work environment and compliance with government regulations as well as allow employees to voice any concerns while knowing that matters raised will be appropriately addressed. Our company employs people of diverse backgrounds and we believe that our diversity enhances our creativity and enriches our work culture. We are committed to good corporate citizenship and intend to always seek to maintain the trust and support of the communities in which our employees work and live.
Following the acquisition of SENTEL on January 23, 2018, our global workforce is comprised of approximately 6,700 employees and approximately 5,800 subcontracted workers, spanning 177 locations in 21 countries. Approximately 2,500 of our employees are represented under 19 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2018 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
Executive Officers of the Registrant
The following table sets forth certain information as of December 31, 2017, regarding our executive officers including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	58	President and Chief Executive Officer (CEO), Director
Mr. Prow has served as President, CEO and director of the Company since December 2016. Mr. Prow has over thirty years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of DoD and other government customers. From August 2015 through August 2016, he served as President, CPS Professional Services, a service-disabled veteran-owned small business, where he provided management consulting services to U.S. government clients. Previously, Mr. Prow served in multiple roles with IBM Corporation including: (i) from 2014 to 2015 as General Manager, Global Government Industry in connection with IBM’s technology and services competencies, where he had responsibility for global revenues exceeding $9 billion, (ii) from 2012 to 2013 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $4 billion North America consulting services unit, and (iii) from 2007 to 2012 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $2.4 billion U.S. Public Sector business unit. He currently serves on the board of directors for the Wolf Trap Foundation for the Performing Arts and the International Research and Exchange Board (IREX).

Matthew M. Klein	47	Senior Vice President and Chief Financial Officer (CFO)
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

Michele L. Tyler	49	Senior Vice President, Chief Legal Officer and Corporate Secretary
Ms. Tyler has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since the Spin-off. In addition to the legal function, Ms. Tyler is responsible for overseeing the Contracts, Supply Chain, Trade Compliance, Environmental, Safety & Health, Security, Facilities, and Ethics & Compliance departments. From March 2012 to September 2014, Ms. Tyler was Vice President and General Counsel of the Mission Systems business division of Exelis. Ms. Tyler was responsible for all legal support for Mission Systems. From October 2011 to March 2012, she was Associate General Counsel, primarily responsible for labor and employment matters for the Exelis Mission Systems business. Ms. Tyler joined ITT Mission Systems in January 2009 as Senior Counsel.

Francis A. Peloso	48	Senior Vice President and Chief Human Resources Officer
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

Susan L. Deagle	49	Senior Vice President and Chief Growth Officer
Ms. Deagle has served as Senior Vice President and Chief Growth Officer of the Company since May 2017. She is responsible for the Company's revenue growth, partnerships, strategy, marketing and business development. From 2015 to 2017, Ms. Deagle served as Vice President and Integration Executive for an acquisition aligned with the inception of IBM Corporation's Watson Health business unit. From 2013 to 2015, Ms. Deagle served as Vice President for sales and distribution strategy for IBM's U.S. Federal and Government Industries where she drove cross-brand and cross-sell opportunities to increase market penetration, expanding IBM's base business. From 2011 to 2012, Ms. Deagle served as Director of Sales and Distribution Strategy and Planning for IBM's global public sector. While at IBM, she also created and ran the federal government wide Acquisition Contract Center.

Kevin A. Leonard	60	Senior Vice President, Facility and Logistics Services
Mr. Leonard has served as Senior Vice President for Facility and Logistics Services of the Company since March 2017. He is responsible for the development and execution of short and long-term strategies aimed at growing the Facility and Logistics Services business. From 2013 to 2017, Mr. Leonard served as Vice President of contingency operations for Fluor Government Group. In this role, his responsibilities included the strategic planning and global execution of services supporting commercial clients, the U.S. federal government and select foreign governments. From 2012 to 2013, he served as director of launch operations for Amazon, where he assembled a launch team and successfully delivered eight new fulfillment centers in a four month period resulting in significant savings in resources, manpower, and cycle time. Mr. Leonard is also a retired U.S. Army Major General with a distinguished 33-year career leading complex transportation and logistics organizations. Most recently, he served as Commander Military Surface Deployment Distribution Command from 2010 to 2012.

David A. Hathaway	51	Senior Vice President, IT and Network Communication Services
Mr. Hathaway has served as a Senior Vice President for Information Technology and Network Communication Services of the Company since October 2017. He is responsible for the development and execution of short and long-term information technology and network communications services strategies designed to create new growth opportunities within and across the Vectrus lines of service. Mr. Hathaway held several senior positions at IBM from 2004 to 2017. From 2015 to 2017, Mr. Hathaway served as vice president and partner of IBM's Global Business Services and leader of the Defense and Intelligence Industry team. During this time, Mr. Hathaway held similar senior leadership roles in IBM's Global Business Services Public Sector business. From 2015 to 2016, he led the Application Development and Integration service line responsible for custom software development, systems integration and engineering, cloud computing, cybersecurity, and program management. From 2012 to 2014, Mr. Hathaway led IBM Global Business Services in the Canadian public sector market, which included federal, provincial, healthcare, and education. Mr. Hathaway served seven years on active duty in the Air Force as a Communications-Computer Systems Officer. He had multiple assignments focused on information technology acquisition, research and development program management, and communications operations and maintenance.

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
Aggregate revenue from our two largest contracts amounted to approximately $0.6 billion, or 57.9%, of our revenue for the year ended December 31, 2017. As of December 31, 2017, our two largest contracts were the K-BOSSS and the OMDAC-SWACA contracts. The K-BOSSS contract is exercised through March 28, 2018 with an evaluated nine-month option of March 29, 2018 through December 28, 2018 and an evaluated three-month option of December 29, 2018 through March 28, 2019. The right to exercise an option period is at the sole discretion of the U.S. government. Performance on the OMDAC-SWACA contact commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised four option years, which run through May 2018. The U.S. government has stated that its anticipated timeline for the re-competition award for this contract is for the solicitation to be released in February 2019 and performance to commence sometime in 2019. These two contracts each accounted for more than 10% of our revenue for the year ended December 31, 2017. Our results of operations and cash flows are highly dependent on these contracts. The loss or material reduction of either of these contracts would have a material adverse effect on our results of operations and cash flows. See "Recent Developments" and "Significant Contracts" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Competition within our markets may reduce our revenue and market share.
Our business is highly competitive, and we compete with larger companies that have greater name recognition, greater financial resources, and larger technical staffs. Within our industry, companies have engaged in merger and acquisition activity, with a goal to increase their competitive position. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including past contract experience, geographic presence, price, and the availability of qualified professional personnel. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to assist small businesses and other designated classifications of business, such as under-represented minority contractors. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, larger or new competitors or alliances among competitors may emerge that may adversely affect our ability to compete. If we are unable to compete successfully against our current or future competitors, we may experience declines in revenue and market share, which could negatively impact our financial position, results of operations, or cash flows.
We are dependent on the U.S. government and, if our reputation or relationship with the U.S. government was harmed, our revenue and growth prospects could be adversely affected.
All of our 2017, 2016, and 2015 revenue was derived from services ultimately sold to the U.S. government, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2017, we generated approximately 82% of our total revenue from the U.S. Army. We expect to continue to derive all or most of our revenue from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these branches and agencies. If our reputation is negatively affected, we lose our ability to conduct business in a foreign country (e.g., loss of business license), we lose a required security clearance, or we are suspended or debarred from contracting with government agencies or any branch of the DoD for any reason, the amount of our business with the U.S. government and other customers could decrease and our future revenue and growth prospects could be adversely affected.
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
Because our contracts are typically for a fixed duration, if we are unable to win a particular new contract, we may be prevented from providing the customer the services that are purchased under that contract for a number of years. If we are unable to consistently win new contract awards, our business and prospects will be adversely affected, and our actual results may differ materially and adversely from those anticipated.

U.S. government contracts are only partially funded, and the termination, expiration or non-renewal of our existing U.S. government contracts may adversely affect our business.
The U.S. government services marketplace is characterized by contracts of shorter duration as compared to large production and systems integration programs. U.S. government services contracts generally are of a finite duration of five years and usually range between three and ten years. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. The termination or reduction of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. There can be no assurance that we will be able to renew or replace our current contracts upon expiration or completion. As contracts are recompeted, the scope, scale or profitability or other contract elements of the new contract could materially differ from the original contract. In addition, the U.S. government may terminate any of our government contracts, in whole or in part, at any time at its convenience with little or no notice. Additionally, the U.S. government may terminate our contracts for default if we fail to meet our obligations under a contract. If any of our contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the customer would pay us only for the work that has been accepted; moreover, the customer can require us to pay the difference between the original contract price and the cost to re-procure the contract deliverables, net of the work accepted from the original contract. In addition, the U.S. government can also hold us liable for damages resulting from the default.
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
We may experience additional costs and delays if our competitors protest or challenge awards of contracts to us in competitive bidding. Any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. It can take a significant amount of time to resolve contract protests and, in the interim, the contracting U.S. federal agency may suspend our performance under the contract pending the outcome of the protest. For example, in October 2014, a Danish subsidiary of Vectrus received notice of an award of the THULE contract, which was protested by three competitors. Following a lengthy litigation process, the cases related to the THULE contract award protests were dismissed in October 2016. In January 2017, the Court of Federal Claims granted one protestor’s motion for reconsideration to address two claims that were not expressly ruled upon in the court’s dismissal of the case in October 2016. In April 2017, the court denied the protestor's motions and entered judgment in favor of the U.S. government and our Danish subsidiary. Our Danish subsidiary began full contract operations on October 1, 2017.
In addition, we may protest the contract awards of our competitors when we believe it is prudent to do so to protect our rights and interest in the competition, such as our protest of the K-BOSSS award in October 2016 with the GAO. This process requires the time, effort and attention of our management and employees and incurs additional costs.
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

•
The Civil False Claims Act, which provides for substantial civil penalties, including claims for treble damages, for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and

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
U.S. government agencies, including the DCAA, the DCMA and others, routinely audit and review our performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of our compliance with government standards for our business systems, including our accounting, purchasing, government property, estimating, and related business systems.
Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted and applied, increasing the likelihood of an audit or review resulting in an adverse outcome. These audits and reviews, although customary in government contracts, increase our performance and compliance costs. In addition, delays in audits or reviews by U.S. government agencies may increase the time and effort required for us to prepare responses and provide data.
Government audits or other reviews could result in adjustments to contract costs, mandatory customer refunds, or decreased billings to our U.S. government customers until the deficiencies identified in the audits or reviews are corrected and our corrections are accepted by DCMA. Such adjustments could be applied retroactively, which could result in significant customer refunds. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts. Non-compliance by us could result in our being placed on the “Excluded Parties List” maintained by the General Services Administration, and we could become ineligible to receive certain contracts, subcontracts and other benefits from the U.S. government or to perform work under a government contract or subcontract until the basis for the listing has been appropriately addressed. In addition, the U.S. government, from time to time, may require its contractors to reduce certain contract prices, or may disallow costs allocated to certain contracts. These adjustments can involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion made adjustments to our contract prices and the costs allocated to our government contracts.
We are routinely subjected to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. Civil penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction, our reputation, business, results of operations, and future prospects could be adversely affected.

We rely on our information and communications systems in our operations. Security breaches and other disruptions could adversely affect our business and results of operations.
As a U.S. defense contractor, we face certain security threats, including cybersecurity threats to our information technology infrastructure, attempts to gain access to proprietary or classified information, and threats to physical security. In connection with the information technology and network communications services that we provide to our customers, we also may encounter cybersecurity threats at customer sites that we operate. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cybersecurity threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, we are also subject to other systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. The unavailability of our information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt our operations, lead to financial losses from remedial actions, require significant management attention and resources, subject us to claims for breach of contract, damages, penalties or contract termination, and negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.
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
We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the effectiveness of our systems, strengthen cybersecurity requirements and improve the efficiency of our systems. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
             As a U.S. entity operating in multiple European countries, we are also subject to regulatory compliance requirements under the European Union (EU) General Data Protection Regulation (GDPR) that require our business to comply with security and privacy controls to protect personal data and privacy of EU citizens for transactions that occur within EU member states.  A failure to comply with the requirements could negatively impact our business and financial condition.
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
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could prevent us from having access to or being eligible for further work on such systems and networks and cause serious harm to our reputation. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

We may make or enter into acquisitions, investments and joint ventures that involve numerous risks and uncertainties.
We may selectively pursue strategic acquisitions, investments and joint ventures, such as our acquisition of SENTEL in January 2018. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material liabilities in an acquisition, including liabilities that are unknown as of the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities, and increase our risk of litigation, all of which could harm our business.
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
Uncertainties in the U.S. government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.
Our contracts and revenue primarily depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process and is difficult to project. The U.S. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of a number of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration and congressional priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business.
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
Revenue from our contracts is recognized primarily using the percentage-of-completion method or on the basis of partial performance towards completion. These methodologies require estimates of total contract revenue, total costs at completion, and fees earned on the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. This estimation process, particularly due to the nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is recognized as additional information becomes known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results. Beginning in 2018, our revenue recognition will be impacted by our adoption of a comprehensive new revenue recognition accounting standard. Refer to Note 2, "Recent Accounting Pronouncements" and Note 3, "Adoption of ASC Topic 606 - Revenue from Contracts with Customers" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
We are subject to risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 85% of total revenue for the year ended December 31, 2017. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others. Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, which could have a material adverse effect on us.
Our business operations are also subject to a variety of risks associated with conducting business internationally, including, without limitation:

•	Political instability in foreign countries;

•	Terrorist activity by various groups in the areas in which we operate;

•	Imposition of inconsistent foreign laws, regulations or policies or changes in or interpretations of such laws, regulations or policies;

•	Currency exchange controls, fluctuations of currency and foreign exchange rates, and currency revaluations;

•	Conducting business in places where laws, business practices and customs are unfamiliar or unknown; and

•	Imposition of limitations on or increases in withholding and other taxes on payments by foreign operations.
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
As of December 31, 2017, we had approximately $79.0 million of aggregate debt outstanding, which consists of a term loan (See Note 7, "Debt," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). We also have the ability to incur up to $120.0 million of additional debt under our revolving credit facility. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to our performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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
Our term loan and any revolving facility borrowings we may incur have variable rates of interest, which expose us to interest rate risks and to the risk of rising interest rates. As of December 31, 2017, we had approximately $79.0 million outstanding under our floating-rate term loan and the ability to incur up to $120.0 million of additional floating-rate debt under our revolving facility. Although we have hedged a portion of our exposure to interest rate risk under the term loan through an interest rate swap with a notional amount of $31.6 million at December 31, 2017, if interest rates increase in the future, then the interest expense on the variable rate debt could increase materially.
Unanticipated changes in our tax provisions or exposure to additional U.S. and foreign tax liabilities could affect our profitability.
We are subject to various taxes, including but not limited to income, gross receipts and payroll withholding taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision or benefit for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation and enforcement, could result in higher or lower taxes assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting our tax expense and profitability. The Tax Cut and Jobs Act (the Tax Act) was enacted on December 22, 2017. We are still evaluating the impact of the Tax Act on our income tax expense in future years. See Note 4, “Income Taxes,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. Additionally, changes in the geographic mix of our revenue could also impact our tax liabilities and affect our overall tax expense and profitability.
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
As of December 31, 2017, our total backlog was $2.9 billion, which included $718.8 million in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:

•
a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending or the automatic federal defense spending cuts required by sequestration;

•	in the case of funded backlog, the period of performance for the contract has expired; or

•	in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options.
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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenue derived from firm-fixed-price contracts represented approximately 27% of our total revenue for the year ended December 31, 2017. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result in reduced profits or in losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs, but we may not be able to negotiate full recovery for these costs. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable. The U.S. and other countries also may experience increases in inflation. A significant increase in inflation rates could adversely impact the profitability of these contracts.
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
The DoD continues to pursue various initiatives designed to gain efficiencies and to focus and enhance business practices. These initiatives and resulting changes, such as increased usage of firm-fixed-price contracts, where we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses, multiple award IDIQ contracts and small and disadvantaged business set-aside contracts, are having an impact on the contracting environment in which we do business. Any of these changes could impact our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. These initiatives, such as IDIQ contracts, continue to evolve, and the full impact to our business remains uncertain and subject to the manner in which the DoD implements them. As a result of these initiatives, our profit margins on future contracts may be reduced and may require us to make sustained efforts to reduce costs in order to realize revenue and profits under our contracts. If we are not successful in reducing the amount of costs we incur, our profitability on our contracts will be negatively impacted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue, profitability and prospects.
Goodwill represents a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.
At December 31, 2017, our goodwill was approximately $216.9 million, which represented approximately 43.8% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We estimate the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
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
Some of our workforce is represented by labor unions, and our business could be harmed in the event of a prolonged work stoppage.
Approximately 2,500 of our employees, or approximately 37% of our employee base at December 31, 2017, are unionized. We have 19 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to our customers on a timely basis, which could negatively impact our results of operations and financial condition.
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
We are subject to federal, state, local, and foreign environmental, health and safety laws and regulations, including those governing: air emissions; discharges to water; the management, storage, transportation and disposal of hazardous wastes, petroleum, and other regulated substances; the investigation and cleanup of contaminated property; and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. These laws and their implementing regulations can impose certain operational controls for minimization of pollution, permitting, training, recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances into the environment, or require costs to remediate sites to which we sent regulated substances for disposal. We have incurred and will continue to incur operating, maintenance and other expenditures as a result of environmental, health and safety laws and regulations. Developments such as the adoption of new environmental, health and safety laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could in the future have a material adverse effect on our business, financial position or results of operations.
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
We rely on our teaming relationships and other arrangements with other prime contractors or subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services provided by us and the other companies will help us to win and perform the contract. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract.
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
Our business may be adversely affected by factors in the U.S. and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which our company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which our company operates. If we lose access to our revolving credit facility, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
Adverse changes to financial conditions also could jeopardize certain counterparty obligations, including those of our insurers and financial institutions and other third parties.
Risks Relating to the Spin-off from Our Former Parent
We face the following risks in connection with the Spin-off from our Former Parent:
In connection with the Spin-off, we and our Former Parent have each agreed to a broad release of claims and indemnification of the other party; we may be required to expend cash and resources to satisfy our indemnification obligations to our Former Parent and there is no assurance that our Former Parent's indemnities to us will be sufficient to insure us against the full amount of such liabilities, or that our Former Parent will have the ability to satisfy its indemnification obligations to us in the future.
In the Distribution Agreement that we and our Former Parent entered into in connection with the Spin-off, our Former Parent agreed to indemnify us from certain claims and liabilities, and we agreed to indemnify our Former Parent for certain claims and liabilities as discussed further in Note 16, “Agreements with Former Parent” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Indemnities that we are required to provide our Former Parent may be significant and could negatively impact our business, particularly those indemnities relating to our actions that could impact the tax-free nature of the Spin-off. Third-parties could also seek to hold us responsible for any of the liabilities that our Former Parent has agreed to retain. Further, there can be no assurance that the indemnity from our Former Parent will be sufficient to protect us against the full amount of such liabilities, or that our Former Parent will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our Former Parent any amounts for which we are held liable, we may have to bear these losses ourselves until we receive these payments. Each of these risks could negatively affect our business, results of operations and financial condition.
Our historical financial information has been derived in part from the financial information of our Former Parent, and our historical financial information may not be a reliable indicator of our future results.
The historical financial information we have included in this Annual Report on Form 10-K for periods prior to the Spin-off has been derived in part from the consolidated financial statements of our Former Parent and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity. Our Former Parent did not account for us, and we were not operated, as a single stand-alone entity for certain of the periods presented even if we represented an important business in the historical consolidated financial statements of our Former Parent. In addition, the historical information is not necessarily indicative of our future results of operations, financial position and cash flows.
The Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
The Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that our Former Parent did not receive fair consideration or reasonably equivalent value in the Spin-off, and that the Spin-off left our Former Parent insolvent or with unreasonably small capital or that our Former Parent intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to our Former Parent or providing our Former Parent with a claim for money damages against us in an amount equal to the difference between the consideration received by our Former Parent and the fair market value of our company at the time of the Spin-off.
The distribution by our Former Parent of the Vectrus common stock in the Spin-off could also be challenged under state corporate distribution statutes. Under the Indiana Business Corporation Law, a corporation may not make distributions to its shareholders if, after giving effect to the distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities. No assurance can be given that a court will not later determine that the distribution by our Former Parent of Vectrus common stock in the Spin-off was unlawful.
Under the Distribution Agreement, we are responsible for the debts, liabilities and other obligations related to the business or businesses which we own and operate following the consummation of the Spin-off. Although we do not expect to be liable for any obligations not expressly assumed by us pursuant to the Distribution Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by our Former Parent if our Former Parent fails to pay or perform its retained obligations.
We may be subject to potential adjustments to costs previously allocated by our Former Parent to our business.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. As we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot predict the outcome of any negotiated adjustment or the ultimate responsible party. Accordingly, we cannot reasonably predict the likelihood of such adjustments or estimate the amount of any potential impact to us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 177 locations in 21 countries on three continents. Our contract performance typically occurs on the government customer’s facility. Our significant locations are our corporate headquarters office located at 655 Space Center Drive, Colorado Springs, Colorado and our strategic information technology and network communications services operations office located at 11730 Plaza America Drive, Reston, Virginia. Both our Colorado Springs and Reston offices are leased and have approximately 104,000 and 7,000 square feet, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
Our lease in Colorado Springs expires in August 2018. We have entered into a lease for another facility in Colorado Springs with approximately 65,000 square feet.
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
See Note 17, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET PRICES AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VEC". Our common stock started trading on the NYSE in September 2014. As of February 22, 2018, there were approximately 5,536 stockholders of record and 11.1 million outstanding shares of common stock.
The trading price data, as reported on the NYSE for the indicated periods, are as follows:

	Year Ended December 31, 2017
	Sales Price
	High	Low
1st Quarter	$24.76	$21.31
2nd Quarter	$32.48	$21.72
3rd Quarter	$35.17	$25.77
4th Quarter	$33.73	$29.67

	Year Ended December 31, 2016
	Sales Price
	High	Low
1st Quarter	$23.04	$17.78
2nd Quarter	$29.20	$21.36
3rd Quarter	$34.56	$15.23
4th Quarter	$25.10	$15.91
To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K. For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 7, "Debt", in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Shareholders.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2017.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return on our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from September 16, 2014 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2017. Our common stock began “regular-way” trading in connection with the Spin-off on September 29, 2014. "When-issued" trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. "Regular-way" trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The above graph assumes the following:

(1)	$100 invested at the close of business on September 16, 2014, in Vectrus common stock, Russell 2000 Index and S&P Aerospace & Defense Select Industry Index.

(2)	The cumulative total return assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented in this Item 6 represent:
(i) periods prior to September 27, 2014 when we were part of our Former Parent and
(ii) the period as of and subsequent to September 27, 2014 when we became a separate publicly traded company as a result of the Spin-off.
The statement of income data for each of the three years ended December 31, 2017, 2016, and 2015 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2014 and 2013 are derived from audited combined financial statements that are not included in this Annual Report on Form 10-K.
Balance sheet data as of December 31, 2017 and 2016 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2015 is derived from audited consolidated financial statements, balance sheet data as of December 31, 2014 is derived from audited consolidated and combined financial statements, and balance sheet data as of December 31, 2013 is derived from audited combined financial statements, none of which are included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Results of Operations
Total revenue	$1,114,788	$1,190,519	$1,180,684	$1,203,269	$1,511,638
Gross profit	101,948	106,912	105,649	118,757	214,549
Operating income	41,220	42,826	39,962	38,417	131,322
Operating margin	3.7%	3.6%	3.4%	3.2%	8.7%
Net income	$59,497	$23,655	$30,973	$22,812	$84,392
Basic earnings per common share ¹	$5.40	$2.21	$2.94	$2.18	$8.06
Diluted earnings per common share ¹	$5.31	$2.16	$2.86	$2.13	$8.06
Financial Position
Total assets	495,551	465,305	484,396	499,491	489,164
Total debt	$79,000	$85,000	$111,615	$137,375	$—

¹ For the period ended September 27, 2014 and prior, basic and diluted earnings per share are computed using the number of shares of Vectrus common stock outstanding on September 27, 2014, the date on which Vectrus common stock was distributed to the shareholders of our Former Parent in the Spin-off.

The selected historical consolidated and combined financial data presented above should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Our historical financial information may not be indicative of our future performance. Our historical consolidated and combined financial information prior to September 27, 2014 reflects our performance as a business division of our Former Parent and may not provide a useful indicator of future performance. For further discussion of the factors that may affect comparability, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in this Annual Report on Form 10-K as well as the discussion in Item 1 of this Annual Report on Form 10-K entitled "Business." This Annual Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking Statement Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 7 are rounded and, as such, rounding differences could occur in period over period changes and percentages reported.
Forward-Looking Statement Information
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act, and the Private Securities Litigation Reform Act of 1995 and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “potential,” “continue” or similar terminology. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: Our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; protests of new awards; our recent acquisition of SENTEL and its integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening or customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; our ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operation; changes in our tax provisions or exposure to additional income tax liabilities and other risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
Vectrus is a leading provider of services to the U.S. government worldwide. We operate as one segment and offer facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the year ended December 31, 2017, we had total revenue of $1.1 billion, and for each of the years ended December 31, 2016 and 2015, we had total revenue of $1.2 billion, all of which was derived from U.S. government customers. For the years ended December 31, 2017, 2016 and 2015, we generated approximately 82%, 84% and 85%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue decreased by $75.7 million, or 6.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in revenue was attributable mainly to lower activity in our Middle East programs of $70.0 million, which was driven primarily by a decrease of $121.0 million from our APS-5 Kuwait contract, and our Afghanistan programs of $32.6 million, offset by increases of $16.7 million from our European programs and $10.2 million from our U.S. programs.
Operating income for the year ended December 31, 2017 was $41.2 million, a decrease of $1.6 million or 3.8%, compared to the year ended December 31, 2016. This decrease was due to lower operating income of $3.7 million from our Middle East programs and $1.7 million from our U.S. programs, offset by increases of higher operating income of $3.4 million from our European programs and $0.4 million from our Afghanistan programs.
During the performance of our long-term contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $11.6 million and $7.5 million for the years ended December 31, 2017 and December 31, 2016, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
We recorded an income tax benefit of $(22.9) million and an income tax expense of $13.5 million for the years ended December 31, 2017 and 2016, respectively, which represented effective income tax benefit rate of (62.6)% and an income tax expense rate of 36.4%, respectively. See Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the passage of the Tax Act.

Further details related to the year ended December 31, 2017, compared to the year ended December 31, 2016, and the year ended December 31, 2016 compared to the year ended December 31, 2015, are contained in the Discussion of Financial Results section.
Recent Developments
On January 23, 2018, we acquired SENTEL, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advances our strategy to be a leader in the converging physical and digital infrastructure market and enhances our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers also include the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. Headquartered in Alexandria, Virginia, and founded in 1986, SENTEL has approximately 700 employees. For the fiscal year ended September 30, 2017, SENTEL generated revenue of $107 million. The purchase price of $36 million was funded by cash on hand and borrowings under our revolving credit facility.
The K-BOSSS contract commenced in November 2010 and currently is exercised through March 28, 2018. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services, including forms, publications, and reproductive services; U.S. Army postal operations; operations; logistics; information management; public works; environmental services; medical administrative support; installation services; security services; fire services; and emergency services. The K-BOSSS contract extension is from March 29, 2017 to March 28, 2018, with an evaluated nine-month option of March 29, 2018 through December 28, 2018 and an evaluated three-month option of December 29, 2018 through March 28, 2019. The right to exercise an option period is at the sole discretion of the U.S. government. The K-BOSSS contract contributed $476 million and $438 million of revenue during the years ended December 31, 2017 and 2016, respectively.
The Tax Act, which was enacted on December 22, 2017, impacted our income tax expense for the year ended December 31, 2017. We would have had an income tax expense of approximately $12.2 million under prior law, as compared to the income tax benefit of $(22.9) million reflected in the statements of income in our Consolidated Financial Statements included in this Annual Report on Form 10-K. The income tax benefit resulted primarily because (i) the Tax Act requires the inclusion of the accumulated earnings and profits of foreign subsidiaries for which we have not provided U.S. federal income taxes of our controlled foreign corporations in the tax year ended December 31, 2017 and (ii) GAAP requires our deferred tax items to be revalued to reflect the lower 21% federal income tax rate. For the year ended December 31, 2017, these two items resulted in an increase in tax expense of $ 0.4 million and a tax benefit of ($35.5) million, respectively. We are still evaluating the impact of the Tax Act on our income tax expense in future years. See Note 4, “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion of the Tax Act.
Information regarding certain other significant contracts is provided in "Significant Contracts" below.
Significant Contracts
The table below reflects contracts that accounted for more than 10% of our total revenue for one or more of the years ended December 31, 2017, 2016 and 2015:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2017	2016	2015
Kuwait Base Operations and Security Support Services (K-BOSSS)	42.7%	36.8%	32.6%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.1%	12.8%	11.6%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	5.4%	15.1%	14.0%
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
For discussion of the K-BOSSS contract, see "Recent Developments" above.
Performance on the OMDAC-SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised four option years, which run through May 2018. Although the current contract is exercised through May 2018, the U.S. government has stated that its anticipated timeline for the re-competition award is for the solicitation to be released in February 2019 and performance to commence sometime in 2019.
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
Total backlog increased by $577.0 million in the year ended December 31, 2017. As of December 31, 2017, total backlog (funded and unfunded) was $2.9 billion.

	As of December 31,
(In millions)	2017	2016
Funded backlog	$719	$665
Unfunded backlog	2,214	1,691
Total backlog	$2,933	$2,356
Funded orders, which are different from funded backlog, represent orders for which funding was received during the period. We received funded orders of $1.2 billion during the year ended December 31, 2017, which was a decrease of $1.3 million compared to the year ended December 31, 2016 due to the timing of funded orders for some of our contracts.
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
Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. The U.S. government's fiscal year begins on October 1 and ends on September 30. The U.S. government has not yet passed an appropriations bill for fiscal year 2018. However, on February 9, 2018, the President signed into law the Bipartisan Budget Act of 2018, which included a short-term continuing resolution that provided fiscal year 2018 appropriations for continuing projects and activities of the U.S. government through March 23, 2018.

Additionally, the legislation increased the discretionary defense and non-defense spending caps in fiscal year 2018 and fiscal year 2019, which were originally created under the 2011 Budget Control Act. Subsequently, on February 12, 2018, the President sent Congress his proposed fiscal year 2019 defense budget request. The budget requests $716 billion for national security programs, which includes $686 billion for the DoD. Until regular appropriation bills are passed, we may experience delays in procurement of services due to lack of funding, and those delays may affect our results of operations.
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
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2017, compared to Year ended December 31, 2016
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2017	2016	$	%
Revenue	$1,114,788	$1,190,519	$(75,731)	(6.4)%
Cost of revenue	1,012,840	1,083,607	(70,767)	(6.5)%
% of revenue	90.9%	91.0%
Selling, general and administrative	60,728	64,086	(3,358)	(5.2)%
% of revenue	5.4%	5.4%
Operating income	41,220	42,826	(1,606)	(3.8)%
Operating margin	3.7%	3.6%
Interest (expense) income, net	(4,640)	(5,639)	999	(17.7)%
Income before taxes	36,580	37,187	(607)	(1.6)%
% of revenue	3.3%	3.1%
Income tax (benefit) expense	(22,917)	13,532	(36,449)	(269.4)%
Effective income tax rate	(62.6)%	36.4%
Net Income	$59,497	$23,655	$35,842	151.5%
Revenue
Our revenue decreased by $75.7 million, or 6.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in revenue was attributable mainly to lower activity in our Middle East programs of $70.0 million, which was driven primarily by a decrease of $121.0 million from our APS-5 Kuwait contract, and our Afghanistan programs of $32.6 million, offset by increases of $16.7 million from our European programs and $10.2 million from our U.S. programs.
Cost of Revenue
The decrease in cost of revenue of $70.8 million, or 6.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to lower revenue as described above.

Selling, General & Administrative (SG&A) Expenses
For the year ended December 31, 2017, SG&A expenses of $60.7 million decreased by $3.4 million, or 5.2%, as compared to $64.1 million for the year ended December 31, 2016 primarily due to cost savings initiatives of $4.0 million offset by higher marketing costs of $0.7 million.
Operating Income
Operating income for the year ended December 31, 2017, decreased by $1.6 million, or 3.8%, as compared to the year ended December 31, 2016. This decrease was due to lower operating income of $3.7 million from our Middle East programs and $1.7 million from our U.S. programs, offset by higher operating income of $3.4 million from our European programs and $0.4 million from our Afghanistan programs.
Operating income as a percentage of revenue was 3.7% for the year ended December 31, 2017, compared to 3.6% for the year ended December 31, 2016.
Aggregate cumulative catch-up adjustments for the years ended December 31, 2017 and 2016 increased operating income by $11.6 million and $7.5 million, respectively. The aggregate cumulative catch-up adjustments for the year ended December 31, 2017 related to approved contract modifications and negotiated lower contract costs. The aggregate cumulative catch-up adjustments for the year ended December 31, 2016 related to approved contract modifications and extensions with higher margins associated with labor-related items and additional negotiated fees, offset by lower earned incentive fees and higher contract costs. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2017 and 2016 were $18.3 million and $15.3 million favorable to operating income, respectively, and $6.7 million and $7.8 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,		Change
(In thousands)	2017	2016	$	%
Interest income	$47	$41	$6	14.6%
Interest (expense)	(4,687)	(5,680)	(993)	(17.5)%
Interest (expense) income, net	$(4,640)	$(5,639)	$(999)	(17.7)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $1.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a lower average debt balance in 2017.
Income Tax (Benefit) Expense
We recorded an income tax benefit of $(22.9) million and an income tax expense of $13.5 million for the years ended December 31, 2017 and 2016, respectively, which represented effective income tax benefit rate of (62.6)% and an income tax expense rate of 36.4%, respectively. The income tax benefit and lower effective income tax rate for the year ended December 31, 2017 compared to the income tax expense and income tax rate for the year ended December 31, 2016 was due to the passage of the Tax Act as described in Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which resulted in a decrease in deferred tax liabilities and a deferred income tax benefit of $(22.9) million.

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
SG&A Expenses
For the year ended December 31, 2016, SG&A expenses of $64.1 million decreased by $1.6 million, or 2.4%, as compared to $65.7 million for the year ended December 31, 2015.
For the year ended December 31, 2016, SG&A expenses increased by $2.7 million due to costs associated with a work force reduction and CEO transition expenses and higher legal expenses of $1.1 million. These increases were offset by lower stock-based compensation expense of $2.0 million and the impact of items in the following paragraph that affected 2015 SG&A expenses.
For the year ended December 31, 2015, we recognized additional SG&A expenses due to the one-time settlement of a tax indemnification of $3.3 million as described in Note 4, “Income Taxes” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
In addition, as part of the Spin-off, our Former Parent indemnified us for a receivable of approximately $11.4 million. We recorded a corresponding liability in other accrued liabilities on our Consolidated Balance Sheet as of December 31, 2015 because we were required to remit amounts collected related to the indemnified receivable. In November 2015, we reached a settlement for the indemnified receivable of approximately $8.2 million. As part of the settlement, we cleared the corresponding liability by remitting payment of $8.2 million for the amount of the settlement. In addition, we recognized $0.2 million in SG&A expenses due to the effect of foreign currency translation during the period.
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
Income Tax Expense
We recorded income tax expense of $13.5 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively, which represented effective income tax rates of 36.4% and 7.4%, respectively. The lower effective income tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2016 was due to the one-time settlement of tax positions in 2015 as described in Note 4, “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditures, and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements, and pursue additional growth through new development and potential acquisition opportunities by using cash flows from operations, cash on hand, our credit facilities and access to capital markets. When necessary we will utilize our revolving credit facility to satisfy short-term working capital requirements.
If our cash flows from operations are less than we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: our credit ratings or absence of a credit rating, the liquidity of the overall capital markets, and the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or at all. The conclusion of the APS-5 Kuwait contract with associated revenue and costs in April 2017 did not have a material impact on our liquidity.
The cash presented on our balance sheet consists of U.S. and international cash from wholly owned subsidiaries. Approximately $10.8 million of our total $77.5 million in cash at December 31, 2017 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. On December 22, 2017, the Tax Act was enacted into law. We are still evaluating the impact of the Tax Act on our income tax expense in future years. See Note 4, “Income Taxes” in the

Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion of the Tax Act.
In September 2014, we and our wholly-owned subsidiary, Vectrus Systems Corporation (VSC), entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at December 31, 2017. At December 31, 2017, there were seven letters of credit outstanding in the aggregate amount of $12.0 million, which reduced our borrowing availability to $108.0 million under the Amended Revolver.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 54 and 57 days as of December 31, 2017 and 2016, respectively.
The following table sets forth net cash provided by operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Operating activities	$35,410	$36,618	$18,880
Investing activities	(2,344)	(52)	118
Financing activities	(7,130)	(28,062)	(21,710)
Foreign exchange	3,866	(848)	(116)
Net change in cash	$29,802	$7,656	$(2,828)
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Net cash provided by operating activities for the year ended December 31, 2017 consisted of net income of $59.5 million and non-cash items of $7.6 million offset by unfavorable net working capital changes of $31.7 million due to a decrease in deferred taxes and the timing of cash collections and payments, as reflected in accounts payable, compensation and other employee benefits, other assets, and receivables. See Note 4, “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to the passage of the Tax Act.
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
Net cash used in investing activities for the year ended December 31, 2017 consisted of capital expenditures for the purchase of capital assets of $2.3 million. Net cash used in investing activities for the year ended December 31, 2016 consisted of capital expenditures for the purchase of capital assets offset by proceeds received from the disposition of capital assets and a distribution from an equity investment (see Note 1, "Description of Business and Basis of Presentation - Equity Investment," in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K). Capital expenditures during the year ended December 31, 2016 were primarily for the purchase of hardware and software related to ongoing operations. Net cash provided by investing activities during the year ended December 31, 2015 primarily related to capital expenditures for the purchase of hardware and software related to ongoing operations and a distribution from the equity investment.
Net cash used in financing activities during the year ended December 31, 2017 consisted of repayments of long-term debt of $86.0 million, payments of debt issuance costs related to the Amendment Agreement of $1.8 million, and payments related to employee withholding taxes on share-based compensation in the amount of $1.3 million, offset by $80.0 million in cash received from the issuance of long-term debt and $2.0 million in cash received from the exercise of stock options. During the year ended December 31 2017, we borrowed and repaid a total of $42.5 million from the Revolver and Amended Revolver to meet short-term working capital requirements.
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
Net cash used in financing activities for the year ended December 31, 2015 was comprised of repayments of long-term debt of $23.4 million, repayment of financed insurance obligations of $12.1 million and payments related to employee withholding taxes on share-based compensation in the amount of $1.3 million, offset by $14.9 million in cash provided by an arrangement we entered into to finance certain of our insurance obligations and $0.2 million in cash received from the exercise of stock options. During the year ended December 31, 2015, we borrowed and repaid a total of $324.0 million from the Revolver to meet short-term working capital requirements.
Capital Resources
At December 31, 2017, we held cash of $77.5 million, which included $10.8 million held by foreign subsidiaries, and had $108.0 million of available borrowing capacity under the Amended Revolver which expires on November 15, 2022. We believe that our cash at December 31, 2017, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2017:

	Payments Due by Period
		Less than 1 Year
(In thousands)	Total		1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$5,513	$3,626	$1,664	$223	$—
Principal payments on Amended Term Loan	79,000	4,000	11,000	64,000	—
Interest on Amended Term Loan and Amended Revolver ¹	13,674	3,254	5,957	4,463	—
Severance costs	929	874	55	—	—
Total	$99,116	$11,754	$18,676	$68,686	$—
¹ There were no outstanding borrowings on the Amended Revolver at December 31, 2017.

Off-Balance Sheet Arrangements
We have obligations relating to operating leases, as discussed above, and letters of credit outstanding. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At December 31, 2017, there were seven letters of credit outstanding in the aggregate amount of $12.0 million, which reduced our borrowing availability to $108.0 million under the Amended Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At December 31, 2017, we had no material off-balance sheet arrangements other than operating leases.
The lease of our current corporate headquarters in Colorado Springs, Colorado expires in August 2018. We entered into a new lease agreement for another headquarter office in Colorado Springs in February 2018. The lease obligation for the new office is $8.3 million over 10 years.
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
Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, "Description of Business and Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements. We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could materially impact the financial statements. These significant critical accounting policies are discussed in this section. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.
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

Aggregate revenue from our two largest contracts during 2017, which consisted of the K-BOSSS contract and the OMDAC-SWACA contract, described above in "Recent Developments" and "Significant Contracts," was approximately $0.6 billion, or 57.9%, of our revenue for the year ended December 31, 2017.
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
Change in Revenue Recognition Standard (Adoption of ASC Topic 606)

We adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, on January 1, 2018. See Note 3, "Adoption of ASC 606 - Revenue from Contracts with Customers," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

Implementation Plan

Because the new standard impacted our business processes, systems and controls, we developed a comprehensive change management project plan to guide the implementation. This project plan included analyzing the standard’s impact on our contracts; comparing our historical accounting policies and procedures to the requirements of the new standard; instituting a training program for finance and contract management on the new requirements; and identifying differences from applying the requirements of the new standard to our contracts. We enhanced internal controls to ensure that we adequately evaluated our contracts under the five-step model to ensure proper assessment of our operating results under ASC Topic 606. We reported on the progress of the implementation to the Audit Committee and the Board of Directors on a regular basis during the project’s duration.

ASC Topic 606 Impacts

The new ASC Topic 606 guidance was only applied to contracts that were not completed as of the effective date of the guidance. During implementation of the standard, we identified performance obligations on the basis of the current version of the contract, including any contract modifications since inception; determined the transaction price, including any variable consideration, as of the transition date; and allocated the transaction price determined to the performance obligation(s) identified.

The majority of our revenue is derived from long-term contracts and programs that can span several years. The adoption of ASC Topic 606 will have the most significant impact to our accounting for firm-fixed price contracts. Our firm-fixed price contracts will continue to recognize revenue and earnings over time as services are rendered because of the continuous transfer of services to the customer, using an input measure of costs incurred, to reflect progress. However, we will be precluded from recognizing adjustments in estimated costs at completion as costs incurred in excess of billings on the balance sheet for firm-fixed price contracts. Adjustments in contract estimates for firm-fixed price contracts will result in more variability to revenue from period to period. The total impact of an adjustment in estimated profit recorded to date on a contract will continue to be recognized in the period it is identified (cumulative catch-up method). Despite this variability, a firm-fixed price contract’s cash flows and overall profitability at completion are the same as under the previous revenue recognition standard. Anticipated losses on contracts will continue to be recognized in the quarter in which they are identified.

The assessment of our January 1, 2018, Consolidated Balance Sheet under ASC Topic 606 will result in a cumulative-effect adjustment to opening retained earnings, unbilled receivables, and costs incurred in excess of billings for firm-fixed price contracts. These adjustments will not materially change the total amount of net assets as of December 31, 2017. See Note 3, "Adoption of ASC Topic 606 - Revenue from Contracts with Customers" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

As required by the new ASC Topic 606 revenue recognition guidance using the modified retrospective method, during 2018 we will report impacted financial statement line items under the new ASC Topic 606 revenue recognition guidance as well as what those financial statement line items would have been in 2018 under the former ASC Topic 605 revenue guidance.

Goodwill

Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing during the fourth fiscal quarter. The impairment test is a two-step process measuring the magnitude of any impairment. In the first step, the estimated fair value of the reporting unit is developed and compared to the carrying value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies. No impairment charges related to goodwill have been recorded during 2017, 2016 and 2015.
Income Taxes
We determine the provision or benefit for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes to our estimate of the amount we are more likely than not to realize in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.
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
See also Note 4, “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of the Tax Act.
New Accounting Pronouncements
See Part II, Item 8, Note 2, "Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding accounting pronouncements and accounting standards updates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2017.

Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.8 million change in our annual cash interest expenses. Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.

As of December 31, 2017, our interest rate swap agreement totaled $31.6 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of December 31, 2017, the U.S. dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $5.7 million. The net fair value of these contracts at December 31, 2017 was an asset of $0.1 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of December 31, 2017, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Management reviewed the results of its assessment with our Audit Committee.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectrus, Inc.
Colorado Springs, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vectrus, Inc. (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 1, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2018 Annual Meeting of Shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2017 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Description of Business".
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.

2.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)
10.1
Distribution Agreement by and between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.2
Employee Matters Agreement by and between Exelis Inc. and Vectrus, Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))*

10.3
Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.4
Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.5
Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.6
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.7
Employment Letter dated as of September 15, 2014, between Vectrus, Inc. and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)*

10.8
Separation Agreement and Complete Release of Liability, dated December 7, 2016, between Vectrus Systems Corporation and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.01 to Vectrus Inc.’s Current Report on Form 8-K filed on December 9, 2016)*

10.9
Employment Letter Agreement with Janet L. Oliver, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Vectrus, Inc.’s Registration Statement on Form 10 filed on August 14, 2014)*

10.10
Separation Agreement and Complete Release of Liability, dated June 29, 2016, between Vectrus Systems Corporation and Janet L. Oliver (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 6, 2016)*

10.11
Wright Letter Agreement dated December 2, 2013 between Exelis Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 2, 2015)*

10.12
Early Retirement Agreement and Complete Release of Liability, dated July 6, 2015, between Vectrus, Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 10, 2015)*

10.13
Prow Letter Agreement, dated November 30, 2016, between Vectrus, Inc. and Charles L. Prow (incorporated by reference to Exhibit 10.01 to Vectrus Inc.’s Current Report on Form 8-K filed on December 6, 2016)*

10.14
Description of Housing Allowance for Charles L. Prow (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 9, 2017)*

10.15
Moline Letter Agreement, dated August 25, 2015, between Vectrus, Inc. and Rene J. Moline (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2017)*

10.16
Separation Agreement and Complete Release of Liability, dated June 12, 2017, between Vectrus Systems Corporation and Rene J. Moline (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on June 12, 2017)*

10.17
Separation Agreement and Complete Release of Liability, dated June 30, 2017, between Vectrus Systems Corporation and Kelvin R. Coppock (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on June 30, 2017)*

10.18	Description of Vectrus, Inc. Non-Management Director Annual Compensation (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 16, 2017)*
10.19
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 19, 2014)

10.20
Amendment No. 1 to Credit Agreement by and among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 19, 2016 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on April 20, 2016)

10.21
Amendment and Restatement Agreement among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on November 15, 2017)

10.22	Form of Indemnification Agreement for Directors of Vectrus, Inc. (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.23	Vectrus, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.24
Vectrus, Inc. 2014 Omnibus Incentive Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.6 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.25	Vectrus, Inc. 2014 Omnibus Incentive Plan (As Amended and Restated as of May 13, 2016) (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*
10.26	Vectrus, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.27	Vectrus, Inc. Annual Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.13 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.28
Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.4 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.29
Vectrus, Inc. Annual Incentive Plan for Executive Officers, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.5 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.30	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.17 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 15, 2016)*
10.31
Vectrus, Inc., Annual Incentive Plan for Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*

10.32	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 16, 2015)*
10.33	Vectrus, Inc. Severance Plan (incorporated by reference to Exhibit 10.16 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.34	Vectrus, Inc. Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.18 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.35	Vectrus, Inc. Special Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.19 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.36	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.37
Vectrus, Inc. Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.38
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.3 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.39
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

10.44
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - 2013 TSR Replacement Grant - Stock Settled (incorporated by reference to Exhibit 10.24 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.45	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 5, 2015)*

10.46
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.7 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.47
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.8 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.48
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Agreement - General Grant - Cash Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.9 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.49
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.50
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

11
Statement re computation of per share earnings. Information required to be presented in Exhibit 11 is provided in Note 5 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

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
The following materials from Vectrus Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.

(b)
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTRUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectrus, Inc.
Colorado Springs, Colorado

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vectrus, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 1, 2018

We have served as the Company's auditor since 2013.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Revenue	$1,114,788	$1,190,519	$1,180,684
Cost of revenue	1,012,840	1,083,607	1,075,035
Selling, general and administrative expenses	60,728	64,086	65,687
Operating income	41,220	42,826	39,962
Interest (expense) income, net	(4,640)	(5,639)	(6,531)
Income from operations before income taxes	36,580	37,187	33,431
Income tax (benefit) expense	(22,917)	13,532	2,458
Net income	$59,497	$23,655	$30,973

Earnings per share
Basic	$5.40	$2.21	$2.94
Diluted	$5.31	$2.16	$2.86
Weighted average common shares outstanding - basic	11,021	10,714	10,551
Weighted average common shares outstanding - diluted	11,209	10,974	10,825
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$59,497	$23,655	$30,973
Other comprehensive income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	(240)	216	(43)
Net (loss) gain reclassified to interest expense	(1)	(2)	3
Tax benefit (expense)	86	(76)	14
Net change in derivative instrument	(155)	138	(26)
Foreign currency translation adjustments	3,052	(975)	(1,186)
Other comprehensive income (loss), net of tax	2,897	(837)	(1,212)
Total comprehensive income	$62,394	$22,818	$29,761
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share information)	2017	2016
Assets
Current assets
Cash	$77,453	$47,651
Receivables	174,995	172,072
Costs incurred in excess of billings	12,751	11,002
Other current assets	6,747	13,412
Total current assets	271,946	244,137
Property, plant, and equipment, net	3,733	3,061
Goodwill	216,930	216,930
Other non-current assets	2,942	1,177
Total non-current assets	223,605	221,168
Total Assets	$495,551	$465,305
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$115,899	$118,055
Billings in excess of costs	3,766	1,421
Compensation and other employee benefits	39,304	34,917
Short-term debt	4,000	15,750
Other accrued liabilities	19,209	17,693
Total current liabilities	182,178	187,836
Long-term debt, net	73,211	67,842
Deferred tax liability	55,329	89,667
Other non-current liabilities	1,461	2,559
Total non-current liabilities	130,001	160,068
Total liabilities	312,179	347,904
Commitments and contingencies (Note 17)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,120,528 and 10,894,924 shares issued and outstanding	111	109
Additional paid in capital	67,526	63,910
Retained earnings	117,415	57,959
Accumulated other comprehensive loss	(1,680)	(4,577)
Total shareholders' equity	183,372	117,401
Total Liabilities and Shareholders' Equity	$495,551	$465,305
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Operating activities
Net income	$59,497	$23,655	$30,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,686	1,920	3,138
Loss on disposal of property, plant, and equipment	—	405	686
Stock-based compensation	4,467	4,649	6,658
Amortization and write-off of debt issuance costs	1,464	1,198	1,130
Changes in assets and liabilities:
Receivables	178	37,814	(9,886)
Other assets	3,455	(13,903)	12,005
Accounts payable	(4,346)	(3,766)	8,874
Billings in excess of costs	2,345	(4,605)	219
Deferred taxes	(35,321)	(2,163)	(9,404)
Compensation and other employee benefits	3,256	(1,808)	275
Other liabilities	(1,271)	(6,778)	(25,788)
Net cash provided by operating activities	35,410	36,618	18,880
Investing activities
Purchases of capital assets	(2,344)	(741)	(793)
Proceeds from the disposition of assets	—	116	387
Distributions from equity investment	—	573	524
Net cash (used in) provided by investing activities	(2,344)	(52)	118
Financing activities
Proceeds from issuance of long-term debt	80,000	—	—
Repayments of long-term debt	(86,000)	(29,000)	(23,375)
Proceeds from revolver	42,500	74,000	324,000
Repayments of revolver	(42,500)	(74,000)	(324,000)
Proceeds from exercise of stock options	2,031	2,146	239
Payment of debt issuance costs	(1,844)	(221)	—
Proceeds from insurance financing	—	—	14,857
Repayments of insurance financing	—	—	(12,130)
Payments of employee withholding taxes on share-based compensation	(1,317)	(987)	(1,301)
Net cash (used in) financing activities	(7,130)	(28,062)	(21,710)
Exchange rate effect on cash	3,866	(848)	(116)
Net change in cash	29,802	7,656	(2,828)
Cash-beginning of year	47,651	39,995	42,823
Cash-end of year	$77,453	$47,651	$39,995
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,886	$5,278	$6,047
Income taxes paid	$4,802	$26,068	$16,096
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2014	10,485	$105	$52,967	$3,331	$(2,528)	$53,875
Net income	—	—	—	30,973	—	30,973
Foreign currency translation adjustments	—	—	—	—	(1,186)	(1,186)
Unrealized (loss) gain on cash flow hedge	—	—	—	—	(26)	(26)
Employee stock awards and stock options	127	1	(577)	—	—	(576)
Stock-based compensation	—	—	6,250	—	—	6,250
Balance at December 31, 2015	10,612	$106	$58,640	$34,304	$(3,740)	$89,310
Net income	—	—	—	23,655	—	23,655
Foreign currency translation adjustments	—	—	—	—	(975)	(975)
Unrealized (loss) gain on cash flow hedge	—	—	—	—	138	138
Employee stock awards and stock options	283	3	1,288	—	—	1,291
Stock-based compensation	—	—	3,982	—	—	3,982
Balance at December 31, 2016	10,895	$109	$63,910	$57,959	$(4,577)	$117,401
Net income	—	—	—	59,497	—	59,497
Adoption of ASU 2016-09	—	—	41	(41)	—	—
Foreign currency translation adjustments	—	—	—	—	3,052	3,052
Unrealized (loss) gain on cash flow hedge	—	—	—	—	(155)	(155)
Employee stock awards and stock options	226	2	712	—	—	714
Stock-based compensation	—	—	2,863	—	—	2,863
Balance at December 31, 2017	11,121	$111	$67,526	$117,415	$(1,680)	$183,372
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
Vectrus, Inc. is a leading provider of services to the U.S. government worldwide. We operate as one segment and offer facility and logistics services and information technology and network communications services.
Vectrus was incorporated in the State of Indiana on February 4, 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus and became an independent, publicly traded company. The Consolidated Financial Statements reflect the consolidated operations of Vectrus as a separate stand-alone entity.
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation in May 2015.
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now Aptim Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the Consolidated Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Consolidated Statements of Cash Flows. Any remaining cash distribution is recorded in other assets in the Consolidated Statements of Cash Flows.
Summary of Significant Accounting Policies
Principles of Consolidation
Vectrus consolidates companies in which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income taxes, fair value and impairment of goodwill and valuation of assets and certain contingent liabilities. Actual results could differ from these estimates.
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
Cumulative catch-up adjustments for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Favorable adjustments	$18,256	$15,296	$9,721
Unfavorable adjustments	(6,704)	(7,837)	(11,641)
Net favorable (unfavorable) adjustments	$11,552	$7,459	$(1,920)
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the year ended December 31, 2017, we had total revenue of $1.1 billion, and for each of the years ended December 31, 2016 and 2015, we had total revenue of $1.2 billion, all of which was derived from U.S. government customers. For the years ended December 31, 2017, 2016 and 2015, we generated approximately 82%, 84% and 85%, respectively, of our total revenue from the U.S. Army.
In 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Several ASUs have been issued since the issuance of ASU 2014-09, which modify certain sections of ASU 2014-09 and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We adopted the new standard, Accounting Standards Codification (ASC) Topic 606, on January 1, 2018, using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. See Note 3, "Adoption of ASC Topic 606 - Revenue from Contracts with Customers" for the quantification of these adjustments.

Income Taxes
We determine the provision or benefit for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing during the fourth fiscal quarter. The impairment test is a two-step process measuring the magnitude of any impairment. In the first step, the estimated fair value of the reporting unit is developed and compared to the carrying value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies. No impairment charges related to goodwill have been recorded during 2017, 2016 or 2015. There were no acquisitions during the years ended December 31, 2017 and 2016 or any prior periods.
Severance Expense
We periodically initiate management approved restructuring activities to achieve cost savings through reduced operational redundancies and to strategically position ourselves in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance and related benefit charges. For involuntary separation plans, a liability is recognized when it is probable, reasonably estimable, and communicated to employees. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the termination.
Foreign Currency Translation
The financial statements of programs for which the functional currency is not the U.S. dollar are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are recorded as translation adjustments to other comprehensive (loss) income. Net gains or losses from foreign currency transactions are reported in selling, general and administrative (SG&A) expenses and have historically been immaterial.
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
Stock-Based Compensation
We recognize stock-based compensation expense primarily within selling, general and administrative expenses based on the grant date fair values for all share-based awards granted over the requisite service periods of the awards, which is generally equivalent to the vesting terms.
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
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, all of our revenue for the years ended December 31, 2017, 2016 and 2015 was with the U.S. government.
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
The interest rate derivative instruments are adjusted to fair value through accumulated other comprehensive income (loss). If we were to determine that a derivative was no longer highly effective as a hedge, we would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive income (loss) to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.
Refer to Note 8, "Derivative Instruments" for additional information regarding our derivative activities.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. We have begun analyzing our operating lease agreements, and management anticipates our assets and liabilities will increase proportionally after the adoption of ASU 2016-02. As of December 31, 2017, there are approximately $5.5 million in future minimum rental payments for operating leases that are not currently on our balance sheet.
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
Accounting Standards That Were Adopted
In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Several ASUs have been issued since the issuance of ASU 2014-09, which modify certain sections of ASU 2014-09 and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We adopted the new standard, ASC Topic 606 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings as of January 1, 2018. See Note 3, "Adoption of ASC Topic 606 - Revenue from Contracts with Customers" for the quantification of this adjustment.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16). The objective of ASU 2016-16 is to require companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Prior to the implementation of this standard, we are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized, or impaired). We are still required to defer the income tax effects of intercompany sales and transfers of inventory in an exception to the income tax accounting guidance. The standard became effective in annual periods beginning after December 15, 2017, and interim periods within those periods. Adoption of the standard did not have an impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01). The objective of ASU 2017-01 is to add guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or of businesses. ASU 2017-01 became effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Adoption of the standard did not have a material impact on our consolidated financial statements.
Other new pronouncements issued but not effective until after December 31, 2017 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3

ADOPTION OF ASC TOPIC 606 - REVENUE FROM CONTRACTS WITH CUSTOMERS

As discussed in Note 1, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), in 2014. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09, which modify certain sections of ASU 2014-09 and are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

We adopted the new standard, ASC Topic 606, on January 1, 2018. We will account for our revenue in accordance with ASC Topic 606, using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. The new ASC Topic 606 guidance was only applied to contracts that were not completed as of the effective date of adoption. During implementation of the standard, we identified performance obligations on the basis of the contractual arrangements as of the adoption date, including any contract modifications since inception; determined the transaction price, including any variable consideration, as of the transition date; and allocated the transaction price to the performance obligations identified.

The majority of our revenue is derived from long-term contracts and programs that can span several years. Our long-term contracts will continue to recognize revenue and earnings over time as services are rendered because of the continuous transfer of control to the customer, using an input measure (e.g., costs incurred to total estimated cost) to reflect progress. The adoption of ASC Topic 606 will have the most significant impact to our accounting for firm-fixed price contracts. Our firm-fixed price contracts will continue to recognize revenue and earnings over time because of the continuous transfer of services to the customer, using an input measure of costs incurred, to reflect progress. However, we will be precluded from recognizing adjustments in estimated costs at completion as costs incurred in excess of billings on the balance sheet for firm-fixed price contracts. Adjustments in contract estimates for firm-fixed price contracts will result in more variability to revenue from period to period. The total impact of an adjustment in estimated profit recorded to date on a contract will continue to be recognized in the period it is identified (cumulative catch-up method). Despite this variability, a firm-fixed price contract’s cash flows and overall profitability at completion are the same as under the prior revenue recognition standard. Anticipated losses on contracts will continue to be recognized in the quarter in which they are identified.

The assessment of our January 1, 2018, Consolidated Balance Sheet under ASC Topic 606 will result in a cumulative-effect adjustment to opening retained earnings, unbilled receivables, costs incurred in excess of billings for firm-fixed price contracts, and other contract liabilities. These adjustments will not materially change the total amount of net assets as of December 31, 2017.

The effects of the adoption under ASC Topic 606 are outlined in the table below:

(In thousands)	Year Ended December 31, 2017	Impact	January 1, 2018
Receivables (unbilled)	$121,601	$10,457	$132,058
Costs incurred in excess of billings	$12,751	$(12,751)	$—
Billings in excess of costs	$3,766	$(3,766)	$—
Impact to contract liabilities	$—	$1,621	$1,621
Retained earnings	$117,415	$(98)	$117,317

As required by the new ASC Topic 606 revenue recognition guidance using the modified retrospective method, in 2018 we will report impacted financial statement line items under the new ASC Topic 606 revenue recognition guidance as well as what those impacted financial statement line items would have been in 2018 under the former ASC Topic 605 revenue guidance during the year 2018.

In accordance with contract modification guidance in ASC Topic 606, we will not retrospectively restate contracts that were modified before January 1, 2018. Instead, we have reflected the aggregate effect of such modifications when identifying the satisfied and unsatisfied performance obligations and determining and allocating the transaction price.

NOTE 4
INCOME TAXES
We determine the provision or benefit for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2017, we released valuation allowances of $0.2 million on deferred tax assets that are expected to be realized in the foreseeable future.

The sources of pre-tax income and the components of income tax expense for the years ended December 31, 2017, 2016 and 2015, respectively, are as follows:

(in thousands)	2017	2016	2015
Income Components
United States	$34,386	$37,276	33,274
Foreign	2,194	(89)	157
Total pre-tax income from continuing operations	$36,580	$37,187	$33,431
Income tax expense components
Current income tax provision
United States-Federal	$11,952	$15,106	$10,549
United States-State and local	206	311	401
Foreign	758	371	910
Total current income tax provision	12,916	15,788	11,860
Deferred income tax provision (benefit)
United States-Federal	(35,486)	(1,733)	(9,350)
United States-State and local	(260)	(278)	(42)
Foreign	(87)	(245)	(10)
Total deferred income tax provision (benefit)	(35,833)	(2,256)	(9,402)
Total income tax (benefit) expense	$(22,917)	$13,532	$2,458
Effective income tax rate	(62.6)%	36.4%	7.4%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2017	2016	2015
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal benefit	(0.1)%	0.1%	0.7%
Foreign taxes	(2.5)%	—%	—%
Release of uncertain tax positions	—%	—%	(29.9)%
Prior year true-ups	0.3%	—%	—%
Indemnity expense	—%	—%	3.3%
Other	1.7%	1.3%	(1.7)%
Impact of federal rate change	(97.0)%	—%	—%
Effective income tax rate	(62.6)%	36.4%	7.4%

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2017	2016
Deferred Tax Assets
Costs incurred in excess of billings	$814	$506
Compensation and benefits	4,667	10,816
Reserves	2,473	2,660
Other	854	3,116
Property, plant and equipment, net	774	(769)
Net operating losses	133	168
Subtotal	$9,715	$16,497
Valuation allowance	—	(157)
Total deferred tax assets	$9,715	$16,340
Deferred Tax Liabilities
Goodwill	$(46,890)	$(77,171)
Unbilled receivables	(16,635)	(27,431)
Other liabilities	(1,169)	(1,178)
Total deferred tax liabilities	$(64,694)	$(105,780)
Deferred taxes are classified in the Consolidated Balance Sheets as follows:

(in thousands)	2017	2016
Non-current assets	$350	$227
Non-current liabilities	55,329	89,667
Net deferred tax liabilities	$54,979	$89,440
Uncertain Tax Position
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2017, 2016 and 2015 is as follows:

(in thousands)	2017	2016	2015
Unrecognized tax benefits-January 1,	$429	$—	$7,604
Additions for:
Current year tax positions	—	429	—
Reductions for:
Settlements with tax authorities	(429)	—	—
Prior year tax positions	—	—	(7,604)
Unrecognized tax benefits-December 31,	$—	$429	$—
As of December 31, 2017, 2016 and 2015, unrecognized tax benefits from uncertain tax positions were $0.0 million, $0.4 million and $0.0 million, respectively. We effectively settled $0.4 million of unrecognized tax benefits during 2017 with the filing of our 2016 income tax returns. We effectively settled $6.9 million of unrecognized tax benefits during 2015 due to the resolution of examinations of tax returns of our Former Parent. The balance of $0.7 million was effectively settled with the filing of our 2014 income tax returns during 2015.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Income. During 2017, 2016 and 2015, we recognized interest expense related to tax matters of $0.0 million, $0.0 million and $0.1 million, respectively. As of December 31, 2017, 2016, and 2015, we had no interest accrued for tax matters.
The Company's earliest open tax year in the U.S. is 2014.

Tax Cut and Jobs Act

The Tax Cut and Jobs Act (the Tax Act), which was enacted on December 22, 2017 impacted our income tax expense for the year ended December 31, 2017. We would have had income tax expense of approximately $12.2 million under prior law, as compared to the tax benefit reflected of $(22.9) million reflected in the statements of income. The income tax benefit resulted primarily because; (i) the Tax Act requires the inclusion of the accumulated earnings and profits of foreign subsidiaries for which we have not provided U.S. federal income taxes of our controlled foreign corporations in the tax year ending December 31, 2017 and (ii) GAAP requires our deferred tax items to be revalued to reflect the lower 21% federal income tax rate. For the year ended December 31, 2017, these two items resulted in an increase in tax expense of $0.4 million and a tax benefit of $(35.5) million, respectively.

In addition, the Tax Act implements certain minimum taxes on excessive earnings of controlled foreign corporations and base erosion prevention requirements for tax years beginning after December 31, 2017. We are still evaluating the expected impact of these items on our income tax expense in future years and have recorded any estimated impact based on information available. The Tax Act also limits, or eliminates in full, certain tax deductions in future years and, as a result, is expected to impact the recognition of related deferred tax assets in future years under GAAP.

As the result of the passage of the Tax Act, the Securities and Exchange Commission released Staff Accounting Bulletin SAB 118 (SAB 118) to provide guidance for companies that had not completed accounting for the income tax effects of the Tax Act prior to the release of their financial reports. SAB 118 provides guidance regarding disclosure on positions taken in the financial reports under three scenarios; (i) where the accounting for the income tax effects is complete, (ii) where the accounting for the income tax effects is incomplete but a reasonable estimate is available, (iii) where the accounting for the income tax effects is incomplete and a reasonable estimate is not available. SAB 118 provides guidance regarding disclosure requirements under these scenarios. The Tax Act has impacted and will impact a number of items in our tax accounting.

The Tax Act requires the acceleration of income tax recognition for various items as compared to prior tax guidance. As such, we will now be required to recognize income for tax purposes on certain government contracts in the same period as for financial reporting. The amount of this income, on a pretax basis, as of December 31, 2017 is $76.9 million, which will be taxed at the new lower statutory tax rate of 21% subsequent to 2017.

We believe we have reasonably estimated the inclusion of the accumulated earnings and profits of foreign subsidiaries for which we have not provided U.S. federal income taxes of our controlled foreign corporations for the tax year ended December 31, 2017. However, the jurisdictional income tax returns for a number of controlled foreign corporations have not been finalized. Once finalized, the results of those returns could impact the estimate as presented in our financial statements. We expect the returns to be finalized prior to December 31, 2018.

The Tax Act also added a new provision designed to tax global intangible low-taxed income (GILTI).   Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

We have executives who may receive compensation in excess of the amounts deductible under the Tax Act. We cannot determine with certainty whether these executives' compensation will exceed tax deductible limitations under our existing executive compensation plans or whether certain safe harbors will be available for this compensation. As such, we have not recorded certain deferred tax assets related to executive compensation and will refrain from doing so, until further guidance and interpretation is available regarding the matter. Currently, the amount is immaterial.

As the result of the Tax Act, certain book to tax differences, including both temporary and permanent items, that were allowable prior to the Tax Act are no longer allowable; as such, the calculation of our federal taxable income will change. In addition, we file tax returns in numerous states. Whether these states will adopt the federal tax changes under the Tax Act has yet to be determined. We cannot determine what impact the Tax Act will have on our state income tax liability in the future.

Tax Indemnifications
In connection with the Spin-off, pursuant to a Tax Matters Agreement with our Former Parent, our Former Parent agreed to indemnify us for up to $3.3 million of income tax return liabilities, which were settled with the filing of our Former Parent’s 2014 income tax return during the year ended December 31, 2015. As a result, as of December 31, 2015, we reduced the tax liabilities, which were included in “other long term liabilities” in the Consolidated Balance Sheets, from $3.2 million to zero, which provided an income tax benefit of $3.2 million. We had a corresponding indemnification receivable, including interest of $0.1 million, which was included in “other non-current assets” in the Consolidated Balance Sheets. We reduced the indemnification receivable from $3.3 million to zero, creating an expense of $3.3 million, which is included in "selling, general and administrative expenses" in the Consolidated Statements of Income for the year ended December 31, 2015. The net settlement of these tax liabilities and the indemnification receivable had no impact on our net income.

NOTE 5
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

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net Income	$59,497	$23,655	$30,973

Weighted average common shares outstanding	11,021	10,714	10,551
Add: Dilutive impact of stock options	67	97	98
Add: Dilutive impact of restricted stock units	121	163	176
Diluted weighted average common shares outstanding	11,209	10,974	10,825

Earnings per share
Basic	$5.40	$2.21	$2.94
Diluted	$5.31	$2.16	$2.86
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Anti-dilutive stock options	8	—	13
Anti-dilutive restricted stock units	—	9	—
Total	8	9	13

NOTE 6
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2017	2016
Billed receivables	$50,595	$41,992
Unbilled contract receivables	121,601	127,150
Other	2,799	2,930
Receivables	$174,995	$172,072
As of December 31, 2017 and 2016, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled contract receivables represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $6.7 million of our unbilled contract receivables as of December 31, 2017 may not be collected within the next twelve months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers.
NOTE 7
DEBT
Senior Secured Credit Facilities

Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, Vectrus Systems Corporation (VSC), entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities).
We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. We also used $1.8 million from the Amended Term Loan to pay debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Amendment Agreement. Amortization expense relating to debt issuance costs on the Amendment Agreement was $0.1 million for the year ended December 31, 2017. Amortization expense relating to debt issuance costs on the Credit Agreement was $1.4 million for the year ended December 31, 2017, which included $0.8 million of unamortized debt issuance costs when the Credit Agreement was extinguished. Amortization expense relating to debt issuance costs on the Credit Agreement was $1.2 million for the year ended December 31, 2016. All debt issuance costs are included in interest expense in the Consolidated Statements of Income.

The Amended Term Loan amortizes in an amount equal to $1.0 million per quarter for the fiscal quarters ending December 31, 2017 through September 30, 2019, $1.5 million per quarter for the fiscal quarters ending December 31, 2019 through September 30, 2020, $2.0 million per quarter for the fiscal quarters ending December 31, 2020 through September 30, 2021, $2.6 million for the fiscal quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of December 31, 2017, the balance outstanding under the Amended Term Loan was $79.0 million.

The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022. As of December 31, 2017, there were seven letters of credit outstanding in the aggregate amount of $12.0 million, which reduced our borrowing availability to $108.0 million under the Amended Revolver.

The Company's aggregate scheduled maturities of the Amended Term Loan as of December 31, 2017, are as follows:

(In thousands)	Payments due
2018	$4,000
2019	4,500
2020	6,500
2021	8,600
2022	55,400
Total	$79,000
Guarantees and Collateral. The indebtedness and other obligations under the Amended Credit Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by us and certain of our restricted subsidiaries and are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of our tangible and intangible assets and those of each domestic guarantor.
Voluntary Prepayments. We may voluntarily prepay the Amended Term Loan in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs under certain conditions. Voluntary prepayments of the Amended Term Loan will be applied to the remaining installments thereof as directed by us. We may reduce the commitments under the Amended Revolver in whole or in part at any time without premium or penalty.
Covenants. The Amended Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of December 31, 2017, the maximum amount of dividends we could pay was $10.0 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (or 3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of December 31, 2017, we had a ratio of total consolidated indebtedness to EBITDA of 1.64 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 10.14 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of December 31, 2017.

Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at December 31, 2017 was 4%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Amended Credit Facilities approximates the carrying value as of December 31, 2017 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Amended Term Loan on the Consolidated Balance Sheet as of December 31, 2017 were as follows:

	December 31, 2017
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,000	$4,000
Long-term debt	75,000	75,000
Total debt	79,000	$79,000
Debt financing fees	(1,789)
Total debt with debt financing fees	$77,211
Carrying values and fair values of the Amended Term Loan on the Consolidated Balance Sheet as of December 31, 2016 were as follows:

	December 31, 2016
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$15,750	$15,750
Long-term debt	69,250	69,250
Total debt	85,000	$85,000
Debt financing fees	(1,408)
Total debt with debt financing fees	$83,592

NOTE 8
DERIVATIVE INSTRUMENTS
Interest Rate Derivative Instruments
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
On December 20, 2017, we terminated the derivative instruments entered into on May 5, 2016 and May 5, 2015, to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Credit Agreement. We received $0.4 million in cash for the fair value of the derivative instruments, reduced other current and other non-current assets by $0.4 million, and reduced accumulated other comprehensive loss by $0.4 million on the Consolidated Balance Sheet. In addition, we decreased interest expense on the Consolidated Statements of Income by $0.4 million.
On December 20, 2017, we entered into a derivative instrument to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Amended Term Loan (the amended interest rate swap). The amended interest rate swap is designated and qualifies as an effective cash flow hedge. The contract, with a notional amount totaling $31.6 million at December 31, 2017, is recorded at fair value.
The amended interest rate swap is measured at fair value on a recurring basis and is determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining term of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, to interest expense on the Consolidated Statements of Income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense.

The following table summarizes the amount at fair value and location of the derivative instrument in the Consolidated Balance Sheet as of December 31, 2017:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$127
Interest rate swap designated as cash flow hedge	Other non-current assets	$60
The following table summarizes the amount at fair value and location of the terminated derivative instruments in the Consolidated Balance Sheet as of December 31, 2016:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$86
Interest rate swap designated as cash flow hedge	Other non-current assets	$259
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of December 31, 2017, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Foreign Currency Derivative Instrument
We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in cash flows and earnings caused by fluctuations in foreign exchange rates, we entered into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of December 31, 2017.
Our foreign currency derivative instruments are recorded at fair value as a derivative asset or liability in the Consolidated Balance Sheet. The foreign currency forward contracts are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining term of the contract incorporating observable market inputs such as prevailing foreign currency exchange rates as of the reporting date (Level 2). Changes in fair value are recognized within selling, general and administrative expense in the Consolidated Statement of Income. In the Consolidated Statements Cash Flows, we classify cash flows from foreign currency derivative instruments at settlement in the same category as the cash flows from the related hedged item, generally within cash provided by operating activities.
We reported $0.1 million realized gain from foreign currency derivative instruments within selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2017 and $0.1 million in other current assets on the Consolidated Balance Sheet as of December 31, 2017.
The notional amounts of outstanding foreign currency forward exchange contracts shown below report the total U.S. dollar equivalent position of all contracts for each foreign currency position.

	December 31, 2017
(In thousands)	Notional	Fair Value
Euro	$5,752	$83

Latest maturity date	December 2018

NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2017	2016
Accrued salaries and wages	$21,879	$14,741
Accrued bonus	4,210	4,371
Accrued employee benefits	13,215	15,805
Total	$39,304	$34,917
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2017	2016
Workers' compensation, auto and general liability reserve	$4,615	$6,123
Contract related reserves	$7,426	$6,054
Other accrued liabilities	$7,168	$5,516
Total	$19,209	$17,693

NOTE 10
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2017	2016
Buildings and improvements	$5,197	$5,230
Machinery and equipment	5,556	4,422
Furniture, fixtures and office equipment	4,895	3,721
Property, plant and equipment, gross	15,648	13,373
Less: accumulated depreciation and amortization	(11,915)	(10,312)
Property, plant and equipment, net	$3,733	$3,061
Depreciation expense of property, plant and equipment was $1.7 million, $1.9 million and $3.1 million in 2017, 2016, and 2015, respectively.

NOTE 11
LEASES AND RENTALS
Operating Leases
The Company leases certain offices, buildings, automobiles, computers, land and other equipment under operating leases. As of December 31, 2017, such leases expire at various dates through 2022 and may include renewal and payment escalation clauses. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were $3.5 million, $6.0 million and $5.0 million for 2017, 2016 and 2015, respectively. Future operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2017 are shown below.

(In thousands)	Payments due
2018	$3,626
2019	953
2020	711
2021	213
2022	10
Total minimum lease payments	$5,513
The lease of our current corporate headquarters in Colorado Springs, Colorado expires in August 2018. We entered into a new lease agreement for another headquarter office in Colorado Springs in February 2018. The lease obligation for the new office is $8.3 million over 10 years.
Capital Leases
There was $0.1 million, $0.3 million and $0.5 million of depreciation on capital leases during the years ended December 31, 2017, 2016 and 2015, respectively. Capital lease terms vary in length from 24 to 60 months.
The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2017:

(In thousands)	Amount
2018	$74
2019	48
Total minimum lease payments	122
Less: estimated executory costs	—
Net minimum lease payments	122
Less: amount representing interest	(1)
Present value of net minimum lease payments	$121
Capital leases included in property, plant and equipment, net (See Note 10, "Property, Plant and Equipment"):

	December 31,
(In thousands)	2017	2016
Machinery and equipment	$1,625	$1,625
Accumulated depreciation	(1,504)	(1,409)
Machinery and equipment, net	$121	$216

Capital lease obligations consisted of the following:

	December 31,
(In thousands)	2017	2016
Other accrued liabilities	$73	$69
Other non-current liabilities	48	111
Total	$121	$180

NOTE 12
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
On April 28, 2017, Kelvin Coppock, the Company’s Senior Vice President, Contracts notified us of his intention to retire, effective June 30, 2017. On June 30, 2017, the Company and Mr. Coppock entered into a Separation Agreement under which we agreed to continue to pay Mr. Coppock his present salary from July 1, 2017 through February 28, 2019 (the Coppock Severance Pay Period). In addition, Mr. Coppock is eligible for consideration for a pro-rata bonus for 2017 payable in 2018 based on six months of active employment in 2017 and to continue his participation in the Company’s medical, dental and vision plans through the Coppock Severance Pay Period. We recognized $0.5 million in severance expense for the year ended December 31, 2017 related to Mr. Coppock's separation.
Severance and related benefit costs are accrued for as necessary within compensation and other employee benefits and other non-current liabilities on the Consolidated Balance Sheets. A portion of the severance payments have been paid out pursuant to agreements entered into with affected employees, and we do not expect to incur significant additional charges related to these activities in future periods. Changes in the carrying amount of the severance and benefits liability related to the work force reduction and executive separations are summarized in the following table:

(In thousands)
Balance, December 31, 2016	$2,014
Severance and benefit related costs - executive separations	468
Payments	(1,500)
Adjustments	(46)
Balance, December 31, 2017	$936

NOTE 13
POST EMPLOYMENT BENEFIT PLANS
Vectrus sponsors one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $3.0 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of December 31, 2017, we had accrued $0.1 million of contributions under the Excess Savings Plan.
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
The maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2.6 million shares. As of December 31, 2017, there were 1.3 million shares remaining available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2017	2016
Compensation costs for equity-based awards	$2,863	$3,982
Compensation costs for liability-based awards	1,604	667
Total compensation costs, pre-tax	$4,467	$4,649
Future tax benefit	$965	$1,654
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value. The Company paid $0.1 million and $0.5 million related to liability-based compensation awards during the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, total unrecognized compensation costs related to equity-based awards and liability-based awards were $2.9 million and $1.5 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.84 years and 1.84 years, respectively.

Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2017, 2016 and 2015 and changes during the years then ended is presented below:

	Year Ended December 31,
	2017		2016		2015
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	384	$21.47	486	$19.25	446	$17.43
Granted	75	$22.82	87	$20.06	58	$31.52
Exercised	(110)	$18.41	(158)	$13.63	(18)	$13.37
Forfeited, canceled or expired	(24)	$22.61	(31)	$22.51	—	$0.00
Outstanding at December 31,	325	$22.74	384	$21.47	486	$19.25
Options exercisable	201	$22.57	214	$20.35	212	$16.13
The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2017:

(In thousands, except per share data)	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$12.94 - $21.98	225	7.63	$20.31	$2,371	125	6.71	$19.61	$1,398
$22.16 - $32.49	100	6.93	28.18	326	76	6.55	27.38	299
Total options and aggregate intrinsic value	325	7.42	$22.74	$2,697	201	6.65	$22.57	$1,697
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Vectrus' closing stock price of $30.85 per share on December 31, 2017, which would have been received by the option holders if all option holders had exercised their options as of that date. There were less than 0.1 million exercisable options "out of the money" as of December 31, 2017. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.4 million, $1.6 million and $0.2 million, respectively.
As of December 31, 2017, the total number of stock options expected to vest (including those that have already vested) was 0.3 million. These stock options have a weighted-average exercise price of $22.74 per share, an aggregate intrinsic value of $2.7 million and a weighted average remaining contractual life of 7.4 years.

The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. The following weighted-average assumptions were utilized in deriving the fair value for NQOs:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	30.8%	30.2%	34.1%
Expected life (in years)	7	7	7
Risk-free rates	2.30%	1.69%	2.00%
Weighted-average grant date fair value per share	$8.48	$7.06	$12.42
Black-Scholes model volatility is based on daily average volatility of our peer group over seven years, which is consistent with the expected term. Peer group companies were selected from companies within the aerospace and defense industry that most closely match our business, including size, diversification, and customer base. The expected term of the stock option represents the estimated period of time until exercise and is based on the vesting period of the award and the estimated exercise patterns of employees. The risk-free rate is based on the U.S. Treasury stripped coupon rates with maturities corresponding to the expected term of 7 years, measured as of the grant date.
Restricted Stock Units
The fair value of RSUs is determined based on the closing price of Vectrus common stock on the date of the grant. In general, under the 2014 Omnibus Plan, for employee RSUs granted in 2014 and after, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of the annual meeting and vest the business day immediately prior to the next annual meeting. RSUs have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the RSUs are forfeited. If an employee retires or is terminated by the Company other than for cause, all or a pro rata portion of the RSUs may vest. The RSUs outstanding at the date of the Spin-off retained the vesting schedule of the original Former Parent awards.
The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017		2016		2015
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	285	$23.01	350	$22.47	423	$19.28
Granted	144	$23.74	181	$21.25	104	$26.69
Vested	(171)	$23.18	(206)	$20.56	(171)	$19.03
Forfeited or canceled	(37)	$21.69	(40)	$22.68	(6)	$19.86
Outstanding at December 31,	221	$23.58	285	$23.01	350	$22.47
The total grant date fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $4.5 million, $3.4 million and $3.0 million, respectively.

Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the years ended December 31, 2017, 2016, and 2015, we granted TSR awards with aggregate target TSR values of $1.5 million, $1.5 million, and $1.8 million, respectively. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. For the year ended December 31, 2017, we recorded $1.0 million in compensation expense related to TSR awards. A payment of $0.6 million was made in January 2018 for the 2015 TSR awards. Payment, if any, for the 2016 and 2017 TSR awards will be made in January 2019, and January 2020, respectively. As of December 31, 2017 and 2016, we had $1.9 million and $0.9 million, respectively, recorded as a liability related to TSR awards in compensation and other employee benefits and other non-current liabilities on the Consolidated Balance Sheets.

NOTE 15
SHAREHOLDERS' EQUITY
In connection with the Spin-off, each of the shareholders of our Former Parent received one share of Vectrus common stock for every 18 shares of common stock of our Former Parent held on the record date resulting in the distribution of 10.5 million shares of Vectrus common stock to our Former Parent shareholders. As of December 31, 2017, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2017, there were 11.1 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2017 and 2016.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 2.6 million shares of common stock authorized under this plan. At December 31, 2017, we had a remaining balance of 1.3 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.

NOTE 16
AGREEMENTS WITH FORMER PARENT
Agreements with Former Parent
Following the Spin-off, Vectrus and our Former Parent began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Vectrus and our Former Parent following the Spin-off and to provide mechanisms for an orderly transition, on September 27, 2014, Vectrus and our Former Parent executed various agreements that govern the ongoing relationships between the companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include a Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, Technology License Agreement and Transitional Trademark License Agreement.

NOTE 17
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $5.8 million and $2.8 million as of December 31, 2017 and 2016, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot predict the outcome of any negotiated adjustment or the ultimate responsible party. Accordingly, we cannot reasonably predict the likelihood of such adjustments or estimate the amount of any potential impact to the Company.

NOTE 18
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2017 and 2016:

	2017 QUARTERS				2016 QUARTERS
(In thousands, except per share data)	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total revenue	$290,063	$259,318	$269,625	$295,782	$310,682	$307,895	$283,782	$288,160
Gross Profit	25,362	25,735	24,406	26,445	26,971	27,251	26,095	26,595
Operating income	11,649	9,204	10,090	10,277	11,811	11,298	11,162	8,555
Net income	6,668	5,461	5,800	41,568	6,589	6,050	6,607	4,409
Basic earnings per share	$0.61	$0.50	$0.52	$3.77	$0.62	$0.57	$0.62	$0.40
Diluted earnings per share	$0.60	$0.49	$0.51	$3.70	$0.61	$0.55	$0.60	$0.40
Weighted average number of shares outstanding
Basic	10,909	10,987	11,075	11,026	10,628	10,702	10,733	10,794
Diluted	11,075	11,191	11,272	11,234	10,856	10,958	11,061	10,988

NOTE 19
SUBSEQUENT EVENTS
Acquisition of SENTEL Corporation
On January 23, 2018, we acquired SENTEL Corporation (SENTEL), a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advances our strategy to be a leader in the converging physical and digital infrastructure market and enhances our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers also include the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. Headquartered in Alexandria, Virginia, and founded in 1986, SENTEL has approximately 700 employees. For the fiscal year ended September 30, 2017, SENTEL generated revenue of $107 million. The purchase price of $36 million was funded by cash on hand and borrowings under our revolving credit facility. Values for the acquisition are pending the final purchase price allocations. We expect to finalize the allocation of the purchase price within one year of the acquisition, which is the measurement period.
Interest Rate Derivative Instrument
On February 5, 2018, we executed an interest rate swap contract with U.S. Bank to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Amended Term Loan. The contract has a notional amount totaling $15.8 million.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director	March 1, 2018
/s/ Matthew M. Klein Matthew M. Klein	Senior Vice President and Chief Financial Officer	March 1, 2018
/s/ William B. Noon William B. Noon	Corporate Vice President and Chief Accounting Officer	March 1, 2018
/s/ Louis J. Giuliano Louis J. Giuliano	Director	March 1, 2018
/s/ Bradford J. Boston Bradford J. Boston	Director	March 1, 2018
/s/ Mary L. Howell Mary L. Howell	Director	March 1, 2018
/s/ William F. Murdy William F. Murdy	Director	March 1, 2018
/s/ Melvin F. Parker Melvin F. Parker	Director	March 1, 2018
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 1, 2018
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 1, 2018
/s/ Phillip C. Widman Phillip C. Widman	Director	March 1, 2018