Form 10-Q
period 2018-03-30
Vectrus, Inc.
filed 2018-05-08
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 2, 2018, there were 11,224,424 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended
	March 30,	March 31,
(In thousands, except per share data)	2018	2017
Revenue	$320,516	$290,063
Cost of revenue	294,050	264,701
Selling, general and administrative expenses	17,795	13,713
Operating income	8,671	11,649
Interest (expense) income, net	(1,164)	(1,134)
Income from operations before income taxes	7,507	10,515
Income tax expense	1,396	3,847
Net income	$6,111	$6,668

Earnings per share
Basic	$0.55	$0.61
Diluted	$0.54	$0.60
Weighted average common shares outstanding - basic	11,146	10,909
Weighted average common shares outstanding - diluted	11,338	11,075
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Net income	$6,111	$6,668
Other comprehensive income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	520	123
Net change in fair value of foreign currency forward contracts	(5)	—
Net gain reclassified to interest expense	1	1
Tax expense	(113)	(44)
Net change in derivative instruments	403	80
Foreign currency translation adjustments, net of tax	487	127
Other comprehensive income, net of tax	890	207
Total comprehensive income	$7,001	$6,875
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 31,
(In thousands, except share information)	2018	2017
Assets	(unaudited)
Current assets
Cash	$28,747	$77,453
Receivables	246,052	174,995
Costs incurred in excess of billings	—	12,751
Other current assets	7,890	6,747
Total current assets	282,689	271,946
Property, plant, and equipment, net	4,236	3,733
Goodwill	231,236	216,930
Intangible assets, net	10,218	121
Other non-current assets	7,820	2,821
Total non-current assets	253,510	223,605
Total Assets	$536,199	$495,551
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$135,641	$115,899
Billings in excess of costs	—	3,766
Compensation and other employee benefits	47,963	39,304
Short-term debt	4,000	4,000
Other accrued liabilities	28,573	19,209
Total current liabilities	216,177	182,178
Long-term debt, net	72,317	73,211
Deferred tax liability	54,636	55,329
Other non-current liabilities	1,383	1,461
Total non-current liabilities	128,336	130,001
Total liabilities	344,513	312,179
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,222,424 and 11,120,528 shares issued and outstanding	112	111
Additional paid in capital	68,915	67,526
Retained earnings	123,449	117,415
Accumulated other comprehensive loss	(790)	(1,680)
Total shareholders' equity	191,686	183,372
Total Liabilities and Shareholders' Equity	$536,199	$495,551
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Operating activities
Net income	$6,111	$6,668
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	809	407
Loss on disposal of property, plant, and equipment	40	—
Stock-based compensation	1,415	1,086
Amortization of debt issuance costs	106	194
Changes in assets and liabilities:
Receivables	(37,042)	7,441
Other assets	(1,164)	4,202
Accounts payable	9,497	(22,599)
Billings in excess of costs	—	2,415
Deferred taxes	(827)	(2,506)
Compensation and other employee benefits	5,788	12,059
Other liabilities	3,630	547
Net cash (used in) provided by operating activities	(11,637)	9,914
Investing activities
Purchases of capital assets	(73)	(24)
Acquisition of business, net of cash acquired	(37,210)	—
Net cash used in investing activities	(37,283)	(24)
Financing activities
Repayments of long-term debt	(1,000)	(3,500)
Proceeds from revolver	31,000	18,000
Repayments of revolver	(31,000)	(18,000)
Proceeds from exercise of stock options	1,309	50
Payments of employee withholding taxes on share-based compensation	(785)	(577)
Net cash used in financing activities	(476)	(4,027)
Exchange rate effect on cash	690	175
Net change in cash	(48,706)	6,038
Cash-beginning of year	77,453	47,651
Cash-end of period	$28,747	$53,689
Supplemental Disclosure of Cash Flow Information:
Interest paid	$991	$1,036
Income taxes paid	$198	$161
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
Vectrus was incorporated in the State of Indiana on February 4, 2014. On September 27, 2014, Exelis Inc. (Exelis) completed a spin-off (the Spin-off) of Vectrus, and Vectrus became an independent, publicly traded company. The Condensed Consolidated Financial Statements reflect the consolidated operations of Vectrus as a separate stand-alone entity.
On January 23, 2018, we acquired 100% of the outstanding common stock of SENTEL Corporation (SENTEL), a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The consolidated results of operations for the three months ended March 30, 2018 contained herein includes SENTEL results beginning on the acquisition date of January 23, 2018. Refer to Note 4, "SENTEL Acquisition" for additional information regarding the acquisition of SENTEL.

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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (March 30, 2018 for the first quarter of 2018 and March 31, 2017 for the first quarter of 2017), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income tax contingency accruals, fair value and impairment of goodwill, useful lives of intangible assets, and valuation of assets and certain contingent liabilities. Actual results could differ from these estimates.
Reclassifications
Certain reclassifications have been made to the presentation of amounts in our Condensed Consolidated Balance Sheets as of December 31, 2017 to conform to the current year presentation. Specifically, certain intangible assets were reclassified from non-current assets and are now presented separately on our Condensed Consolidated Balance Sheets.
Revenue Recognition
The majority of our revenue is derived from long-term contracts and programs that can span several years. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method.
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the three months ended March 30, 2018 and March 31, 2017, we had total revenue of $320.5 million and $290.1 million, respectively, all of which was derived from U.S. government customers. For the three months ended March 30, 2018 and March 31, 2017, we generated approximately 74% and 87%, respectively, of our total revenue from the U.S. Army.
Refer to Note 3, "Revenue" for additional information regarding our revenue generation and recognition activities.
Derivative Instruments
Derivative instruments are recognized as either an asset or liability at fair value in our Condensed Consolidated Balance Sheets and are classified as current or long-term based on the scheduled maturity of the instrument. Our derivative instruments have been formally designated and qualify as part of a cash flow hedging relationship under applicable accounting standards.
Changes in fair value of foreign currency forward contracts acquired prior to December 31, 2017 are recognized within selling, general and administrative expenses in the Condensed Consolidated Statements of Income. All other derivative instruments are adjusted to fair value through accumulated other comprehensive loss. If we were to determine that a derivative was no longer highly effective as a hedge, we would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive loss to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.
Refer to Note 9, "Derivative Instruments" for additional information regarding our derivative activities.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. We have begun analyzing our operating lease agreements, and management anticipates our assets and liabilities will increase proportionally after the adoption of ASU 2016-02. As of March 30, 2018, there are approximately $16 million in future minimum rental payments for operating leases that are not currently on our balance sheet.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The objective of ASU 2017-12 is to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and to reduce the complexity of and simplify the application of hedge accounting by preparers. The standard is effective in annual periods beginning after December 15, 2018, and interim periods within those periods. Early adoption is permitted as of the beginning of the annual period. We are evaluating the impact of adopting ASU 2017-12; however, the standard is not expected to have a material impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard addresses the “stranded” tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act) in accumulated other comprehensive loss. The changes in tax laws and rates from the Tax Act did not affect income from operations. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. Disclosures are required in the period of adoption. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.
Accounting Standards That Were Adopted
In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Several related ASUs have been issued since the issuance of ASU 2014-09, which modify certain sections of ASU 2014-09 and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. The standard is effective in annual periods beginning after December 15, 2017, and interim periods within those periods. We adopted the new standard, ASC Topic 606, using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings as of January 1, 2018. Refer to Note 3, "Revenue" for a description of the impact of the adoption of ASC Topic 606.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), in December 2017. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of SAB 118, which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act is incomplete by the due date of the financial statements and requires disclosure of a reasonable estimate, if possible. We have accounted for the tax effects of the

Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we believe that we have determined reasonable estimates for those effects and have recorded provisional amounts in our Condensed Consolidated Financial Statements as of March 30, 2018 and December 31, 2017. Refer to Note 5, "Income Taxes" for further discussion of our income taxes.
Other new pronouncements issued but not effective until after March 30, 2018 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
REVENUE
Performance Obligations
We adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our contracts have a single performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate contracts when the option or IDIQ task order is exercised or awarded.

Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using various inputs (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue. Determining measures of progress requires us to make judgments that affect the timing of revenue recognition.

Remaining performance obligations, also referred to as funded backlog, represent firm orders on multi-year contracts. Funded backlog includes only firm orders for which funding is contractually obligated by the customer. Funded backlog excludes potential orders under IDIQ contracts and unexercised contract options. Funded backlog also excludes contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims. The value of the funded backlog is based on anticipated revenue levels over the term of the contract that has been exercised to date. Actual values may be greater or less than anticipated. Funded backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one year (or less) option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Remaining performance obligations were essentially the same at March 30, 2018 as compared to December 31, 2017. We expect to recognize approximately 90% of the remaining performance obligations in our funded backlog as of March 30, 2018 as revenue in 2018, and the remaining 10% during 2019. Funded backlog as of March 30, 2018 and December 31, 2017 is presented in the following table:

	Three Months Ended
	March 30,	December 31,
(In millions)	2018	2017
Funded backlog	$723	$719

Contract Estimates
Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.

The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in Vectrus’ financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 13 "Commitments and Contingencies" for additional information regarding U.S. government reserve amounts.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract estimates regularly. We recognize adjustments in estimated profit on executed contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations or changes the existing enforceable rights and obligations. Historically, our contract modifications have not been distinct from the existing contract and have been accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, are recognized as an adjustment to revenue (either as an increase or decrease of revenue) on a cumulative catch-up basis.

The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three months ended March 30, 2018 and March 31, 2017 are presented in the following table:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Favorable adjustments	$4,152	$3,542
Unfavorable adjustments	(1,311)	(823)
Net favorable adjustments	$2,841	$2,719
For the three months ended March 30, 2018 and March 31, 2017, the net favorable adjustment to operating income increased revenue by $3.4 million and $2.4 million, respectively.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract. On a cost-plus type contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers. On cost-plus type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost. On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically these costs do not bear fees.

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

The following tables present our revenue disaggregated by different categories. Revenue by contract type for the three months ended March 30, 2018 and March 31, 2017 is as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Cost-plus and cost-reimbursable ¹	$230,208	$218,257
Firm-fixed-price	90,308	71,806
Total revenue	$320,516	$290,063

¹ Includes time and material contracts

Revenue by service line for the three months ended March 30, 2018 and March 31, 2017 is as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Facility and logistics services	$231,825	$220,448
Information technology and network communications services	88,691	69,615
Total revenue	$320,516	$290,063

Revenue by geographic region for the three months ended March 30, 2018 and March 31, 2017 is as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Middle East	$219,880	$233,907
United States	73,788	40,010
Europe	26,848	16,146
Total revenue	$320,516	$290,063

Revenue by contract relationship for the three months ended March 30, 2018 and March 31, 2017 is as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Prime contractor	$301,028	$285,033
Subcontractor	19,488	5,030
Total revenue	$320,516	$290,063

Revenue by customer for the three months ended March 30, 2018 and March 31, 2017 is as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2018	2017
Army	$237,847	$252,161
Air Force	65,255	32,969
Navy	8,357	4,933
Other	9,057	—
Total revenue	$320,516	$290,063

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we may receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to ensure that both parties are in conformance with the primary contract terms. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.

As of March 30, 2018, we had contract assets of $156.0 million. Refer to Note 7, "Receivables" for additional information regarding the composition of our receivables balances. As of March 30, 2018, our contract liabilities were insignificant.

ASC Topic 606 Impact
The new ASC Topic 606 guidance was only applied to contracts that were not completed as of the effective date of the guidance. During implementation of the standard, we identified performance obligations on the basis of the current version of the executed contract, including any contract modifications since inception; determined the transaction price, including any variable consideration, as of the transition date; and allocated the transaction price determined to the performance obligation identified.

We determined that certain incentive bonuses met the criteria of incremental costs of acquiring contracts. We capitalize these bonuses and amortize them over the terms of the related contracts, including the base year and any subsequent anticipated option years. As of March 30, 2018, we had not yet recognized any of these bonuses.

The adoption of ASC Topic 606 had the most significant impact to our accounting for firm-fixed-price contracts. Under ASC Topic 606 guidance, our firm-fixed-price contracts recognize revenue and earnings over time with the continuous transfer of services to the customer, using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to reflect progress. Adjustments in estimated costs at completion were previously recorded as costs incurred in excess of billings or billings in excess of costs on the Condensed Consolidated Balance Sheets. Adjustments in contract estimates for firm-fixed-price contracts are now recorded as unbilled receivables. This change will result in more variability to revenue from period to period. Despite this variability, a firm-fixed-price contract’s cash flows and overall profitability at contract completion are the same.

The effects of the adoption of ASC Topic 606, using the modified retrospective method on January 1, 2018, are outlined in the following table:

(In thousands)	Year Ended December 31, 2017	Impact	January 1, 2018
Receivables (unbilled)	$121,601	$10,457	$132,058
Costs incurred in excess of billings	$12,751	$(12,751)	$—
Billings in excess of costs	$3,766	$(3,766)	$—
Impact to contract liabilities	$—	$1,621	$1,621
Retained earnings, net of tax	$117,415	$(77)	$117,338

The following table reflects the balances of financial statement line items under the new ASC Topic 606 revenue recognition guidance compared to the former ASC Topic 605 revenue guidance as of and for the three months ended March 30, 2018:

	New Guidance	Former Guidance
(In thousands)	ASC Topic 606	ASC Topic 605
Revenue	$320,516	$320,614
Cost of revenue	$294,050	$291,019
Selling, general and administrative expenses	$17,795	$17,795
Operating income	$8,671	$11,800
Receivables (unbilled)	$156,048	$141,929
Costs incurred in excess of billings	$—	$16,093
Billings in excess of costs	$—	$3,501

NOTE 4
SENTEL ACQUISITION
On January 23, 2018, we acquired 100% of the outstanding common stock of SENTEL. In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Condensed Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e. intangibles related to contractual relationships) were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

The total net consideration paid for the acquisition was $37.2 million, consisting of the purchase price of $36.0 million and $1.2 million in excess of the working capital requirement agreed upon in the stock purchase agreement entered into among our wholly-owned subsidiary Vectrus Systems Corporation (VSC), SENTEL, R&R Enterprises, Inc. and Russell T. Wright (the Stock Purchase Agreement). The acquisition was funded by utilizing cash on hand and available capacity from our Amended Revolver (as defined in Note 8 "Debt").

A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(in thousands)	Allocation of Purchase Price
Receivables	$23,180
Deferred taxes	3,944
Property, plant and equipment	851
Goodwill	14,306
Intangible assets	10,500
Other current assets	975
Accounts payable	(10,012)
Other current liabilities	(5,979)
Other non-current liabilities	(555)
Preliminary purchase price, net of cash acquired	$37,210

We are still in the process of reviewing the details related to the amounts allocated to receivables, deferred taxes, property, plant and equipment, intangible assets, and accounts payable. The amount paid related to the working capital requirement was based on an estimate at the closing of the acquisition. Any differences between the estimate and the actual amount at closing will be settled subsequent to March 30, 2018. Adjustments, if any, to the initial purchase accounting for the acquired net assets will be completed by the first quarter of 2019, as we obtain additional information regarding facts and circumstances that existed as of the acquisition date.

We recognized two intangible assets related to customer contracts, the backlog and the contract re-competes arising from the acquisition. The fair value of the backlog was $6.5 million and the fair value of the contract re-competes was $4.0 million with an amortization period of 4.0 years and 8.0 years, respectively. The weighted-average remaining useful life of these two intangible assets is 5.4 years. We recorded amortization expense of $0.4 million during the three months ended March 30, 2018. The amortization expense is included in cost of revenue in our Condensed Consolidated Statements of Income.

Additionally, we recognized goodwill of $14.3 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering in the converging physical and digital infrastructure market, and enhancing our information technology, technical solutions and logistics capabilities, all while expanding our client base to customers in the U.S. intelligence community. The goodwill recognized for the SENTEL acquisition is fully deductible for income tax purposes.

Through March 30, 2018, we have recorded acquisition-related costs of $0.7 million, which are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income. We do not believe that any additional fees related to the acquisition will be significant. These costs do not reflect any one-time other internal non-recurring integration costs.

SENTEL’s results of operations have been included in our Condensed Consolidated Statements of Income for the period subsequent to the acquisition on January 23, 2018. The acquired business contributed $23.1 million of revenue and an insignificant amount of income from operations before income taxes for the period from January 23, 2018 through March 30, 2018. For the three months ended March 31, 2017, the acquired business recognized revenue of $29.0 million. Income from operations before income taxes for the acquired business was insignificant during the same prior year period.
NOTE 5
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended March 30, 2018, we recorded an income tax provision of $1.4 million associated with income from operations before income taxes compared to an income tax provision of $3.8 million for the three months ended March 31, 2017, representing effective income tax rates of 18.6% and 36.6%, respectively. This lower effective tax rate is a result of the Tax Act enacted on December 22, 2017 and the impact of one-time discretionary items. The effective income tax rates vary from the federal statutory rate of 21.0% due to state taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
As the result of the passage of the Tax Act, the SEC released SAB 118 to provide guidance for companies that had not completed accounting for the income tax effects of the Tax Act prior to the release of their financial reports.  We will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017, and we will continue to refine such amounts within the measurement period provided by SAB 118. We expect to complete our analysis no later than December 31, 2018. For interim period financial reports, any estimated impacts of the Tax Act will be included in the calculation of our annualized effective tax rate.
Uncertain Tax Provisions
As of March 30, 2018 and December 31, 2017, there were no unrecognized tax benefits from uncertain tax positions.

NOTE 6
EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the dilutive effect of stock-based compensation outstanding after application of the treasury stock method.

	Three Months Ended
(In thousands, except per share data)	March 30, 2018	March 31, 2017
Net income	$6,111	$6,668

Weighted average common shares outstanding	11,146	10,909
Add: Dilutive impact of stock options	80	41
Add: Dilutive impact of restricted stock units	112	125
Diluted weighted average common shares outstanding	11,338	11,075

Earnings per share
Basic	$0.55	$0.61
Diluted	$0.54	$0.60
The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
(In thousands)	March 30, 2018	March 31, 2017
Anti-dilutive stock options	1	35
Anti-dilutive restricted stock units	1	—
Total	2	35

NOTE 7
RECEIVABLES
Receivables were comprised of the following:

	March 30,	December 31,
(In thousands)	2018	2017
Billed receivables	$87,275	$50,595
Unbilled receivables	156,048	121,601
Other	2,729	2,799
Total receivables	$246,052	$174,995
As of March 30, 2018 and December 31, 2017, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $3.0 million of our unbilled receivables as of March 30, 2018 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers.
Refer to Note 3, "Revenue" for a discussion of the impact of the adoption of ASC Topic 606 on our receivables.

NOTE 8
DEBT
Senior Secured Credit Facilities

Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities).
We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. We also used $1.8 million from the Amended Term Loan to pay debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Amendment Agreement. Amortization expense relating to debt issuance costs on the Amendment Agreement was $0.1 million for the three months ended March 30, 2018. Amortization expense relating to debt issuance costs on the Credit Agreement was $0.2 million for the three months ended March 31, 2017. All debt issuance costs are included in interest expense in the Condensed Consolidated Statements of Income.

The Amended Term Loan amortizes in an amount equal to $1.0 million per quarter for the calendar quarters ending December 31, 2017 through September 30, 2019, $1.5 million per quarter for the calendar quarters ending December 31, 2019 through September 30, 2020, $2.0 million per quarter for the calendar quarters ending December 31, 2020 through September 30, 2021, $2.6 million for the calendar quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of March 30, 2018, the balance outstanding under the Amended Term Loan was $78.0 million.

The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022. As of March 30, 2018, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability to $109.8 million under the Amended Revolver.

The Company's aggregate scheduled maturities of the Amended Term Loan as of March 30, 2018, are as follows:

(In thousands)	Payments due
2018	$3,000
2019	4,500
2020	6,500
2021	8,600
2022	55,400
Total	$78,000

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

Covenants. The Amended Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of March 30, 2018, the maximum amount of dividends we could pay was $10.0 million. For further discussion on dividends, please refer to "Liquidity and Capital Resources - Dividends" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of March 30, 2018, we had a ratio of total consolidated indebtedness to EBITDA of 1.48 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 11.04 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of March 30, 2018.

Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at March 30, 2018 was 4.13%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Amended Credit Facilities approximates the carrying value as of March 30, 2018 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Amended Term Loan on the Condensed Consolidated Balance Sheets as of March 30, 2018 were as follows:

	March 30, 2018
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,000	$4,000
Long-term debt	74,000	74,000
Total debt	78,000	$78,000
Debt financing fees	(1,683)
Total debt with debt financing fees	$76,317

Carrying values and fair values of the Amended Term Loan on the Condensed Consolidated Balance Sheets as of December 31, 2017 were as follows:

	December 31, 2017
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,000	$4,000
Long-term debt	75,000	75,000
Total debt	79,000	$79,000
Debt financing fees	(1,789)
Total debt with debt financing fees	$77,211

NOTE 9
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
On December 20, 2017, we terminated our former derivative instruments and entered into a new derivative instrument to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Amended Term Loan (the interest rate swaps). On February 5, 2018, we entered into an additional derivative instrument to further hedge our exposure to interest rate risk under the variable-rate portion of the Amended Term Loan. The interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with notional amounts totaling $46.8 million at March 30, 2018, are recorded at fair value.
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
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of March 30, 2018:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$66
Interest rate swap designated as cash flow hedge	Other non-current assets	$520
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of December 31, 2017:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$127
Interest rate swap designated as cash flow hedge	Other non-current assets	$60
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of March 30, 2018, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

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
Counterparty default risk is considered low because the forward contracts that we entered into, beginning in November 2017, are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of March 30, 2018.

Our foreign currency derivative instruments are recorded at fair value as a derivative asset or liability in the Condensed Consolidated Balance Sheets. The foreign currency forward contracts are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining term of the contract incorporating observable market inputs such as prevailing foreign currency exchange rates as of the reporting date (Level 2).
Changes in fair value for instruments acquired prior to December 31, 2017 are recognized within selling, general and administrative expense in the Condensed Consolidated Statements of Income. Changes in fair value for instruments acquired after December 31, 2017 are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, within selling, general and administrative expense on the Condensed Consolidated Statements of Income as the forward contracts are settled. The ineffective portion of the change in fair value of the forward contracts, if any, is recognized directly in earnings in selling, general and administrative expense.    In the Condensed Consolidated Statements of Cash Flows, we classify cash flows from foreign currency derivative instruments at settlement in the same category as the cash flows from the related hedged item, generally within cash provided by operating activities.
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of March 30, 2018:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$3
Foreign currency forward designated as cash flow hedge	Other non-current liabilities	$2
We reported $0.1 million realized gain from foreign currency derivative instruments within selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three months ended March 30, 2018 and $0.2 million in other current assets on the Condensed Consolidated Balance Sheets as of March 30, 2018.
The notional amounts of outstanding foreign currency forward contracts shown below report the total U.S. dollar equivalent position of all contracts for each foreign currency position as of March 30, 2018.

(In thousands)	Notional	Fair Value
Euro	$5,857	$154

Latest maturity date	June 2019

NOTE 10
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following:

(In thousands)	March 30, 2018	December 31, 2017
Accrued salaries and wages	$27,759	$21,879
Accrued bonus	1,851	4,210
Accrued employee benefits	18,353	13,215
Total	$47,963	$39,304

Other accrued liabilities
Other accrued liabilities were comprised of the following:

(In thousands)	March 30, 2018	December 31, 2017
Workers' compensation, auto and general liability reserve	$4,486	$4,615
Contract related reserves	10,233	7,426
Other accrued liabilities	13,854	7,168
Total	$28,573	$19,209

NOTE 11
POST EMPLOYMENT BENEFIT PLANS
We sponsor one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $1.2 million and $0.7 million for the three months ended March 30, 2018 and March 31, 2017, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of both March 30, 2018 and December 31, 2017, we had accrued $0.1 million of contributions under the Excess Savings Plan.
On November 9, 2016, the Compensation and Personnel Committee of the Board of Directors approved an amendment and restatement of our Senior Executive Severance Pay Plan (as amended and restated, the Amended Plan). The Amended Plan removed (i) a provision that disallowed severance pay in the event of a termination of the executive’s employment by us with a scheduled termination date after the executive’s “Normal Retirement Date” (i.e., the first of the month which coincides with or follows the executive’s 65th birthday) and (ii) a provision that used the executive’s Normal Retirement Date in determining the maximum period of time for which severance pay is calculated. The Amended Plan did not change the schedule of severance pay. Termination benefits offered under the Amended Plan are other post employment benefits as defined by ASC 712-10 - Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable and we do not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, we do not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.

NOTE 12
STOCK-BASED COMPENSATION
We maintain an equity incentive plan (the 2014 Omnibus Plan) to govern awards granted to Vectrus employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards and other awards. We account for NQOs and stock-settled RSUs as equity-based compensation awards. TSR awards, described below, and cash-settled RSUs are accounted for as liability-based compensation awards.
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

(In thousands)	March 30, 2018	March 31, 2017
Compensation costs for equity-based awards	$867	$983
Compensation costs for liability-based awards	548	104
Total compensation costs, pre-tax	$1,415	$1,087
Future tax benefit	$306	$387
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of March 30, 2018, total unrecognized compensation costs related to equity-based awards and liability-based awards were $5.7 million and $3.1 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.42 years and 2.31 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the three months ended March 30, 2018:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	325	$22.74	221	$23.58
Granted	—	—	122	$33.62
Exercised	(59)	$22.04	—	—
Vested	—	—	(76)	$23.45
Forfeited or expired	—	—	(7)	$22.94
Outstanding at March 30, 2018	266	$22.89	260	$28.34

During the three months ended March 30, 2018, we granted long-term incentive awards to employees consisting of 121,931 RSUs with a weighted average grant date fair value per share of $33.62. For employee RSUs, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are granted on the date of an annual meeting of shareholders and vest on the business day immediately prior to the next annual meeting. The fair value of each RSU grant was determined based on the closing price of Vectrus common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.

Total Shareholder Return Awards

TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the three months ended March 30, 2018, we granted 2018 TSR awards with aggregate target TSR value of $2.1 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 13
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $6.7 million and $5.8 million as of March 30, 2018 and December 31, 2017, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
Legal Proceedings
We are defending a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. We filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017. On October 2, 2017, the U.S. Supreme Court denied certiorari. While Vectrus continues to vigorously defend the lawsuit, the parties are in the process of negotiating a settlement, the terms of which are expected to be submitted to the District Court by May 11, 2018 for its review and initial approval. The proposed settlement, if initially approved by the District Court, will require notice to be issued to class members and an opportunity for class members to object to the settlement. Final approval by the District Court will not occur until all requirements, including an anticipated fairness hearing, have been met.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2017 This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus is a leading provider of services to the U.S. government worldwide. We operate in one segment and offer facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended March 30, 2018 and March 31, 2017, we had total revenue of $320.5 million and $290.1 million, respectively, all of which was derived from U.S. government customers. For the three months ended March 30, 2018 and March 31, 2017, we generated approximately 74% and 87%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $30.5 million, or 10.5%, for the three months ended March 30, 2018 compared to the three months ended March 31, 2017. The increase in revenue was attributable to increased activity from our U.S. programs of $33.8 million, of which $23.1 million related to our acquisition of SENTEL, and from our European programs of $10.7 million, partially offset by a decrease of $14.0 million from our Middle East programs.
Operating income for the three months ended March 30, 2018, was $8.7 million, a decrease of $3.0 million, or 25.6%, compared to the three months ended March 31, 2017. This decrease was primarily due to a decrease of $2.2 million from our Middle East programs and $1.2 million from our U.S. programs offset by higher operating income of $0.4 million from our European programs.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Aggregate changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $2.8 million and $2.7 million for the three months ended March 30, 2018 and March 31, 2017, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
The adoption of ASC Topic 606 had the most significant impact to our accounting for firm-fixed-price contracts. Under ASC Topic 606 guidance, our firm-fixed-price contracts recognize revenue and earnings over time with the continuous transfer of services to the customer, using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to reflect progress. Adjustments in estimated costs at completion were previously recorded as costs incurred in excess of billings or billings in excess of costs on the Condensed Consolidated Balance Sheets. Adjustments in contract estimates for firm-fixed-price contracts are now recorded as unbilled receivables. This change will result in more variability to revenue from period to period. Despite this variability, a firm-fixed-price contract’s cash flows and overall profitability at contract completion are the same.

Further details related to our financial results for the three months ended March 30, 2018, compared to the three months ended March 31, 2017, are contained in the "Discussion of Financial Results" section.
Recent Developments
On April 27, 2018, VSC, our wholly-owned subsidiary, received notice of a $106.0 million modification to the Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia contract (OMDAC-SWACA) for enterprise network capabilities and services support of the U.S. Central Command. Work will be based in Kuwait City, Kuwait with additional locations throughout Southwest Asia. The estimated completion date is November 30, 2018.
On January 23, 2018, we acquired SENTEL, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advances our strategy to be a leader in the converging physical and digital infrastructure market and enhances our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers also include the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. Headquartered in Alexandria, Virginia, and founded in 1986, SENTEL has approximately 700 employees. For the fiscal year ended September 30, 2017, SENTEL generated revenue of $107 million. The total consideration paid for the acquisition, net of cash acquired, was $37.2 million, consisting of the purchase price of $36.0 million and $1.2 million in excess of the working capital requirement agreed upon in the Stock Purchase Agreement. The amount paid related to the working capital requirement was based on an estimate at the closing of the acquisition. Any differences between the estimate and the actual amount at closing will be settled subsequent to March 30, 2018. The acquisition was funded by utilizing cash on hand and available capacity from our existing Amended Revolver (refer to Note 4 "SENTEL Acquisition" for additional information related to our acquisition of SENTEL).
The K-BOSSS contract commenced in November 2010 and currently is exercised through December 28, 2018. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services, including forms, publications, and reproductive services; U.S. Army postal operations; operations; logistics; information management; public works; environmental services; medical administrative support; installation services; security services; fire services; and emergency services. The K-BOSSS contract extension was from March 29, 2017 to March 28, 2018, with an evaluated nine-month option of March 29, 2018 through December 28, 2018, which has been exercised, and an evaluated three-month option of December 29, 2018 through March 28, 2019. The right to exercise an option period is at the sole discretion of the U.S. government. The K-BOSSS contract contributed $129 million of revenue during the three months ended March 30, 2018 and $476 million of revenue during the year ended December 31, 2017.
Information regarding certain significant contracts is discussed in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the three months ended March 30, 2018 and March 31, 2017:

	% of Total Revenue
	Three Months Ended
Contract Name	March 30, 2018	March 31, 2017
Kuwait Base Operations and Security Support Services (K-BOSSS)	40.4%	38.5%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	13.7%	13.5%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	—%	16.7%
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
Performance on the OMDAC-SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised the four option years, which run through May 2018. On April 27, 2018, we received notice of a modification to, among other things, extend the contract through November 30, 2018. The U.S. government has stated that its anticipated timeline for the re-competition award is for the solicitation to be released in February 2019 and performance to commence sometime in 2019.
The APS-5 Kuwait contract commenced in April 2010 and ran through April 7, 2017.
Backlog
Total backlog includes remaining performance obligations, also referred to as funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) and represents firm orders and potential options on multi-year contracts. Total backlog excludes potential orders under IDIQ contracts. Backlog also excludes contracts awarded to Vectrus that are being protested by competitors with the GAO or in the U.S. Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one year (or less) option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
For the three months ended March 30, 2018, total backlog increased by $373.3 million, of which $281.0 million related to our acquisition of SENTEL. As of March 30, 2018, total backlog (funded and unfunded) was $3.3 billion.

	March 30,	December 31,
(In millions)	2018	2017
Funded backlog	$723	$719
Unfunded backlog	2,583	2,214
Total backlog	$3,306	$2,933
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $235.3 million during the three months ended March 30, 2018, which was a decrease of $289.5 million compared to the three months ended March 31, 2017 due to the timing of funded orders for some of our contracts.
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
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 and the matters identified under the caption “Forward-Looking Information" herein.
DISCUSSION OF FINANCIAL RESULTS
Three months ended March 30, 2018, compared to three months ended March 31, 2017
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	March 30, 2018	March 31, 2017	$	%
Revenue	$320,516	$290,063	$30,453	10.5%
Cost of revenue	294,050	264,701	29,349	11.1%
% of revenue	91.7%	91.3%
Selling, general and administrative	17,795	13,713	4,082	29.8%
% of revenue	5.6%	4.7%
Operating income	8,671	11,649	(2,978)	(25.6)%
Operating margin	2.7%	4.0%
Interest (expense) income, net	(1,164)	(1,134)	30	2.6%
Income before taxes	7,507	10,515	(3,008)	(28.6)%
% of revenue	2.3%	3.6%
Income tax expense	1,396	3,847	(2,451)	(63.7)%
Effective income tax rate	18.6%	36.6%
Net Income	$6,111	$6,668	$(557)	(8.4)%
Revenue
Revenue for the three months ended March 30, 2018, was $320.5 million, an increase of $30.5 million, or 10.5%, as compared to the three months ended March 31, 2017. The increase in revenue was attributable to increased activity from our U.S. programs of $33.8 million, of which $23.1 million related to our acquisition of SENTEL, and from our European programs of $10.7 million, partially offset by a decrease of $14.0 million from our Middle East programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 91.7% compared to 91.3% for the three months ended March 30, 2018 and the three months ended March 31, 2017, respectively. The increase in cost of revenue of $29.3 million, or 11.1%, for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was primarily due to increased revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the three months ended March 30, 2018, SG&A expenses of $17.8 million increased by $4.1 million, or 29.8%, as compared to $13.7 million for the three months ended March 31, 2017 due to the addition of SENTEL's SG&A expenses of $1.5 million, increased sales and marketing expenses of $1.4 million and one-time acquisition and integration costs related to the SENTEL acquisition of $1.2 million.

Operating Income
Operating income for the three months ended March 30, 2018 decreased by $3.0 million, or 25.6%, as compared to the three months ended March 31, 2017. This decrease was primarily due to a decrease of $2.2 million from our Middle East programs and $1.2 million from our U.S. programs offset by higher operating income of $0.4 million from our European programs.
Operating income as a percentage of revenue was 2.7% for the three months ended March 30, 2018, compared to 4.0% for the three months ended March 31, 2017.
Aggregate cumulative catch-up adjustments for the three months ended March 30, 2018 and the three months ended March 31, 2017 increased operating income by $2.8 million and $2.7 million, respectively. The aggregate cumulative catch-up adjustments for the three months ended March 30, 2018 related to higher margins associated with labor-related items and management of contract staffing. The aggregate cumulative catch-up adjustments for the three months ended March 31, 2017 related to approved contract extensions with higher margins associated with labor-related items and management of contract staffing, offset by higher subcontractor costs. The gross aggregate effects of these favorable and unfavorable changes in estimates in March 30, 2018 and March 31, 2017 were $4.1 million and $3.5 million favorable to operating income, respectively, and $1.3 million and $0.8 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended March 30, 2018 and March 31, 2017 was as follows:

	Three Months Ended		Change
(In thousands, except for percentages)	March 30, 2018	March 31, 2017	$	%
Interest income	$17	$7	$10	145.8%
Interest expense	(1,181)	(1,141)	(40)	(3.6)%
Interest (expense) income, net	$(1,164)	$(1,134)	$(30)	(2.7)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk.
Income Tax Expense
We recorded income tax expense of $1.4 million and $3.8 million for the three months ended March 30, 2018 and March 31, 2017, respectively, which represented effective income tax rates of 18.6% and 36.6%, respectively. This lower effective income tax rate is a result of the Tax Act and the impact of one-time discretionary items. Management believes the effective income tax rate will increase to approximately 22% for the balance of 2018.
Following the passage of the Tax Act, the SEC released SAB 118 to provide guidance for companies that had not completed accounting for the income tax effects of the Tax Act prior to the release of their financial reports.  We will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017 and we will continue to refine such amounts within the measurement period provided by SAB 118. We expect to complete our analysis no later than December 31, 2018.  For interim period financial reports, any estimated impacts of the Tax Act will be included in the calculation of our annualized effective tax rate.
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
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $17.5 million of our total $28.7 million in cash at March 30, 2018 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at March 30, 2018. At March 30, 2018, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability under the Amended Revolver to $109.8 million.
Dividends
We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. As of March 30, 2018, the maximum amount of dividends we could pay was $10.0 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 68 and 54 days as of March 30, 2018 and December 31, 2017, respectively. The impact of ASC Topic 606 on our receivables (refer to Note 3, "Revenue") and the timing of payments received from our customers contributed to a higher DSO as of March 30, 2018.
The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

(In thousands)	March 30, 2018	March 31, 2017
Operating activities	$(11,637)	$9,914
Investing activities	(37,283)	(24)
Financing activities	(476)	(4,027)
Foreign exchange[1]	690	175
Net change in cash	$(48,706)	$6,038
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash used in operating activities for the three months ended March 30, 2018 consisted of net income of $6.1 million, increased by non-cash items of $2.4 million offset by unfavorable net working capital changes of $20.1 million primarily due to the timing of cash collections, as reflected in our increase in receivables as of March 30, 2018.

Net cash provided by operating activities during the three months ended March 31, 2017 consisted of net income of $6.7 million, increased by non-cash items of $1.7 million and favorable net working capital changes of $1.5 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable, and compensation and other employee benefits.
Net cash used in investing activities for the three months ended March 30, 2018 consisted of $37.2 million for the acquisition of SENTEL and $0.1 million of capital expenditures for the purchase of hardware and software related to ongoing operations. Net cash used in investing activities during the three months ended March 31, 2017 consisted of capital expenditures of less than $0.1 million for the purchase of hardware and software related to ongoing operations.
Net cash used in financing activities during the three months ended March 30, 2018 consisted of repayments of long-term debt of $1.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million, offset by $1.3 million in cash received from the exercise of stock options. During the three months ended March 30, 2018, we borrowed and repaid a total of $31.0 million from the Revolver to meet short-term working capital requirements and to fund a portion of the purchase price for the acquisition of SENTEL.
Net cash used in financing activities for the three months ended March 31, 2017 was comprised of repayments of long-term debt of $3.5 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.6 million, offset by $0.1 million in cash received from the exercise of stock options. During the three months ended March 31, 2017, we borrowed and repaid a total of $18.0 million from the Revolver to meet short-term working capital requirements.
Capital Resources
At March 30, 2018, we held cash of $28.7 million, which included $17.5 million held by foreign subsidiaries, and had $109.8 million of available borrowing capacity under the Amended Revolver which expires on November 15, 2022. We believe that our cash at March 30, 2018, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the three months ended March 30, 2018, we paid a $1.0 million quarterly installment payment on the Amended Term Loan. With the acquisition of SENTEL, we assumed some contractual obligations, primarily consisting of operating building leases with remaining lease commitments of $4.3 million.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At March 30, 2018, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability under the Amended Revolver to $109.8 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At March 30, 2018, we had no material off-balance sheet arrangements other than operating leases.
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
Beginning January 1, 2018, we adopted ASC Topic 606. Refer to Note 3, "Revenue" for further discussion regarding the impact of this adoption. There have been no other material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements
Refer to Part I, Item 1, Note 2 "Recent Accounting Pronouncements" in the notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; protests of new awards; our recent acquisition of SENTEL and its integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; subcontractor performance; economic and capital markets conditions; our ability to retain and recruit qualified personnel; security breaches and other disruptions to our information technology and operations; changes in our tax provisions or exposure to additional income tax liabilities and other risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles; and other factors described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at March 30, 2018.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.8 million change in our annual cash interest expenses. Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
As of March 30, 2018, our interest rate swap agreements totaled $46.8 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of March 30, 2018, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $5.9 million. The net fair value of these contracts at March 30, 2018 was an asset of $0.2 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of March 30, 2018, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we implemented ASC Topic 606. In connection with its adoption, we implemented changes to our processes and control activities related to revenue recognition. These changes included updating policies to reflect the five-step model, contract review requirements, and disclosure requirements. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 23, 2018, we completed our acquisition of SENTEL. We are in the process of integrating SENTEL’s operations with our operations, including integration of financial reporting processes and procedures and internal controls over financial reporting. In the course of integrating SENTEL’s financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financial reporting and will disclose any such changes, if material, as required by the rules of the SEC. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
We are defending a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. We filed a petition for certiorari with the U.S. Supreme Court on the class certification decision in March 2017. On October 2, 2017, the U.S. Supreme Court denied certiorari. While Vectrus continues to vigorously defend the lawsuit, the parties are in the process of negotiating a settlement, the terms of which are expected to be submitted to the District Court by May 11, 2018 for its review and initial approval. The proposed settlement, if initially approved by the District Court, will require notice to be issued to class members and an opportunity for class members to object to the settlement. Final approval by the District Court will not occur until all requirements, including an anticipated fairness hearing, have been met.
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
Refer to Note 13 "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1
Stock Purchase Agreement, dated as of January 23, 2018, among Vectrus Systems Corporation, SENTEL Corporation, R&R Enterprises, Inc. and Russell T. Wright (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on January 23, 2018)

10.2
Deagle Employment Letter, dated March 13, 2017, between Vectrus, Inc. and Susan L. Deagle (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018) *

10.3
Leonard Employment Letter, dated March 9, 2017, between Vectrus, Inc. and Kevin A. Leonard (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018) *

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
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
Date: May 8, 2018