Form 10-Q
period 2018-06-29
Vectrus, Inc.
filed 2018-08-07
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of August 1, 2018, there were 11,247,722 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenue	$321,132	$259,318	$641,649	$549,380
Cost of revenue	292,064	233,583	586,114	498,283
Selling, general and administrative expenses	16,070	16,531	33,865	30,244
Operating income	12,998	9,204	21,670	20,853
Interest (expense) income, net	(1,140)	(1,070)	(2,305)	(2,204)
Income from operations before income taxes	11,858	8,134	19,365	18,649
Income tax expense	2,663	2,673	4,058	6,520
Net income	$9,195	$5,461	$15,307	$12,129

Earnings per share
Basic	$0.82	$0.50	$1.37	$1.11
Diluted	$0.81	$0.49	$1.35	$1.09
Weighted average common shares outstanding - basic	11,235	10,987	11,191	10,948
Weighted average common shares outstanding - diluted	11,383	11,191	11,351	11,132
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2018	2017	2018	2017
Net income	$9,195	$5,461	$15,307	$12,129
Other comprehensive income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swap	360	(28)	881	95
Net change in fair value of foreign currency forward contracts	(156)	—	(161)	—
Net gain reclassified to interest expense	—	(1)	(1)	—
Tax (expense) benefit	(77)	10	(190)	(34)
Net change in derivative instruments	127	(19)	529	61
Foreign currency translation adjustments, net of tax	(1,388)	1,704	(900)	1,831
Other comprehensive (loss) income, net of tax	(1,261)	1,685	(371)	1,892
Total comprehensive income	$7,934	$7,146	$14,936	$14,021
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 31,
(In thousands, except share information)	2018	2017
Assets	(unaudited)
Current assets
Cash	$40,958	$77,453
Receivables	217,071	174,995
Costs incurred in excess of billings	—	12,751
Other current assets	10,489	6,747
Total current assets	268,518	271,946
Property, plant, and equipment, net	5,087	3,733
Goodwill	235,180	216,930
Intangible assets, net	9,687	121
Other non-current assets	4,493	2,821
Total non-current assets	254,447	223,605
Total Assets	$522,965	$495,551
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$126,785	$115,899
Billings in excess of costs	—	3,766
Compensation and other employee benefits	39,838	39,304
Short-term debt	4,000	4,000
Other accrued liabilities	24,837	19,209
Total current liabilities	195,460	182,178
Long-term debt, net	71,424	73,211
Deferred tax liability	54,088	55,329
Other non-current liabilities	1,433	1,461
Total non-current liabilities	126,945	130,001
Total liabilities	322,405	312,179
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,247,722 and 11,120,528 shares issued and outstanding	112	111
Additional paid in capital	69,855	67,526
Retained earnings	132,644	117,415
Accumulated other comprehensive loss	(2,051)	(1,680)
Total shareholders' equity	200,560	183,372
Total Liabilities and Shareholders' Equity	$522,965	$495,551
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 29,	June 30,
(In thousands)	2018	2017
Operating activities
Net income	$15,307	$12,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,624	794
Loss on disposal of property, plant, and equipment	51	—
Stock-based compensation	2,521	2,995
Amortization of debt issuance costs	213	381
Changes in assets and liabilities:
Receivables	(8,820)	8,791
Other assets	(4,518)	(640)
Accounts payable	693	(14,793)
Billings in excess of costs	—	1,286
Deferred taxes	(1,274)	(4,553)
Compensation and other employee benefits	(1,950)	(1,411)
Other liabilities	325	757
Net cash provided by operating activities	4,172	5,736
Investing activities
Purchases of capital assets	(764)	(364)
Acquisition of business, net of cash acquired	(37,210)	—
Net cash used in investing activities	(37,974)	(364)
Financing activities
Repayments of long-term debt	(2,000)	(7,000)
Proceeds from revolver	55,000	18,000
Repayments of revolver	(55,000)	(18,000)
Proceeds from exercise of stock options	1,358	1,886
Payments of employee withholding taxes on share-based compensation	(803)	(612)
Net cash used in financing activities	(1,445)	(5,726)
Exchange rate effect on cash	(1,248)	2,192
Net change in cash	(36,495)	1,838
Cash-beginning of year	77,453	47,651
Cash-end of period	$40,958	$49,489
Supplemental disclosure of cash flow information:
Interest paid	$2,119	$2,021
Income taxes paid	$7,891	$2,629
Non-cash investing activities:
Purchase of capital assets on account	$481	$344
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
On January 23, 2018, we acquired 100% of the outstanding common stock of SENTEL Corporation (SENTEL), a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The consolidated results of operations for the three and six months ended June 29, 2018 contained herein includes SENTEL results beginning on the acquisition date of January 23, 2018. Refer to Note 4, "SENTEL Acquisition" for additional information regarding the acquisition of SENTEL.

Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation in May 2015.
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now Aptim Federal Services, LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the Condensed Consolidated Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Condensed Consolidated Statements of Cash Flows. Any remaining cash distribution is recorded in changes to other assets in the Condensed Consolidated Statements of Cash Flows. As of June 29, 2018 and December 31, 2017, our investment balance in HDSS was $2.3 million and $1.7 million, respectively.
Summary of Significant Accounting Policies
Principles of Consolidation
Vectrus consolidates companies in which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.

Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (June 29, 2018 for the second quarter of 2018 and June 30, 2017 for the second quarter of 2017), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the six months ended June 29, 2018 and June 30, 2017, we had total revenue of $641.6 million and $549.4 million, respectively, all of which was derived from U.S. government customers. For the six months ended June 29, 2018 and June 30, 2017, we generated approximately 74% and 85%, respectively, of our total revenue from the U.S. Army.
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
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. We have begun analyzing our operating lease agreements, and management anticipates our assets and liabilities will increase proportionally after the adoption of ASU 2016-02. As of June 29, 2018, there are approximately $16 million in future minimum rental payments for operating leases that are not currently on our balance sheet.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of ASU 2017-04 is permitted on goodwill impairment tests performed after January 1, 2017. ASU 2017-04 should be applied on a prospective basis. We are evaluating the impact of adopting ASU 2017-04; however, the standard is not expected to have a material impact on our consolidated financial statements.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), in December 2017. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of SAB 118, which was effective immediately. The SEC issued SAB

118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act is incomplete by the due date of the financial statements and requires disclosure of a reasonable estimate, if possible. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we believe that we have determined reasonable estimates for those effects and have recorded provisional amounts in our Condensed Consolidated Financial Statements as of June 29, 2018 and December 31, 2017. Refer to Note 5, "Income Taxes" for further discussion of our income taxes.
Other new pronouncements issued but not effective until after June 29, 2018 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
REVENUE
Performance Obligations
We adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method with an unfavorable cumulative-effect adjustment of $0.1 million to opening retained earnings. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract. As a result, when these integrated set of tasks exist the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate contracts when the option or IDIQ task order is exercised or awarded.

Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue. Determining progress on performance obligations requires us to make judgments that affect the timing of revenue recognition.

Remaining performance obligations represent firm orders for which funding is contractually obligated by the customer and excludes potential orders under IDIQ contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year (or less) option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. We expect to recognize a substantial portion of our performance obligations as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience or for cause. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.

Remaining performance obligations increased by $256.0 million as of June 29, 2018 as compared to December 31, 2017. We expect to recognize approximately 61% of the remaining performance obligations as of June 29, 2018 as revenue in 2018, and the remaining 39% during 2019. Remaining performance obligations as of June 29, 2018 and December 31, 2017 are presented in the following table:

	June 29,	December 31,
(In millions)	2018	2017
Performance Obligations	$975	$719

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract estimates regularly. We recognize adjustments in estimated profit on executed contracts cumulatively. The impact of the adjustments on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

Contracts are often modified to account for changes in contract specifications and requirements. If the modification either creates new enforceable rights and obligations or changes the existing enforceable rights and obligations, the modification will be treated as a separate contract. Historically, our contract modifications have not been distinct from the existing contract and have been accounted for as if they were part of that existing contract. The effect of a contract modification that either creates new enforceable rights and obligations or changes the existing enforceable rights and obligations on the transaction price, and our measure of progress for the performance obligation to which it relates, are recognized as an adjustment to revenue (either as an increase or decrease of revenue) on a cumulative basis.

The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three and six months ended June 29, 2018 and June 30, 2017 are presented in the following table:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2018	2017	2018	2017
Favorable adjustments	$6,282	$4,783	$10,435	$8,325
Unfavorable adjustments	(2,573)	(2,584)	(3,884)	(3,407)
Net favorable adjustments	$3,709	$2,199	$6,551	$4,918

For the three and six months ended June 29, 2018, the net favorable adjustment to operating income increased revenue by $3.3 million and $6.6 million, respectively. For the three and six months ended June 30, 2017, the net favorable adjustment to operating income increased revenue by $2.3 million and $4.7 million, respectively.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract. On a cost-plus type contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers. On cost-plus type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost. On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically, these costs do not bear fees.

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

The following tables present our revenue disaggregated by different categories. Revenue by contract type for the three and six months ended June 29, 2018 and June 30, 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2018	2017	2018	2017
Cost-plus and cost-reimbursable ¹	$242,742	$196,086	$472,951	$414,341
Firm-fixed-price	78,390	63,232	168,698	135,039
Total revenue	$321,132	$259,318	$641,649	$549,380

¹ Includes time and material contracts

Revenue by geographic region in which the contract is performed for the three months ended June 29, 2018 and June 30, 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2018	2017	2018	2017
Middle East	$219,218	$208,801	$439,098	$442,708
United States	74,847	36,324	148,636	76,334
Europe	27,067	14,193	53,915	30,338
Total revenue	$321,132	$259,318	$641,649	$549,380

Revenue by contract relationship for the three and six months ended June 29, 2018 and June 30, 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2018	2017	2018	2017
Prime contractor	$301,088	$251,990	$602,116	$537,040
Subcontractor	20,044	7,328	39,533	12,340
Total revenue	$321,132	$259,318	$641,649	$549,380

Revenue by customer for the three and six months ended June 29, 2018 and June 30, 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2018	2017	2018	2017
Army	$238,381	$216,554	$476,228	$468,693
Air Force	60,420	37,509	125,676	70,499
Navy	9,987	5,255	18,344	10,188
Other	12,344	—	21,401	—
Total revenue	$321,132	$259,318	$641,649	$549,380

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

For each of the three and six months ended June 29, 2018, we recognized $0.9 million in revenue from performance obligations that were satisfied in prior periods. Cumulative adjustments resulted from a change in transaction price related to variable consideration that was constrained in prior periods.

As of June 29, 2018, we had contract assets of $177.8 million. Refer to Note 7, "Receivables" for additional information regarding the composition of our receivables balances. As of June 29, 2018, our contract liabilities were insignificant.

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

We determined that certain incentive bonuses met the criteria of incremental costs of acquiring contracts. We capitalize these bonuses and amortize them over the terms of the related contracts, including the base year and any subsequent anticipated option years. As of June 29, 2018, we have capitalized $0.2 million and recognized less than $0.1 million of expense related to certain incentive bonuses for the three and six months ended June 29, 2018.

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

The following table reflects the balances of financial statement line items under the new ASC Topic 606 revenue recognition guidance compared to the former ASC Topic 605 revenue guidance for the six months ended June 29, 2018:

	Six Months Ended
	June 29, 2018
	New Guidance	Former Guidance
(In thousands)	ASC Topic 606	ASC Topic 605
Revenue	$641,649	$641,570
Cost of revenue	$586,114	$578,606
Selling, general and administrative expenses	$33,865	$33,865
Operating income	$21,670	$29,099
NOTE 4
SENTEL ACQUISITION
On January 23, 2018, we acquired 100% of the outstanding common stock of SENTEL. In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Condensed Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e., intangibles related to contractual relationships) were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

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

A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(in thousands)	Allocation of Purchase Price
Receivables	$23,180
Property, plant and equipment	851
Goodwill	18,250
Intangible assets	10,500
Other current assets	975
Accounts payable	(10,012)
Other current liabilities	(5,979)
Other non-current liabilities	(555)
Preliminary purchase price, net of cash acquired	$37,210

We are still in the process of reviewing the details related to the amounts allocated to receivables, property, plant and equipment, intangible assets, and accounts payable. In the second quarter of 2018, goodwill was increased by $3.9 million to reflect the elimination of a deferred tax asset established in our initial allocation of the purchase price. The amount paid related to the working capital requirement was based on an estimate at the closing of the acquisition. Any differences between the estimate and the actual amount at closing will be settled subsequent to June 29, 2018. Adjustments, if any, to the initial purchase accounting for the acquired net assets will be completed prior to the end of the first quarter of 2019, as we obtain additional information regarding facts and circumstances that existed as of the acquisition date.

We recognized two intangible assets related to customer contracts, the backlog and the contract re-competes arising from the acquisition. The fair value of the backlog was $6.5 million and the fair value of the contract re-competes was $4.0 million with an amortization period of 4.0 years and 8.0 years, respectively. The weighted-average remaining useful life of these two intangible assets is 5.1 years. During the three and six months ended June 29, 2018, we recorded amortization expense of $0.5 million and $0.9 million, respectively. The amortization expense is included in cost of revenue in our Condensed Consolidated Statements of Income.

Additionally, we recognized goodwill of $18.3 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering in the converging physical and digital infrastructure market, and enhancing our information technology, technical solutions and logistics capabilities, while expanding our client base to customers in the U.S. intelligence community. The goodwill recognized for the SENTEL acquisition is fully deductible for income tax purposes.

Through June 29, 2018, we have recorded acquisition-related costs of $0.8 million, which are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income. We do not believe that any additional fees related to the acquisition will be significant. These costs do not reflect any one-time other internal non-recurring integration costs.

SENTEL’s results of operations have been included in our Condensed Consolidated Statements of Income for the period subsequent to the acquisition on January 23, 2018. For the three and six months ended June 29, 2018, SENTEL contributed $30.2 million and $53.3 million of revenue, respectively, and an insignificant amount of income from operations before income taxes. For the three and six months ended June 30, 2017, SENTEL recognized revenue of $25.6 million and $54.7 million, respectively. Income from operations before income taxes for SENTEL was insignificant during the same prior year periods.
NOTE 5
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three and six months ended June 29, 2018, we recorded income tax provisions of $2.7 million and $4.1 million associated with income from operations before income taxes, compared to income tax provisions of $2.7 million and $6.5 million for the three and six months ended June 30, 2017, representing effective income tax rates of 22.5% and 21.0%, respectively, for the 2018 periods and 32.9% and 35.0%, respectively, for the 2017 periods. The lower effective tax rate for the 2018 periods are a result of the Tax Act enacted on December 22, 2017, and the impact of one-time discretionary items. The effective income tax rates vary from the federal statutory rate of 21.0% due to state taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
As the result of the passage of the Tax Act, the SEC released SAB 118 to provide guidance for companies that had not completed accounting for the income tax effects of the Tax Act prior to the release of their financial reports. We will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of June 29, 2018 and December 31, 2017, and we will continue to refine such amounts within the measurement period provided by SAB 118. We consider the accounting for executive compensation and the impact of the Tax Act on our state income tax expense to be incomplete due to forthcoming guidance. We expect to complete our analysis no later than December 31, 2018.  For interim period financial reports any estimated impacts of the Tax Act will be included in the calculation of our annualized effective tax rate.
Uncertain Tax Provisions
As of June 29, 2018 and December 31, 2017, there were no unrecognized tax benefits from uncertain tax positions.

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$9,195	$5,461	$15,307	$12,129

Weighted average common shares outstanding	11,235	10,987	11,191	10,948
Add: Dilutive impact of stock options	68	78	72	60
Add: Dilutive impact of restricted stock units	80	126	88	124
Diluted weighted average common shares outstanding	11,383	11,191	11,351	11,132

Earnings per share
Basic	$0.82	$0.50	$1.37	$1.11
Diluted	$0.81	$0.49	$1.35	$1.09

The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2018	2017	2018	2017
Anti-dilutive stock options	1	13	1	22
Anti-dilutive restricted stock units	—	—	—	1
Total	1	13	1	23
NOTE 7
RECEIVABLES
Receivables were comprised of the following:

	June 29,	December 31,
(In thousands)	2018	2017
Billed receivables	$35,993	$50,595
Unbilled receivables (contract assets)	177,841	121,601
Other	3,237	2,799
Total receivables	$217,071	$174,995
As of June 29, 2018 and December 31, 2017, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $3.2 million of our unbilled receivables as of June 29, 2018 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.

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
We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. We also used $1.8 million from the Amended Term Loan to pay debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Amendment Agreement. Amortization expense relating to debt issuance costs on the Amendment Agreement was $0.1 million and $0.2 million for the three and six months ended June 29, 2018, respectively. Amortization expense relating to debt issuance costs on the Credit Agreement was $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. All debt issuance costs are included in interest (expense) income, net in the Condensed Consolidated Statements of Income.

The Amended Term Loan amortizes in an amount equal to $1.0 million per quarter for the calendar quarters ending December 31, 2017 through September 30, 2019, $1.5 million per quarter for the calendar quarters ending December 31, 2019 through September 30, 2020, $2.0 million per quarter for the calendar quarters ending December 31, 2020 through September 30, 2021, $2.6 million for the calendar quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of June 29, 2018, the balance outstanding under the Amended Term Loan was $77.0 million.

The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022. As of June 29, 2018, there were six letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability to $109.8 million under the Amended Revolver.

The Company's aggregate scheduled maturities of the Amended Term Loan as of June 29, 2018, are as follows:

(In thousands)	Payments due
2018	$2,000
2019	4,500
2020	6,500
2021	8,600
2022	55,400
Total	$77,000

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

Covenants. The Amended Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of June 29, 2018, the maximum amount of dividends we could pay was $10.0 million. For further discussion on dividends, please refer to "Liquidity and Capital Resources - Dividends" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of June 29, 2018, we had a ratio of total consolidated indebtedness to EBITDA of 1.44 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 11.04 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of June 29, 2018.

Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at June 29, 2018 was 4.10%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Amended Credit Facilities approximates the carrying value as of June 29, 2018 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Amended Term Loan on the Condensed Consolidated Balance Sheets as of June 29, 2018 were as follows:

	June 29, 2018
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,000	$4,000
Long-term debt	73,000	73,000
Total debt	77,000	$77,000
Debt financing fees	(1,576)
Total debt with debt financing fees	$75,424
Carrying values and fair values of the Amended Term Loan on the Condensed Consolidated Balance Sheets as of December 31, 2017 were as follows:

	December 31, 2017
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,000	$4,000
Long-term debt	75,000	75,000
Total debt	79,000	$79,000
Debt financing fees	(1,789)
Total debt with debt financing fees	$77,211

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
In December 2017, we terminated our former derivative instruments and entered into a new derivative instrument to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Amended Term Loan (the interest rate swaps). In February 2018 and April 2018, we entered into additional derivative instruments to further hedge our exposure to interest rate risk under the variable-rate portion of the Amended Term Loan. The interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with notional amounts totaling $57.9 million at June 29, 2018, are recorded at fair value.
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
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of June 29, 2018:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$30
Interest rate swap designated as cash flow hedge	Other non-current assets	$784
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
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into interest rate swaps with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of June 29, 2018, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

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
Counterparty default risk is considered low because the forward contracts that we entered into, beginning in November 2017, are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of June 29, 2018.

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
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of June 29, 2018:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$109
Foreign currency forward designated as cash flow hedge	Other non-current liabilities	$52
We recognized a $(0.2) million and $(0.1) million loss from foreign currency derivative instruments within selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three and six months ended June 29, 2018, respectively. We also reported $0.1 million in other current liabilities in the Condensed Consolidated Balance Sheets as of June 29, 2018.
The notional amounts of outstanding foreign currency forward contracts shown below report the total U.S. dollar equivalent position of all contracts for each foreign currency position as of June 29, 2018.

(In thousands)	Notional	Fair Value
Euro	$8,834	$(234)

Latest maturity date	December 2019
NOTE 10
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following:

(In thousands)	June 29, 2018	December 31, 2017
Accrued salaries and wages	$18,611	$21,879
Accrued bonus	3,185	4,210
Accrued employee benefits	18,042	13,215
Total	$39,838	$39,304

Other accrued liabilities
Other accrued liabilities were comprised of the following:

(In thousands)	June 29, 2018	December 31, 2017
Workers' compensation, auto and general liability reserve	$4,474	$4,615
Contract related reserves	10,029	7,426
Other accrued liabilities	10,334	7,168
Total	$24,837	$19,209
NOTE 11
POST EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, with the addition of SENTEL, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $1.2 million and $2.8 million for the three and six months ended June 29, 2018, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of both June 29, 2018 and December 31, 2017, we had accrued $0.1 million of contributions under the Excess Savings Plan.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Compensation costs for equity-based awards	$908	$563	$1,775	$1,546
Compensation costs for liability-based awards	198	1,345	746	1,449
Total compensation costs, pre-tax	$1,106	$1,908	$2,521	$2,995
Future tax benefit	$239	$679	$545	$1,065
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of June 29, 2018, total unrecognized compensation costs related to equity-based awards and liability-based awards were $5.9 million and $2.6 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.06 years and 2.10 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the six months ended June 29, 2018:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	325	$22.74	221	$23.58
Granted	—	—	159	$33.19
Exercised	(61)	$22.12	—	—
Vested	—	—	(100)	$24.78
Forfeited or expired	(2)	$20.62	(8)	$23.32
Outstanding at June 29, 2018	262	$22.89	272	$28.76

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

Total Shareholder Return Awards

TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the six months ended June 29, 2018, we granted 2018 TSR awards with aggregate target TSR value of $2.2 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 13
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $6.9 million and $5.8 million as of June 29, 2018 and December 31, 2017, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
Legal Proceedings
We are defending a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Although we continue to dispute liability, the parties have negotiated a proposed settlement, the terms of which received preliminary approval by the District Court on May 22, 2018. Final approval by the District Court is not expected until all requirements have been met, including a fairness hearing currently scheduled for October 16, 2018.
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
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the six months ended June 29, 2018 and June 30, 2017, we had total revenue of $641.6 million and $549.4 million, respectively, all of which was derived from U.S. government customers. For the six months ended June 29, 2018 and June 30, 2017, we generated approximately 74% and 85%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $61.8 million, or 23.8%, for the three months ended June 29, 2018 compared to the three months ended June 30, 2017. The increase in revenue was attributable to increased activity from our U.S. programs of $38.5 million, of which $30.2 million related to our acquisition of SENTEL, from our European programs of $12.9 million, and from our Middle East programs of $10.4 million.
Operating income for the three months ended June 29, 2018, was $13.0 million, an increase of $3.8 million, or 41.2%, compared to the three months ended June 30, 2017. This increase was primarily due to an increase of $2.4 million from our Middle East programs, $1.2 million from our U.S. programs and $0.2 million from our European programs.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using a cumulative adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative adjustments due to aggregate changes in contact estimates increased operating income by $3.7 million and $2.2 million for the three months ended June 29, 2018 and June 30, 2017, respectively. Cumulative adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
The adoption of ASC Topic 606 had the most significant impact to our accounting for firm-fixed-price contracts. Under ASC Topic 606 guidance, our firm-fixed-price contracts recognize revenue over time with the continuous transfer of services to the customer, using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to reflect progress. Adjustments in estimated costs at completion were previously recorded as costs incurred in excess of billings or billings in excess of costs on the Condensed Consolidated Balance Sheets. Adjustments in contract estimates for firm-fixed-price contracts are now recorded as unbilled receivables. This change will result in more variability to revenue from period to period. Despite this variability, a firm-fixed-price contract’s cash flows and overall profitability at contract completion are the same.

Further details related to our financial results for the three and six months ended June 29, 2018, compared to the three and six months ended June 30, 2017, are contained in the "Discussion of Financial Results" section.

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
On January 23, 2018, we acquired SENTEL, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advances our strategy to be a leader in the converging physical and digital infrastructure market and enhances our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers also include the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. Headquartered in Alexandria, Virginia, and founded in 1986, SENTEL has approximately 700 employees. For the fiscal year ended September 30, 2017, SENTEL generated revenue of $107 million. The total consideration paid for the acquisition, net of cash acquired, was $37.2 million, consisting of the purchase price of $36.0 million and $1.2 million in excess of the working capital requirement agreed upon in the Stock Purchase Agreement. The amount paid related to the working capital requirement was based on an estimate at the closing of the acquisition. Any differences between the estimate and the actual amount at closing will be settled subsequent to June 29, 2018. The acquisition was funded by utilizing cash on hand and available capacity from our existing Amended Revolver (refer to Note 4 "SENTEL Acquisition" for additional information related to our acquisition of SENTEL).
The K-BOSSS contract commenced in November 2010 and currently is exercised through December 28, 2018. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services, including forms, publications, and reproductive services; U.S. Army postal operations; operations; logistics; information management; public works; environmental services; medical administrative support; installation services; security services; fire services; and emergency services. The K-BOSSS contract extension was from March 29, 2017 to March 28, 2018, with an evaluated nine-month option of March 29, 2018 through December 28, 2018, which has been exercised, and an evaluated three-month option of December 29, 2018 through March 28, 2019. The right to exercise an option period is at the sole discretion of the U.S. government. The K-BOSSS contract will be re-competed as a task order under the LOGCAP V contract vehicle. The U.S. government has stated that its anticipated timeline for the LOGCAP V award announcement is December 2018. If Vectrus is unsuccessful securing a position on LOGCAP V, it could restrict our ability to pursue future bids with our Army client. The K-BOSSS contract contributed $258 million of revenue during the six months ended June 29, 2018 and $476 million of revenue during the year ended December 31, 2017.
Information regarding certain significant contracts is discussed in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the six months ended June 29, 2018 and June 30, 2017:

	% of Total Revenue
	Six Months Ended
Contract Name	June 29, 2018	June 30, 2017
Kuwait Base Operations and Security Support Services (K-BOSSS)	40.3%	41.5%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	14.0%	14.6%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	—%	10.9%
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
Performance on the OMDAC-SWACA contract commenced in July 2013 with a base period of 11 months and four option years. The U.S. government has exercised the four option years, which ran through May 2018. On April 27, 2018, we received notice of a modification to, among other things, extend the contract through November 30, 2018. The U.S. government has stated that its anticipated timeline for the re-competition award is for the solicitation to be released in February 2019 and performance to commence sometime in 2019.
The APS-5 Kuwait contract commenced in April 2010 and ran through April 7, 2017.
Backlog
Total backlog includes remaining performance obligations, consisting of funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer, and unexercised contract options). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the GAO or in the U.S. Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year (or less) option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
For the six months ended June 29, 2018, total backlog increased by $344.8 million, of which $305.0 million related to our acquisition of SENTEL. As of June 29, 2018, total backlog (funded and unfunded) was $3.3 billion as set forth in the following table:

	June 29,	December 31,
(In millions)	2018	2017
Funded backlog	$951	$719
Unfunded backlog	2,326	2,214
Total backlog	$3,277	$2,933
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $784.7 million during the six months ended June 29, 2018, which was an increase of $11.3 million compared to the six months ended June 30, 2017 due to the timing of funded orders for some of our contracts.
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
DISCUSSION OF FINANCIAL RESULTS
Three months ended June 29, 2018, compared to three months ended June 30, 2017
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	June 29, 2018	June 30, 2017	$	%
Revenue	$321,132	$259,318	$61,814	23.8%
Cost of revenue	292,064	233,583	58,481	25.0%
% of revenue	90.9%	90.1%
Selling, general and administrative	16,070	16,531	(461)	(2.8)%
% of revenue	5.0%	6.4%
Operating income	12,998	9,204	3,794	41.2%
Operating margin	4.0%	3.5%
Interest (expense) income, net	(1,140)	(1,070)	(70)	6.5%
Income before taxes	11,858	8,134	3,724	45.8%
% of revenue	3.7%	3.1%
Income tax expense	2,663	2,673	(10)	(0.4)%
Effective income tax rate	22.5%	32.9%
Net Income	$9,195	$5,461	$3,734	68.4%
Revenue
Revenue for the three months ended June 29, 2018, was $321.1 million, an increase of $61.8 million, or 23.8%, as compared to the three months ended June 30, 2017. The increase in revenue was attributable to increased activity from our U.S. programs of $38.5 million, of which $30.2 million related to our acquisition of SENTEL, and from our European programs of $12.9 million and from our Middle East programs of $10.4 million.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.9% compared to 90.1% for the three months ended June 29, 2018 and the three months ended June 30, 2017, respectively. The increase in cost of revenue of $58.5 million, or 25.0%, for the three months ended June 29, 2018, as compared to the three months ended June 30, 2017, was primarily due to increased revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the three months ended June 29, 2018, SG&A expenses of $16.1 million decreased by $0.5 million, or 2.8%, as compared to the three months ended June 30, 2017 due to lower spending partially offset by the addition of SENTEL's SG&A expenses of $1.3 million, increased sales and marketing expenses of $0.7 million and one-time acquisition and integration costs related to the SENTEL acquisition of $0.5 million.

Operating Income
Operating income for the three months ended June 29, 2018 increased by $3.8 million, or 41.2% year-over-year, as compared to the three months ended June 30, 2017. This increase was primarily due to increases of $2.4 million from our Middle East programs, $1.2 million from our U.S. programs and $0.2 million from our European programs.
Operating income as a percentage of revenue was 4.0% for the three months ended June 29, 2018, compared to 3.5% for the three months ended June 30, 2017.
Aggregate cumulative adjustments increased operating income by $3.7 million and $2.2 million for the three months ended June 29, 2018 and June 30, 2017, respectively. The aggregate cumulative adjustments for the three months ended June 29, 2018 related to higher margins associated with labor-related items and management of contract staffing, partially offset by higher subcontractor costs and seasonal costs. The aggregate cumulative adjustments for the three months ended June 30, 2017 related to approved extensions with higher margins associated with labor-related items, management of contract staffing, and contract close out costs, offset by higher subcontractor costs.
The gross aggregate effects of these favorable and unfavorable changes in estimates in the three months ended June 29, 2018 and June 30, 2017 were $6.3 million and $4.8 million favorable to operating income, respectively, and $2.6 million and $2.6 million unfavorable to operating income, respectively.
Six months ended June 29, 2018, compared to six months ended June 30, 2017
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
(In thousands, except for percentages)	June 29, 2018	June 30, 2017	$	%
Revenue	$641,649	$549,380	$92,269	16.8%
Cost of revenue	586,114	498,283	87,831	17.6%
% of revenue	91.3%	90.7%
Selling, general and administrative	33,865	30,244	3,621	12.0%
% of revenue	5.3%	5.5%
Operating income	21,670	20,853	817	3.9%
Operating margin	3.4%	3.8%
Interest (expense) income, net	(2,305)	(2,204)	101	4.6%
Income before taxes	19,365	18,649	716	3.8%
% of revenue	3.0%	3.4%
Income tax expense	4,058	6,520	(2,462)	(37.8)%
Effective income tax rate	21.0%	35.0%
Net Income	$15,307	$12,129	$3,178	26.2%
Revenue
Revenue for the six months ended June 29, 2018 was $641.6 million, an increase of $92.3 million, or 16.8%, as compared to the six months ended June 30, 2017. The increase in revenue was attributable to increased activity from our U.S. programs of $72.3 million, of which $53.3 million related to our acquisition of SENTEL, and from our European programs of $23.6 million, partially offset by a decrease of $3.6 million from our Middle East programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 91.3% compared to 90.7% for the six months ended June 29, 2018 and the six months ended June 30, 2017, respectively. The increase in cost of revenue of $87.8 million, or 17.6%, for the six months ended June 29, 2018, as compared to the six months ended June 30, 2017, was primarily due to increased revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the six months ended June 29, 2018, SG&A expenses of $33.9 million increased by $3.6 million, or 12.0%, as compared to the six months ended June 30, 2017 due to the addition of SENTEL's SG&A expenses of $2.9 million, increased sales and marketing expenses of $2.1 million and one-time acquisition and integration costs related to the SENTEL acquisition of $1.7 million partially offset by lower third-party costs of $2.2 million and lower spending.

Operating Income
Operating income for the six months ended June 29, 2018 increased by $0.8 million, or 3.9% year-over-year, as compared to the six months ended June 30, 2017. This increase was primarily due to higher operating income of $0.6 million from our European programs and $0.2 million from our Middle East programs.
Operating income as a percentage of revenue was 3.4% for the six months ended June 29, 2018, compared to 3.8% for the six months ended June 30, 2017.
Aggregate cumulative adjustments for the six months ended June 29, 2018 and the six months ended June 30, 2017 increased operating income by $6.6 million and $4.9 million, respectively. The aggregate cumulative adjustments for the six months ended June 29, 2018 related to higher margins associated with labor-related items and management of contract staffing. The aggregate cumulative adjustments for the six months ended June 30, 2017 related to approved contract extensions with higher margins associated with labor-related items, management of contract staffing and contract close out costs, offset by higher subcontractor costs. The gross aggregate effects of these favorable and unfavorable changes in estimates in the six months ended June 29, 2018 and June 30, 2017 were $10.4 million and $8.3 million favorable to operating income, respectively, and $3.9 million and $3.4 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the three and six months ended June 29, 2018 and June 30, 2017 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
(In thousands, except for percentages)	June 29, 2018	June 30, 2017	$	%	June 29, 2018	June 30, 2017	$	%
Interest income	23	7	16	219%	39	14	25	182%
Interest expense	(1,163)	(1,077)	(86)	(8)%	(2,344)	(2,218)	(126)	(6)%
Interest (expense) income, net	(1,140)	(1,070)	(70)	(7)%	(2,305)	(2,204)	(101)	(5)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk.
Income Tax Expense
We recorded income tax expense of $2.7 million and $4.1 million, for the three and six months ended June 29, 2018, respectively, and $2.7 million and $6.5 million for the three and six months ended June 30, 2017, respectively, representing effective income tax rates of 22.5% and 21.0%, respectively, for the 2018 periods and 32.9% and 35.0%, respectively, for the 2017 periods. The lower effective income tax rates for the 2018 periods are a result of the Tax Act and the impact of one-time discretionary items. Management believes the effective income tax rate will increase to approximately 22% for the balance of 2018.
As a result of the passage of the Tax Act, the SEC released SAB 118 to provide guidance for companies that had not completed accounting for the income tax effects of the Tax Act prior to the release of their financial reports. We will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017, and we will continue to refine such amounts within the measurement period provided by SAB 118. We consider the accounting for executive compensation and the impact of the Tax Act on our state income tax expense to be incomplete due to forthcoming guidance. We expect to complete our analysis no later than December 31, 2018.  For interim period financial reports any estimated impacts of the Tax Act will be included in the calculation of our annualized effective tax rate.
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
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $20.1 million of our total $41.0 million in cash at June 29, 2018 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at June 29, 2018. At June 29, 2018, there were six letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability under the Amended Revolver to $109.8 million.
Dividends
We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. As of June 29, 2018, the maximum amount of dividends we could pay was $10.0 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 60 and 54 days as of June 29, 2018 and December 31, 2017, respectively. The impact of ASC Topic 606 on our receivables (refer to Note 3, "Revenue") and the timing of payments received from our customers contributed to a higher DSO as of June 29, 2018.
The following table sets forth net cash provided by (used in) operating activities, investing activities and financing activities:

(In thousands)	June 29, 2018	June 30, 2017
Operating activities	$4,172	$5,736
Investing activities	(37,974)	(364)
Financing activities	(1,445)	(5,726)
Foreign exchange[1]	(1,248)	2,192
Net change in cash	$(36,495)	$1,838
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities for the six months ended June 29, 2018 consisted of net income of $15.3 million, increased by non-cash items of $4.4 million offset by unfavorable net working capital changes of $15.5 million primarily due to the timing of cash collections, as reflected in our increase in receivables as of June 29, 2018.

Net cash provided by operating activities during the six months ended June 30, 2017 consisted of net income of $12.1 million and non-cash items of $4.2 million, partially offset by unfavorable net working capital changes of $10.6 million due to the timing of cash collections and payments, as reflected in receivables, accounts payable, deferred taxes, and compensation and other employee benefits.
Net cash used in investing activities for the six months ended June 29, 2018 consisted of $37.2 million for the acquisition of SENTEL and $0.8 million of capital expenditures for the purchase of hardware and software related to ongoing operations. Net cash used in investing activities during the six months ended June 30, 2017 consisted of capital expenditures for the purchase of capital assets of $0.4 million for hardware and software related to ongoing operations.
Net cash used in financing activities during the six months ended June 29, 2018 consisted of repayments of long-term debt of $2.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million, offset by $1.4 million in cash received from the exercise of stock options. During the six months ended June 29, 2018, we borrowed and repaid a total of $55.0 million from the Amended Revolver to meet short-term working capital requirements and to fund a portion of the purchase price for the acquisition of SENTEL.
Net cash used in financing activities for the six months ended June 30, 2017 consisted of repayments of long-term debt of $7.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.6 million, offset by $1.9 million in cash received from the exercise of stock options. During the six months ended June 30, 2017, we borrowed and repaid a total of $18.0 million from the prior revolving credit facility to meet short-term working capital requirements.
Capital Resources
At June 29, 2018, we held cash of $41.0 million, which included $20.1 million held by foreign subsidiaries, and had $109.8 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at June 29, 2018, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the six months ended June 29, 2018, we paid $2.0 million in quarterly installment payments on the Amended Term Loan. With the acquisition of SENTEL, we assumed contractual obligations, primarily consisting of operating building leases with remaining lease commitments of $5.6 million.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At June 29, 2018, there were six letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability under the Amended Revolver to $109.8 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At June 29, 2018, we had no material off-balance sheet arrangements other than operating leases.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at June 29, 2018.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.8 million change in our annual cash interest expenses. However, we have interest rate swaps in place to hedge a portion of this risk. Refer to Note 9, "Derivative Instruments" for additional information regarding our interest rate swaps.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
As of June 29, 2018, our interest rate swap agreements totaled $57.9 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-

functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of June 29, 2018, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $8.8 million. The net fair value of these contracts at June 29, 2018 was a liability of $0.2 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of June 29, 2018, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we implemented ASC Topic 606. In connection with its adoption, we implemented changes to our processes and control activities related to revenue recognition. These changes included updating policies to reflect the five-step model, contract review requirements, and disclosure requirements. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are defending a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs are alleging a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. In November 2016, following an interlocutory appeal by Vectrus, the Ninth Circuit Court of Appeals affirmed the District Court’s decision certifying a class of plaintiffs. Although we continue to dispute liability, the parties have negotiated a proposed settlement, the terms of which received preliminary approval by the District Court on May 22, 2018. Final approval by the District Court is not expected until all requirements have been met, including a fairness hearing currently scheduled for October 16, 2018.
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

10.2
Leonard Employment Letter, dated March 9, 2017, between Vectrus, Inc. and Kevin A. Leonard (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018) *

10.3	Description of Vectrus, Inc. Non-Management Director Annual Compensation (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 22, 2018) *
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. #

* Indicates management contract or compensatory plan or arrangement.
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
Date: August 7, 2018