Form 10-K
period 2018-12-31
Vectrus, Inc.
filed 2019-02-26
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $340,106,528.
As of February 19, 2019, there were 11,266,906 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders to be held on May 16, 2019 will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III.

VECTRUS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of services to the United States (U.S.) government worldwide. Leveraging a history of more than 70 years, we provide global service solutions in 129 locations and 22 countries across three continents in both stable and unstable political and economic environments. We believe that a primary strength of our company is our expeditionary nature that is grounded in our ability to recruit U.S. and international personnel with appropriate expertise, as well as navigate the logistical, legal, and other challenges of operating in multiple, challenging overseas locations. We have a proven history of deploying resources rapidly and with precision to support the mission success of our customers.
We operate our business based on three core values of Integrity, Respect and Responsibility. We operate as one segment and offer facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the years ended December 31, 2018, 2017 and 2016, we had total revenue of $1.3 billion, $1.1 billion and $1.2 billion, respectively, all of which was derived from U.S. government customers.
We employ approximately 6,700 people, including approximately 700 employees who joined our company following our acquisition of SENTEL Corporation (SENTEL) in January 2018, and engage approximately 6,500 subcontractor personnel around the world. This includes an experienced management team with an average of 27 years of experience in the military, defense industry, and a wide range of U.S. government agencies. Our management team has experience winning new contracts, driving premier operating efficiency, and managing all aspects of the demanding compliance culture required to do business with the U.S. government worldwide. We are also a leading employer of veterans with more than 35% of our employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer.
Vectrus was incorporated as an Indiana corporation in February 2014. In September 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus. Prior to the Spin-off, we were a subsidiary of Exelis that constituted Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. As a result of the Spin-off, Vectrus became an independent, publicly traded company. References in this Annual Report on Form 10-K to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation in May 2015.
Acquisition of SENTEL Corporation
In January 2018, we acquired SENTEL Corporation, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advanced our strategy to be a leader in the converging physical and digital infrastructure market and enhanced our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers included the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. The purchase price of $36.9 million was funded by cash on hand and borrowings under our revolving credit facility.
Our Business Strategy
Our goal is to be an innovator and leader in the convergence of our clients' physical and digital infrastructure and supply chains. Our overall strategy is to leverage our historical client base and capabilities to solidify our leadership in the rapidly expanding converged infrastructure market.
We will seek to drive growth through the following three strategies: Enhance the Foundation, Expand the Portfolio, and Add More Value. These core strategies will evolve to include more innovative, technology-enabled methods, capabilities and business models. Key components of these strategies, and our progress in executing these strategies, include:

•
Enhance the Foundation. We will enhance our business by strengthening our methods and approaches to deliver higher value, high-impact services to our clients, while growing in, and around, our base. One of the components associated with this strategy is the development and execution of growth campaigns. Our campaigns lay out a deliberate approach to growth in a specific customer set or market by establishing differentiated value, strategic positioning, a tailored attack plan, and a specific goal to build or take market share. In 2018, we continued to advance our U.S. Air Force base operations support campaign, which has resulted in a significant expansion of our work with this client. The U.S. Air Force comprised 20% of our total revenue in 2018 compared to 16% in 2017. This targeted campaign has yielded positive results, and we are currently executing a similar campaign with the U.S. Navy.

We cultivate an enterprise-wide Vectrus Improvement Project (VIP) culture that encourages every Vectrus employee to implement measurable improvements. The VIPs align with our business objectives, benefiting our clients, employees, and overall performance. We support this VIP culture with an internal reward and recognition program and a robust internal training program, equipping our leaders with the tools to sustain our daily approach to continuous improvement. Our VIPs are a core component of how we deliver higher value, high-impact services to clients.

•
Expand the Portfolio. We are focused on creating a higher-value, technology-enabled and differentiated platform through strengthening our IT competencies and fusing the physical and digital aspects of our clients' facility and logistics missions. We package our capabilities by leveraging our strong foundation in facility and base operations; supply chain and logistics services; and information technology mission support. In addition, we seek to partner with highly innovative third parties. The result will be a more technology-enabled, differentiated and higher value portfolio.

We are making solid progress in this strategy. In 2018, we established a presence within the intelligence community through the acquisition of SENTEL. We are currently leveraging our VIP culture and strong foundation in facilities, logistics and IT to further expand our footprint with this important client.

•
Add More Value. The convergence of our clients' physical and digital infrastructure and supply chains represents an opportunity to improve the outcomes of our clients' missions while creating a higher value, growth-oriented platform. We are structuring our long-term strategy to take advantage of this opportunity and to shape our future. This includes creating more predictive, agile and responsive infrastructures and supply chains as well as standardizing, improving, and automating our core operational capabilities to create a significantly differentiated, growth-oriented business.

We made progress on this strategy in 2018 by leveraging the unique capabilities resulting from the SENTEL acquisition. In 2018, we launched the Argus solution at the Annual Meeting and Exposition of the Association of the U.S. Army. Argus produces aggregated sensor, video, and map data on a single screen. This platform helps our clients close gaps in security, operational efficiency, and time management, ultimately increasing our value proposition.
Additionally, in 2018, we initiated Enterprise Vectrus, an enterprise-wide program to combine our VIPs and other enterprise improvement initiatives into a single enterprise-wide management system. Part of our implementation of Enterprise Vectrus includes the establishment of a regional service center, which leverages our global presence, enhances our client support, and ultimately lowers costs.
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
For the three years ended December 31, 2018, 2017, and 2016, facility and logistics services had revenue of $951.3 million or 74% of total revenue, $812.6 million or 73% of total revenue, and $925.7 million or 78% of total revenue, respectively.
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

Facility and Logistics Services Key Contracts:

•
Kuwait Base Operations and Security Support Services in Kuwait (K-BOSSS). Our largest base operations support services contract supports geographically-dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services including forms, publications, and reproduction services; postal operations; range operations and maintenance; logistics; information management; public works; environmental services; engineering services; medical administrative support; installation services; security services; and fire and emergency services.

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

Information Technology and Network Communications Services
Our information technology and network communications services consist of sustainment of communications systems, network security, systems installation, full life cycle management of information technology systems, system-of-systems engineering and software development, and mission support for the Department of Defense, including the military services and the intelligence community in multiple areas of operation that include Europe, the Middle East, Asia, the U.S., and at sea. To support high standards and performance excellence, our company applies the principles of Information Technology Infrastructure Library (ITIL), is certified to the ISO 9001, ISO 20000 and Capability Maturity Model Integration (CMMI) level III standards, and maintains important information assurance, network protection, project management and design credentials for providing these services. For the three years ended December 31, 2018, 2017, and 2016, information technology and network communications services had revenue of $328.0 million or 26% of total revenue, $302.2 million or 27% of total revenue, and $264.8 million or 22% of total revenue, respectively.
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

•
System-of-Systems Engineering and Software Development: These services include engineering and technology solutions focused on high priority mission challenges for defense and national security customers.

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
Revenue by U.S. government customer for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Army	$934,427	$915,554	$1,004,842
Air Force	259,511	177,338	165,611
Navy	38,802	21,896	20,066
Other	46,564	—	—
Total revenue	$1,279,304	$1,114,788	$1,190,519
Competition
Our competition varies depending on our service offerings. In facility and logistics services, our primary competitors are PAE Facilities Management (PAE), Delta Tucker Holdings, Inc. (DynCorp International), KBR Inc., Fluor Corporation and AECOM. Our principal competitors in information technology and network communications services include divisions of Leidos Holdings, Inc., Science Applications International Corporation (SAIC), Peraton, and General Dynamics Information Technology, Inc. (GDIT). There are typically fewer competitors in the overseas market for each of our services capabilities.
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

Competitive bids for the work that Vectrus pursues are based on technical qualifications and corporate experience in performing contracts of similar size and scope, and are highly price sensitive. While not every contract is procured via selection of the lowest priced bidder, customers are sensitive to cost based on their budget allocations. Acquisition cycles are long (generally 12 to 24 months), and contracts are typically multi-year contracts that include an initial period of one-year or less with annual one-year (or less) option periods for the remaining contract period.
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
The U.S. government's fiscal year ends on September 30 of each year. U.S. government agencies may award extra tasks or complete other contract actions in the time frame leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter.
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
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 94%, 97% and 95% of our revenue for the three years ended December 31, 2018, 2017, and 2016, respectively. In other contracts, we team with the prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
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
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
Contract type	2018	2017	2016
Cost-plus and cost-reimbursable	78%	73%	75%
Firm-fixed-price	22%	27%	25%
Total revenue	100%	100%	100%
Backlog
For a discussion of our backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Backlog” in Item 7 of Part II of this Annual Report on Form 10-K.
Environmental, Health and Safety
We are subject to federal, state, local, and foreign environmental protection laws and regulations, including those governing the management and disposal of hazardous substances, the cleanup of contaminated sites, and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. Environmental, health and safety laws and regulations are subject to change, the nature of which is inherently unpredictable, and the timing of potential changes is uncertain. Environmental, health and safety requirements are significant factors affecting all of our operations, and we have established a comprehensive program to address compliance with applicable environmental, health and safety requirements.

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
Our global workforce is comprised of approximately 6,700 employees and approximately 6,500 subcontracted workers, spanning 129 locations in 22 countries. Approximately 2,400 of our employees are represented under 18 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2019 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
Executive Officers of the Registrant
The following table sets forth certain information as of January 31, 2019 regarding our executive officers, including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	59	President and Chief Executive Officer (CEO), Director
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

Matthew M. Klein	48	Senior Vice President and Chief Financial Officer (CFO)
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

Kevin T. Boyle	49	Senior Vice President, Chief Legal Officer and General Counsel
Mr. Boyle joined Vectrus as Senior Vice President, Chief Legal Officer and General Counsel in October 2018. Prior to joining Vectrus, he served as senior vice president, general counsel and secretary of Vencore Holding Corp, a provider of information solutions, cyber security, engineering and analytics for the U.S. government and intelligence community from March 2017 until June 2018. He led Vencore through a strategic transaction process, resulting in the merger of Vencore with two other companies to create Perspecta, Inc. In addition, Mr. Boyle was senior vice president, general counsel and secretary from January 2014 until January 2016 with Alion Science and Technology Corporation, a global engineering and technology solutions company for federal and international customers. Mr. Boyle also served as senior vice president, general counsel and secretary of MCR LLC, a privately-held professional services firm specializing in integrated program management solutions for the Department of Defense, from February 2012 until January 2014. Prior to MCR, he served as senior vice president, general counsel and secretary of Vangent, Inc., a global provider of professional services across the federal government and international markets. Earlier in his career, he held similar senior positions with public and private technology services and product companies, including General Dynamics Information Technology, Anteon International Corporation and InterWorld Corporation.

Francis A. Peloso	49	Senior Vice President and Chief Human Resources Officer
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

Susan L. Deagle	50	Senior Vice President and Chief Growth Officer
Ms. Deagle has served as Senior Vice President and Chief Growth Officer of the Company since May 2017. She is responsible for the Company's revenue growth, partnerships, strategy, marketing and business development. From 2015 to 2017, Ms. Deagle served as Vice President and Integration Executive for an acquisition aligned with the inception of IBM Corporation's Watson Health business unit. From 2013 to 2015, Ms. Deagle served as Vice President for sales and distribution strategy for IBM's U.S. Federal and Government Industries, where she drove cross-brand and cross-sell opportunities to increase market penetration, expanding IBM's base business. From 2011 to 2012, Ms. Deagle served as Director of Sales and Distribution Strategy and Planning for IBM's global public sector. While at IBM, she also created and ran the federal government wide Acquisition Contract Center.

Kevin A. Leonard	61	Senior Vice President, Army & Expeditionary Programs
Mr. Leonard has served as Senior Vice President for Army & Expeditionary Programs of the Company since March 2017. He is responsible for the development and execution of short and long-term strategies aimed at growing the Army & Expeditionary Programs. From 2013 to 2017, Mr. Leonard served as Vice President of contingency operations for Fluor Government Group. In this role, his responsibilities included the strategic planning and global execution of services supporting commercial clients, the U.S. federal government and select foreign governments. From 2012 to 2013, he served as director of launch operations for Amazon, where he assembled a launch team and successfully delivered eight new fulfillment centers in a four-month period resulting in significant savings in resources, manpower, and cycle time. Mr. Leonard is also a retired U.S. Army Major General with a distinguished 33-year career leading complex transportation and logistics organizations. Most recently, he served as Commander Military Surface Deployment Distribution Command from 2010 to 2012.

David A. Hathaway	52	Senior Vice President, Programs
Mr. Hathaway has served as a Senior Vice President for Programs of the Company since October 2017. He is responsible for the development and execution of short and long-term program strategies designed to create new growth opportunities within and across the Vectrus lines of service. Mr. Hathaway held several senior positions at IBM from 2002 to 2017. From 2015 to 2017, Mr. Hathaway served as a vice president and partner in IBM's Global Business Services and leader of the Defense and Intelligence Industry team. From 2014 to 2015, he led the Public Sector Application Development and Integration service line responsible for custom software development, systems integration and engineering, cloud computing, cybersecurity, and program management. From 2012 to 2014, Mr. Hathaway led IBM Global Business Services in the Canadian public sector market, which included federal, provincial, healthcare, and education. Mr. Hathaway served seven years on active duty in the Air Force as a Communications-Computer Systems Officer. He had multiple assignments focused on information technology acquisition, research and development program management, and communications operations and maintenance.

Available Information
Our website address is www.vectrus.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (SEC). The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report. Our reports filed with the SEC also may be found on the SEC's website at www.sec.gov.

ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. The risks described below relate to our business, the Spin-off, securities markets and ownership of our common stock.
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
Aggregate revenue from our two largest contracts amounted to approximately $0.7 billion, or 54.6%, of our revenue for the year ended December 31, 2018. As of December 31, 2018, our two largest contracts were the K-BOSSS and the OMDAC-SWACA contracts. The K-BOSSS contract is exercised through March 28, 2019. We were notified by the U.S. government on January 17, 2019 of its intent to exercise an option to extend the contract until March 28, 2020 with an additional six-month option period through September 28, 2020. The preliminary notice does not commit the U.S. government to exercising the option. The K-BOSSS contract will be re-competed as a task order under the Logistics and Civil Augmentation Program Five (LOGCAP V) contract vehicle. The U.S. government has stated that its anticipated timeline for the LOGCAP V award announcement is April 2019. Performance on the OMDAC-SWACA contact commenced in July 2013 with a base period of 11 months and four option years, which have all been exercised by the U.S. government. In April 2018, we received a modification to extend the contract through November 2018. In November 2018 we received notification of a modification to extend the contract through February 28, 2020. This extension consists of one twelve-month extension with a two-month option period and a one-month option period. These two contracts each accounted for more than 10% of our revenue for the year ended December 31, 2018. Our revenue, results of operations and cash flows are highly dependent on these contracts. The loss or material reduction of either of these contracts would have a material adverse effect on our revenue, results of operations and cash flows. In addition, if we are unsuccessful in securing a position on LOGCAP V, our ability to pursue some future bids with our Army customer could be adversely affected. See "Recent Developments" and "Significant Contracts" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

We are in the process of upgrading or replacing our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the effectiveness of our systems, strengthen cybersecurity requirements and improve the efficiency of our systems. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
             As a U.S. entity operating in multiple European countries, we are also subject to regulatory compliance requirements under the European Union (EU) General Data Protection Regulation (GDPR) that require our business to comply with security and privacy controls to protect personal data and privacy of EU citizens for transactions that occur within EU member states.  A failure to comply with the requirements could negatively impact our business and financial condition. In addition, similar regulations regarding data protection and privacy rights are emerging in the U.S. and have the potential to negatively impact our business and financial condition.
As a U.S. government contractor, we are also subject to regulatory compliance requirements under the DFARS and other federal regulations that require our IT systems to comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171 (NIST 800-171). DCAA requires a contractor to have an approved business system (e.g. Accounting System) and maintenance of that system, prior to the processing and payment of any bills from such contractor. We may also be responsible if our subcontractors do not comply with these requirements. A failure to comply with the requirements could negatively impact our business and financial condition.
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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. Profitability also may be adversely affected during the start of a new contract due to initial spending necessary to successfully complete phase-in requirements. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenue derived from firm-fixed-price contracts represented approximately 22% of our total revenue for the year ended December 31, 2018. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result in reduced profits or in losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs, but we may not be able to negotiate full recovery for these costs. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable. The U.S. and other countries also may experience increases in inflation. A significant increase in inflation rates could adversely impact the profitability of these contracts.

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
All of our 2018, 2017, and 2016 revenue was derived from services ultimately sold to the U.S. government, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2018, we generated approximately 73% of our total revenue from the U.S. Army. We expect to continue to derive all or most of our revenue from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these branches and agencies. If our reputation is negatively affected, we lose our ability to conduct business in a foreign country (e.g., loss of business license), we lose a required security clearance, or we are suspended or debarred from contracting with government agencies or any branch of the DoD for any reason, the amount of our business with the U.S. government and other customers could decrease and our future revenue and growth prospects could be adversely affected.
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
We may experience additional costs and delays if our competitors protest or challenge awards of contracts to us in competitive bidding. Any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. It can take a significant amount of time to resolve contract protests and, in the interim, the contracting U.S. federal agency may suspend our performance under the contract pending the outcome of the protest. For example, in October 2014 a Danish subsidiary of Vectrus received notice of an award of the THULE contract, which was protested by three competitors. Following a lengthy litigation process, in April 2017, the court entered judgment in favor of the U.S. government and in October 2017, our Danish subsidiary began full contract operations.
In addition, we may protest the contract awards of our competitors when we believe it is prudent to do so to protect our rights and interest in the competition, such as our protest of the K-BOSSS award in October 2016 with the U.S. Government Accountability Office (GAO). This process requires the time, effort and attention of our management and employees and incurs additional costs.
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
We may be subject to potential adjustments to costs previously allocated by our Former Parent to our business prior to the Spin-off.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through the Spin-off in September 2014. As we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot predict the outcome of any negotiated adjustment or the ultimate responsible party. Accordingly, we cannot reasonably predict the likelihood of such adjustments or estimate the amount of any potential impact to us.
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
Our contracts and revenue primarily depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process and is difficult to predict. The U.S. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of a number of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration and congressional priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business.
Although the recent partial U.S. government shutdown did not apply to the DoD or defense programs and therefore did not have a material impact on us, the shutdown illustrates the continuing uncertainty in the U.S. government budget authorization and appropriations process. The President has not yet submitted a budget proposal for fiscal year 2020 to the U.S. Congress. If an annual appropriations bill is not enacted for fiscal year 2020 or beyond, the U.S. government may operate under a continuing resolution, restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, could arise. In addition, U.S. defense spending in fiscal years 2020 and 2021 remains subject to statutory spending limits established by the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act includes a sequester mechanism that would impose additional defense cuts. Continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce DoD spending or delay contract or task order awards for defense related programs. A reduction in U.S. government defense spending, changing defense spending priorities or delays in contract or task order awards could potentially reduce our future revenue, earnings and cash flow and have a material impact on our business.
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
Revenue from our contracts is recognized primarily using the input method (e.g. costs incurred to date relative to total estimated costs at completion) to measure progress towards completion. This methodology requires estimates of total contract revenue, total costs at completion, and fees earned on the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. This estimation process, particularly due to the nature of the services being performed, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is recognized as additional information becomes known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results. Beginning in 2018, our revenue recognition was impacted by our adoption of a comprehensive new revenue recognition accounting standard. Refer to Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 3, "Revenue" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
We are subject to risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 79% of total revenue for the year ended December 31, 2018. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the GDPR. Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, which could have a material adverse effect on us.
The GDPR became effective in the EU on May 25, 2018 and applies to all of our activities conducted from an establishment in the EU. The GDPR imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or 20 million Euros and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis.
Our business operations are also subject to additional risks associated with conducting business internationally, including, without limitation:

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
As of December 31, 2018, we had approximately $75.0 million of aggregate debt outstanding, which consists of a term loan (See Note 8, "Debt," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). We also have the ability to incur up to $120.0 million of additional debt under our revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, of which there were six, in the aggregate amount of $10.1 million, at December 31, 2018. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to our performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Our term loan and any revolving facility borrowings we may incur have variable rates of interest, which expose us to interest rate risks and to the risk of rising interest rates. As of December 31, 2018, we had approximately $75.0 million outstanding under our floating-rate term loan and the ability to incur up to $120.0 million of additional floating-rate debt under our revolving facility. Although we have hedged a portion of our exposure to interest rate risk under the term loan through an interest rate swap with a notional amount of $56.4 million at December 31, 2018, if interest rates increase in the future, then the interest expense on the variable rate debt could increase materially.
Unanticipated changes in our tax provisions or exposure to additional U.S. and foreign tax liabilities could affect our profitability.
We are subject to various taxes, including but not limited to income, gross receipts and payroll withholding taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision or benefit for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation and enforcement, could result in higher or lower taxes assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting our tax expense and profitability. The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. We have evaluated the impact of the Tax Act on our income tax expense. See Note 4, “Income Taxes,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. Additionally, changes in the geographic mix of our revenue could also impact our tax liabilities and affect our overall tax expense and profitability.
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
As of December 31, 2018, our total backlog was $3.0 billion, which included $688.6 million in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:

•
a program schedule could change, or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending or the automatic federal defense spending cuts required by sequestration;

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
At December 31, 2018, our goodwill was approximately $233.6 million, which represented approximately 40.8% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We estimate the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result, the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
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
Approximately 2,400 of our employees, or approximately 36% of our employee base at December 31, 2018, are unionized. We have 18 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to our customers on a timely basis, which could negatively impact our results of operations and financial condition.
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
Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.
Our success is dependent, in part, on our ability to utilize technology to differentiate our services from our competitors.  We rely on a combination of patents, confidentiality agreements and other contractual arrangements, as well as copyright, trademark, patent and trade secret laws, to protect our intellectual property rights and interests. However, these methods only provide a limited amount of protection and may not adequately protect our intellectual property rights and interests. Our employees, contractors and joint venture partners are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property rights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain or enforce our intellectual property rights may adversely limit our competitive position.
We cannot provide assurances that others will not independently develop technology substantially similar to our protected technology or that we can successfully preserve our intellectual property rights in the future. Our intellectual property rights could be invalidated, circumvented, challenged, misappropriated or infringed upon. Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel, are expensive to resolve, and the outcome is unpredictable. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. If we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and operating results may be adversely affected.
In addition, our clients or other third parties may also provide us with their technology and intellectual property. There is a risk that we may not sufficiently protect our or their information from improper use or dissemination and, as a result, could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have an adverse impact on our business, financial condition and results of operation.
We also hold licenses from third parties which may be utilized in our business operations.  If we are no longer able to license such technology on commercially reasonable terms or otherwise, our business and financial performance could be adversely affected.
Environmental, health and safety issues could have a material adverse effect on our business, financial position or results of operations.
We are subject to federal, state, local, and foreign environmental, health and safety laws and regulations, including those governing: air emissions; discharges to water; the management, storage, transportation and disposal of hazardous wastes, petroleum, and other regulated substances; the investigation and cleanup of contaminated property; and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. These laws and their implementing regulations can impose certain operational controls for minimization of pollution, permitting, training, recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances into the environment, result in facility shutdowns to address violations, or require costs to remediate sites to which we sent regulated substances for disposal. We have incurred and will continue to incur operating, maintenance and other expenditures as a result of environmental, health and safety laws and regulations. Our business, financial position or results of operations could be materially adversely affected by developments such as the adoption of new environmental, health and safety laws and regulations, including, but not limited to, new restrictions on materials used in our operations; violations by us of such laws and regulations, including those related to newly integrated technology in our business; stricter enforcement of existing laws and regulations; discovery of previously unknown or more extensive contamination; developments affecting remediation technology; inadequate insurance policies; litigation involving environmental impacts; our inability to recover costs associated with any such developments under previously priced contracts, or the financial insolvency of other responsible parties.
Our insurance may be insufficient to protect us from claims or losses.
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant warranty and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business and prospects may be harmed. We are also subject to the requirements of the Defense Base Act (DBA), which generally requires insurance coverage to be provided to persons employed at U.S. military bases outside of the U.S. Failure to obtain DBA insurance may result in fines or other sanctions, including the loss of a particular contract.
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
A DFARS rule allows withholding of a percentage of payments when a contractor’s business system has one or more significant deficiencies. The DFARS rule applies to CAS-covered contracts that have the DFARS clause in the contract terms and conditions. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up to 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency as defined by the DoD is a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.” If we have significant deficiencies and contract payments are withheld, our revenue and financial position may be adversely affected.
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
The Spin-off from our Former Parent presents significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, which include:

•	Risk that indemnification obligations related to the Spin-off that we may be required to provide our Former Parent or otherwise bear may be significant and could negatively impact our business;

•
Risk that the indemnification from our Former Parent in connection with the Spin-off will not be sufficient to protect us against the full amount of our indemnifiable liabilities, or that our Former Parent will be unable to fully satisfy its indemnification obligations;

•	Risk that third parties could seek to hold us responsible for any of the liabilities that our Former Parent agreed to retain in the Spin-off; and

•	Risk of exposure to potential liabilities arising out of applicable state and federal fraudulent conveyance laws and legal distribution requirements from the Spin-off.

Our stock price may continue to be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general and uncertainty related to the LOGCAP V award with respect to the K-BOSSS contract that is expected to be announced in April 2019. The K-BOSSS contract was re-competed under the LOGCAP V contract vehicle. The trading price of our stock varied from a low of $19.61 to a high of $41.48 in 2018.  Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.  In addition, due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could cost substantial amounts and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 129 locations in 22 countries on three continents. Our contract performance typically occurs on the government customer’s facility. Our significant locations are the corporate headquarters office located at 2424 Garden of the Gods Road, Colorado Springs, Colorado and our strategic information technology and network communications services operations office located at 2800 Eisenhower Avenue, Alexandria, Virginia. These properties are used by our sole operating segment. Our Colorado Springs and Alexandria offices are leased and have approximately 65,000 and 30,600 square feet, respectively. The leases for our Colorado Springs and Alexandria offices expire in 2028 and 2023, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Among these proceedings, we recently settled a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs alleged a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. Although we disputed the liability, the parties have negotiated a settlement, the terms of which include a settlement fund of up to $3.75 million, plus payroll taxes for wages paid to class members. The settlement fund includes the judge’s award of attorney’s fees, costs and class representative fees, with the remainder available to eligible class members pursuant to an allocation formula. The Company received final approval of the settlement by the District Court following a fairness hearing on October 16, 2018. Payments to eligible class members were made on February 1, 2019.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot reasonably predict the likelihood of such adjustments or the ultimate responsible party. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2012 and believe our potential cumulative liability for these years is insignificant. We currently do not have insight into the 2013 and 2014 negotiations or potential adjustments.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VEC". Our common stock started trading on the NYSE in September 2014. As of February 19, 2019, there were approximately 5,081 stockholders of record and 11.3 million outstanding shares of common stock.
To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K. For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 8, "Debt", in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Shareholders.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2018.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return on our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from September 16, 2014 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2018. Our common stock began “regular-way” trading in connection with the Spin-off on September 29, 2014. "When-issued" trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. "Regular-way" trading refers to trading after a security has been issued. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
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
The statement of income data for each of the three years ended December 31, 2018, 2017, and 2016 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the year ended December 31, 2015 is derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The statement of income data for the year ended December 31, 2014 is derived from audited consolidated and combined financial statements that are not included in this Annual Report on Form 10-K.

Balance sheet data as of December 31, 2018 and 2017 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2016 and 2015 is derived from audited consolidated financial statements and balance sheet data as of December 31, 2014 is derived from audited consolidated and combined financial statements, none of which are included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Results of Operations
Total revenue	$1,279,304	$1,114,788	$1,190,519	$1,180,684	$1,203,269
Gross profit	114,695	101,948	106,912	105,649	118,757
Operating income	48,323	41,220	42,826	39,962	38,417
Operating margin	3.8%	3.7%	3.6%	3.4%	3.2%
Net income	$35,296	$59,497	$23,655	$30,973	$22,812
Basic earnings per common share	$3.14	$5.40	$2.21	$2.94	$2.18
Diluted earnings per common share	$3.10	$5.31	$2.16	$2.86	$2.13
Financial Position
Total assets	572,243	495,551	465,305	484,396	499,491
Total debt	$75,000	$79,000	$85,000	$111,615	$137,375

The selected historical consolidated and combined financial data presented above should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Our historical financial information may not be indicative of our future results of operations, financial position and cash flows. Our historical consolidated and combined financial information prior to September 27, 2014 was derived in part from the consolidated financial statements of our Former Parent, reflects our performance as a business division of our Former Parent and does not necessarily reflect what our financial position, results of operations and cash flows would have been during that period as a separate, stand-alone entity.
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

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: Our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; our recent acquisition of SENTEL and its integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel and to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
Vectrus is a leading provider of services to the U.S. government worldwide. We operate as one segment and offer facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the years ended December 31, 2018, 2017 and 2016, we had total revenue of $1.3 billion, $1.1 billion and $1.2 billion, respectively, all of which was derived from U.S. government customers. For the years ended December 31, 2018, 2017 and 2016, we generated approximately 73%, 82% and 84%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $164.5 million, or 14.8%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in revenue was attributable mainly to increases from our U.S. programs of $103.2 million (consisting of a $112.3 million increase related to our acquisition of SENTEL offset by a $9.1 million decrease in other U.S. programs), our European programs of $45.1 million, and our Middle East programs of $16.2 million.
Operating income for the year ended December 31, 2018 was $48.3 million, an increase of $7.1 million or 17.2%, compared to the year ended December 31, 2017. This increase was primarily due to increases of $8.1 million from our Middle East programs offset by a $1.0 million decrease in our U.S. programs. In the third quarter of 2018, we resolved an item on a closed contract that created a one-time benefit of $1.4 million.
During the performance of our long-term contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative adjustments due to aggregate changes in contract estimates increased operating income by $1.6 million and $11.6 million for the years ended December 31, 2018 and December 31, 2017, respectively. Cumulative adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
We recorded an income tax expense of $8.0 million and an income tax benefit of $22.9 million for the years ended December 31, 2018 and 2017, respectively, which represented an effective income tax expense rate of 18.4% and an income tax benefit rate of 62.6%, respectively. See Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the passage of the Tax Act.

Further details related to the year ended December 31, 2018, compared to the year ended December 31, 2017, and the year ended December 31, 2017 compared to the year ended December 31, 2016, are contained in the Discussion of Financial Results section.
Recent Developments
The Kuwait Base Operations and Security Support Services (K-BOSSS) contract commenced in November 2010 and currently is exercised through March 28, 2019. We were notified by the U.S. Government on January 17, 2019 of its intent to exercise an option to extend the contract through March 28, 2020 with an additional six-month option period through September 28, 2020. The right to exercise an option period is at the sole discretion of the U.S. government. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services, including forms, publications, and reproduction services; U.S. Army postal operations; range operations and maintenance; logistics; information management; public works; environmental services; medical administrative support; morale, welfare and recreation; and security, fire and emergency services. The K-BOSSS contract will be re-competed as a task order under the LOGCAP V contract vehicle. The U.S. government has stated that its anticipated timeline for the LOGCAP V award announcement is April 2019. If we are unsuccessful in securing a position on LOGCAP V, our ability to pursue some future bids with our Army client could be adversely affected. The K-BOSSS contract contributed $517 million and $476 million of revenue for the years ended December 31, 2018 and 2017.
On November 29, 2018, Vectrus Systems Corporation (VSC), our wholly-owned subsidiary, received notice of a $247.9 million modification and extension of the Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia contract (OMDAC-SWACA) for enterprise network capabilities and services support of the U.S. Central Command. Work will be based in Kuwait with additional locations throughout Southwest Asia. The estimated completion date is February 28, 2020. This extension consists of one twelve-month extension with a two-month option period and a one-month option period. The OMDAC-SWACA re-compete acquisition is expected to commence at the end of the first quarter of 2019 with an award anticipated by the end of the year. The OMDAC-SWACA contract contributed $180.8 million and $168.6 million of revenue for the years ended December 31, 2018 and 2017, respectively.
On January 23, 2018, we acquired SENTEL, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advanced our strategy to be a leader in the converging physical and digital infrastructure market and enhanced our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers included the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. Headquartered in Alexandria, Virginia, and founded in 1986, SENTEL has approximately 700 employees. The total consideration paid for the acquisition, net of cash acquired, was $36.9 million, consisting of the purchase price of $36.0 million and $0.9 million from a working capital adjustment in the stock purchase agreement that was finalized during the third quarter of 2018. The acquisition was funded by utilizing cash on hand and available capacity from our existing revolving credit facility. See Note 5, "SENTEL Acquisition," in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our acquisition of SENTEL.
Information regarding certain other significant contracts is provided in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for one or more of the years ended December 31, 2018, 2017 and 2016:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2018	2017	2016
Kuwait Base Operations and Security Support Services (K-BOSSS)	40.5%	42.7%	36.8%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	14.1%	15.1%	12.8%
Kuwait-based Army Pre-Positioned Stocks-5 (APS-5 Kuwait)	—%	5.4%	15.1%
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
For discussion of the K-BOSSS and OMDAC-SWACA contracts, see "Recent Developments" above.
The APS-5 Kuwait contract commenced in April 2010 and ran through April 7, 2017. On September 1, 2016, we announced that we were not awarded the renewal of the APS-5 Kuwait contract.
Backlog
Total backlog includes remaining performance obligations, consisting of both funded backlog (firm orders for which funding is contractually authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer and unexercised contract options). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the GAO or in the U.S. Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
Total backlog increased by $78.8 million in the year ended December 31, 2018. Excluding the backlog of $371.1 million related to our SENTEL acquisition, total backlog decreased by $292.3 million. As of December 31, 2018, total backlog (funded and unfunded) was $3.0 billion as set forth in the following table:

	As of December 31,
(In millions)	2018	2017
Funded backlog	$689	$719
Unfunded backlog	2,323	2,214
Total backlog	$3,012	$2,933
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1.4 billion during the year ended December 31, 2018, which was an increase of $190.2 million compared to the year ended December 31, 2017.
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
Over the past several years, U.S. defense spending has been mandated by the Budget Control Act. The Budget Control Act establishes spending caps over a 10-year period through 2021, including a sequester mechanism that would impose additional defense cuts if an annual defense appropriations bill is enacted above the spending cap. The U.S. government's fiscal year (FY) begins on October 1 and ends on September 30. On February 9, 2018, the U.S. Congress approved increases to the Budget Control Act spending caps and a budget for FY 2019. On September 28, 2018, the FY 2019 defense appropriations bill was signed into law. It totaled $671 billion and included $602 billion in the base budget in compliance with the modified Budget Control Act spending caps and $69 billion for overseas contingency operations. However, appropriations bills funding multiple federal civilian agencies were not enacted. Those federal agencies had been operating since the beginning of the government’s fiscal year under a series of continuing resolutions (CRs), which funded the agencies at FY 2018 spending levels. The last in this series of CRs expired on December 21, 2018, resulting in a partial government shutdown for these agencies. On January 25, 2019, a new CR was approved, providing funding for these federal agencies through February 15, 2019. On February 15, 2019, the President signed legislation to fund the U.S. government through September 30, 2019.
Although the recent partial U.S. government shutdown did not apply to the DoD or defense programs and therefore did not have a material impact on us, the shutdown illustrates the continuing uncertainty in the U.S. government budget authorization and appropriations process. The President has not yet submitted a budget proposal for fiscal year 2020 to the U.S. Congress. If an annual appropriations bill is not enacted for fiscal year 2020 or beyond, the U.S. government may operate under a CR, restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, could arise. In addition, U.S. defense spending in fiscal years 2020 and 2021 remains subject to statutory spending limits established by the Budget Control Act. Continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified. Until regular appropriation bills are passed, we may experience delays in procurement of services due to lack of funding, and those delays may adversely affect our revenue, results of operations and cash flow.
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
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 and the matters identified under the caption “Forward-Looking Statement Information" herein.
DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2018, compared to Year ended December 31, 2017
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2018	2017	$	%
Revenue	$1,279,304	$1,114,788	$164,516	14.8%
Cost of revenue	1,164,609	1,012,840	151,769	15.0%
% of revenue	91.0%	90.9%
Selling, general and administrative	66,372	60,728	5,644	9.3%
% of revenue	5.2%	5.4%
Operating income	48,323	41,220	7,103	17.2%
Operating margin	3.8%	3.7%
Interest expense, net	(5,071)	(4,640)	(431)	9.3%
Income before taxes	43,252	36,580	6,672	18.2%
% of revenue	3.4%	3.3%
Income tax expense (benefit)	7,956	(22,917)	30,873	(134.7)%
Effective income tax rate	18.4%	(62.6)%
Net Income	$35,296	$59,497	$(24,201)	(40.7)%
Revenue
Our revenue increased by $164.5 million, or 14.8%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in revenue was attributable mainly to increases from our U.S. programs of $103.2 million (consisting of a $112.3 million increase related to our acquisition of SENTEL offset by a $9.1 million decrease in other U.S. programs), our European programs of $45.1 million, and our Middle East programs of $16.2 million.
Cost of Revenue
The increase in cost of revenue of $151.8 million, or 15.0%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to higher revenue as described above.

Selling, General & Administrative (SG&A) Expenses
For the year ended December 31, 2018, SG&A expenses of $66.4 million increased by $5.6 million, or 9.3%, as compared to $60.7 million for the year ended December 31, 2017 primarily due to the addition of SENTEL's SG&A expenses of $7.1 million, increased sales and marketing expenses of $2.2 million and one-time acquisition and integration costs related to the SENTEL acquisition of $2.3 million partially offset by lower legal expenses of $4.1 million and $1.9 million of other SG&A expenses.
Operating Income
Operating income for the year ended December 31, 2018, increased by $7.1 million, or 17.2%, as compared to the year ended December 31, 2017. This increase was primarily due to increases of $8.1 million from our Middle East programs offset by a $1.0 million decrease in our U.S. programs. In the third quarter of 2018, we resolved an item on a closed contract that created a one-time benefit of $1.4 million.
Operating income as a percentage of revenue was 3.8% for the year ended December 31, 2018, compared to 3.7% for the year ended December 31, 2017.
Aggregate cumulative adjustments for the years ended December 31, 2018 and December 31, 2017 increased operating income by $1.6 million and $11.6 million, respectively. The aggregate cumulative adjustments for the year ended December 31, 2018 relate to higher margins associated with labor-related items and management of contract staffing. The aggregate cumulative adjustments for the year ended December 31, 2017 related to approved contract modifications and negotiated lower contract costs. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2018 and 2017 were $15.0 million and $18.3 million favorable to operating income, respectively, and $13.4 million and $6.7 million unfavorable to operating income, respectively. With our adoption in 2018 of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), in 2018, cumulative adjustments may be lower than in prior years because the contract period subject to the impact of a change in margin percentage is generally one year or less, in comparison to prior period calculations that included all exercised periods.
Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,		Change
(In thousands)	2018	2017	$	%
Interest income	$82	$47	$35	76.1%
Interest expense	(5,153)	(4,687)	466	9.9%
Interest expense, net	$(5,071)	$(4,640)	$431	9.3%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to increased use of our revolving credit facility in 2018 to finance short-term working capital requirements.

Income Tax Expense (Benefit)
We recorded income tax expense of $8.0 million and an income tax benefit of $22.9 million for the years ended December 31, 2018 and 2017, respectively, which represented an effective income tax expense rate of 18.4% and an income tax benefit rate of 62.6%, respectively. The income tax expense and lower effective income tax rate for the year ended December 31, 2018 compared to the income tax benefit and income tax rate for the year ended December 31, 2017 was due to the passage of the Tax Act in 2017 as described in Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which resulted in a decrease in deferred tax liabilities and a deferred income tax benefit of $35.5 million during 2017.
Year ended December 31, 2017, compared to Year ended December 31, 2016:
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
Revenue
Revenue for the year ended December 31, 2017, was $1.1 billion, reflecting a decrease of $75.7 million or 6.4%, as compared to the year ended December 31, 2016. The decrease in revenue was attributable mainly to lower activity in our Middle East programs of $70.0 million, which was driven primarily by a decrease of $121.0 million from our APS-5 Kuwait contract, and our Afghanistan programs of $32.6 million, offset by increases of $16.7 million from our European programs and $10.2 million from our U.S. programs.
Cost of Revenue
The decrease in cost of revenue of $70.8 million, or 6.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to lower revenue as described above.
SG&A Expenses
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

Aggregate cumulative adjustments for the years ended December 31, 2017 and 2016 increased operating income by $11.6 million and $7.5 million, respectively. The aggregate cumulative adjustments for the year ended December 31, 2017 related to approved contract modifications and negotiated lower contract costs. The aggregate cumulative adjustments for the year ended December 31, 2016 related to approved contract modifications and extensions with higher margins associated with labor-related items and additional negotiated fees, offset by lower earned incentive fees and higher contract costs. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2017 and 2016 were $18.3 million and $15.3 million favorable to operating income, respectively, and $6.7 million and $7.8 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,		Change
(In thousands)	2017	2016	$	%
Interest income	$47	$41	6	14.6%
Interest expense	(4,687)	(5,680)	(993)	(17.5)%
Interest expense, net	$(4,640)	$(5,639)	(999)	(17.7)%
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
Income Tax (Benefit) Expense
We recorded an income tax benefit of $22.9 million and an income tax expense of $13.5 million for the years ended December 31, 2017 and 2016, respectively, which represented effective income tax benefit rate of 62.6% and an income tax expense rate of 36.4%, respectively. The income tax benefit and lower effective income tax rate for the year ended December 31, 2017 compared to the income tax expense and income tax rate for the year ended December 31, 2016 was due to the passage of the Tax Act as described in Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which resulted in a decrease in deferred tax liabilities and a deferred income tax benefit of $35.5 million.

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
The cash presented on our Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $18.0 million of our total $66.1 million in cash at December 31, 2018 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities. On December 22, 2017, the Tax Act was enacted into law. We have evaluated the impact of the Tax Act on our income tax expense. See Note 4, “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion of the Tax Act.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at December 31, 2018. At December 31, 2018, there were six letters of credit outstanding in the aggregate amount of $10.1 million, which reduced our borrowing availability to $109.9 million under the Amended Revolver.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 63 and 54 days as of December 31, 2018 and 2017, respectively.

The following table sets forth net cash provided by operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Operating activities	$40,056	$35,410	$36,618
Investing activities	(46,847)	(2,344)	(52)
Financing activities	(3,285)	(7,130)	(28,062)
Foreign exchange	(1,232)	3,866	(848)
Net change in cash	$(11,308)	$29,802	$7,656
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Net cash provided by operating activities for the year ended December 31, 2018 consisted of net income of $35.3 million and non-cash items of $8.7 million offset by unfavorable net working capital changes of $2.4 million due to the timing of cash collections and payments, as reflected primarily in accounts receivable, accounts payable, and other long-term assets and liability changes of $1.5 million.
Net cash provided by operating activities for the year ended December 31, 2017 consisted of net income of $59.5 million and non-cash items of $7.6 million and favorable net working capital changes of $3.6 million due to the timing of cash collections and payments, as reflected in accounts payable, compensation and other employee benefits, other assets, and receivables. These items were partially offset by the change in deferred taxes of $35.3 million. See Note 4, “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to the passage of the Tax Act.
Net cash provided by operating activities for the year ended December 31, 2016 consisted of net income of $23.7 million, non-cash items of $8.2 million, and favorable net working capital changes of $4.7 million due to the timing of cash collections and payments, as reflected in receivables.
Net cash used in investing activities for the year ended December 31, 2018 consisted of $36.9 million for the acquisition of SENTEL and $10.0 million of capital expenditures for the purchase of equipment, leasehold improvements, hardware and software related to ongoing operations. Net cash used in investing activities for the year ended December 31, 2017 consisted of capital expenditures for the purchase of capital assets. Net cash used for investing activities for the year ended December 31, 2016 consisted of capital expenditures for the purchase of capital assets offset by proceeds received from the disposition of capital assets and a distribution from an equity investment.
Net cash used in financing activities during the year ended December 31, 2018 consisted of repayments of long-term debt of $4.0 million, and payments related to employee withholding taxes on share-based compensation in the amount of $0.9 million, offset by $1.6 million in cash received from the exercise of stock options. During the year ended December 31, 2018, we borrowed and repaid a total of $207.0 million from the Amended Revolver to meet short-term working capital requirements.
Net cash used in financing activities during the year ended December 31, 2017 consisted of repayments of long-term debt of $86.0 million, payments of debt issuance costs related to the Amendment Agreement of $1.8 million, and payments related to employee withholding taxes on share-based compensation in the amount of $1.3 million, offset by $80.0 million in cash received from the issuance of long-term debt and $2.0 million in cash received from the exercise of stock options. During the year ended December 31, 2017, we borrowed and repaid a total of $42.5 million from the Revolver and Amended Revolver to meet short-term working capital requirements.
Net cash used in financing activities during the year ended December 31, 2016 consisted of repayments of long-term debt of $29.0 million, payments related to employee withholding taxes on share-based compensation in the amount of $1.0 million and a payment of $0.2 million related to an amendment of our Credit Agreement, offset by $2.1 million in cash received from the exercise of stock options. During the year ended December 31, 2016, we borrowed and repaid a total of $74.0 million from the Revolver to meet short-term working capital requirements.
Capital Resources
At December 31, 2018, we held cash of $66.1 million, which included $18.0 million held by foreign subsidiaries, and had $109.9 million of available borrowing capacity under the Amended Revolver which expires on November 15, 2022. We believe that our cash at December 31, 2018, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.

Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2018:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$13,855	$3,480	$4,716	$1,787	$3,872
Principal payments on Amended Term Loan	75,000	4,500	15,100	55,400	—
Interest on Amended Term Loan and Amended Revolver ¹	12,759	3,778	6,647	2,334	—
Total	$101,614	$11,758	$26,463	$59,521	$3,872
¹ There were no outstanding borrowings on the Amended Revolver at December 31, 2018.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases, as discussed above, and letters of credit outstanding. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At December 31, 2018, there were six letters of credit outstanding in the aggregate amount of $10.1 million, which reduced our borrowing availability under the Amended Revolver to $109.9 million. These arrangements have not had, and management does not believe it is likely that they will in the future, have a material effect on our liquidity, capital resources, operations or financial condition. At December 31, 2018, we had no material off-balance sheet arrangements other than operating leases.
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
Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, "Description of Business and Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements. We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments, intangible assets and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could materially impact the financial statements. These significant critical accounting policies are discussed in this section. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.
Revenue Recognition
We adopted ASC Topic 606, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, using the modified retrospective method with an unfavorable cumulative-effect adjustment of $0.1 million to opening retained earnings. As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606 is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate contracts when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed.

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
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 17, "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding U.S. government reserve amounts.
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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are presented in the following table:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Favorable adjustments	$14,962	$18,256	$15,296
Unfavorable adjustments	(13,359)	(6,704)	(7,837)
Net favorable adjustments	$1,603	$11,552	$7,459
The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we may receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to fund current operating expenses under the contract. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 3, “Revenue” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing during the fourth fiscal quarter. In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test as described below. Otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.
The quantitative impairment test is a two-step test. In the first step, the estimated fair value of the reporting unit is developed and compared to the carrying value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies.
For 2018, we used the qualitative approach to assess goodwill for impairment, and for 2017 and 2016 we used the two-step quantitative impairment test approach. No impairment charges related to goodwill were recorded during 2018, 2017 and 2016. The impairment test performed for 2017 indicated that the estimated fair value of our single reporting unit was significantly in excess of its carrying value.
Intangible Assets
We recognize an acquired intangible asset apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized over useful lives of four to eight years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2018.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.8 million change in our annual cash interest expenses. However, we have interest rate swaps in place to hedge a portion of this risk. Refer to Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our interest rate swaps.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
As of December 31, 2018, our interest rate swap agreement totaled $56.4 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. As of December 31, 2018, the U.S. dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $7.4 million. The net fair value of these contracts at December 31, 2018 was a liability of $0.4 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of December 31, 2018, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.3 million.
For additional information on our foreign currency hedge contracts, refer to Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted ASC Topic 606. In connection with its adoption, we implemented changes to our processes and control activities related to revenue recognition. These changes included updating policies to reflect the five-step model, contract review requirements, and disclosure requirements.
On January 23, 2018, we completed our acquisition of SENTEL. We have integrated SENTEL’s operations with our operations, including integration of financial reporting processes and procedures and internal controls over financial reporting. There were no material changes to our financial reporting processes and procedures and internal controls over financial reporting as a result of this integration.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with our Audit Committee.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.
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

To the shareholders and the Board of Directors of
Vectrus, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vectrus, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.

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

February 26, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2019 Annual Meeting of Shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2018 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Description of Business" in this Annual Report on Form 10-K.
The Company filed with the SEC, as exhibits to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act for its Chief Executive Officer and Chief Financial Officer.
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
10.1
Distribution Agreement by and between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.2
Employee Matters Agreement by and between Exelis Inc. and Vectrus, Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))*

10.3
Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.4
Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.3 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.5
Transitional Trademark License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.4 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.6
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (Incorporated by reference to Exhibit 10.5 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.7
Stock Purchase Agreement, dated as of January 23, 2018, by and among R&R Enterprises, Inc., SENTEL Corporation, Vectrus Systems Corporation and Russell T. Wright (incorporated by reference to Exhibit 10.1 of Vectrus, Inc.’s Current Report on Form 8-K filed on January 23, 2018)

10.8
Employment Letter dated as of September 15, 2014, between Vectrus, Inc. and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 16, 2014)*

10.9
Separation Agreement and Complete Release of Liability, dated December 7, 2016, between Vectrus Systems Corporation and Kenneth W. Hunzeker (incorporated by reference to Exhibit 10.01 to Vectrus Inc.’s Current Report on Form 8-K filed on December 9, 2016)*

10.10
Employment Letter Agreement with Janet L. Oliver, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Vectrus, Inc.’s Registration Statement on Form 10 filed on August 14, 2014)*

10.11
Separation Agreement and Complete Release of Liability, dated June 29, 2016, between Vectrus Systems Corporation and Janet L. Oliver (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 6, 2016)*

10.12
Wright Letter Agreement dated December 2, 2013 between Exelis Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 2, 2015)*

10.13
Early Retirement Agreement and Complete Release of Liability, dated July 6, 2015, between Vectrus, Inc. and Theodore R. Wright (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on July 10, 2015)*

10.14
Prow Letter Agreement, dated November 30, 2016, between Vectrus, Inc. and Charles L. Prow (incorporated by reference to Exhibit 10.01 to Vectrus Inc.’s Current Report on Form 8-K filed on December 6, 2016)*

10.15
Description of Housing Allowance for Charles L. Prow (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 9, 2017)*

10.16
Moline Letter Agreement, dated August 25, 2015, between Vectrus, Inc. and Rene J. Moline (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2017)*

10.17
Separation Agreement and Complete Release of Liability, dated June 12, 2017, between Vectrus Systems Corporation and Rene J. Moline (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on June 12, 2017)

10.18
Separation Agreement and Complete Release of Liability, dated June 30, 2017, between Vectrus Systems Corporation and Kelvin R. Coppock (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on June 30, 2017)*

10.19
Leonard Employment Letter, dated March 9, 2017, between Vectrus, Inc. and Kevin A. Leonard (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018)*

10.20
Deagle Employment Letter, dated March 13, 2017, between Vectrus, Inc. and Susan L. Deagle (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018)*

10.21
Separation Agreement and Complete Release of Liability, dated November 5, 2018, between Vectrus Systems Corporation and Michele L. Tyler (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on November 9, 2018)*

10.22
Description of Vectrus, Inc. Non-Management Director Annual Compensation (effective May 12, 2017) (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 16, 2017)*

10.23
Description of Vectrus, Inc. Non-Management Director Annual Compensation (effective May 18, 2018) (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 22, 2018)*

10.24
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 19, 2014)

10.25
Amendment No. 1 to Credit Agreement by and among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 19, 2016 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on April 20, 2016)

10.26
Amendment and Restatement Agreement among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on November 15, 2017)

10.27	Form of Indemnification Agreement for Directors of Vectrus, Inc. (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.28	Vectrus, Inc. 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 4.3 of Vectrus, Inc.’s Registration Statement on Form S-8 filed on September 24, 2014)*
10.29
Vectrus, Inc. 2014 Omnibus Incentive Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.6 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.30	Vectrus, Inc. 2014 Omnibus Incentive Plan (As Amended and Restated as of May 13, 2016) (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*
10.31	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.17 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 15, 2016)*
10.32
Vectrus, Inc., Annual Incentive Plan for Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*

10.33	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 16, 2015)*
10.34	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
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

10.37
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

10.40
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
10.43
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

10.45
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Agreement - General Grant - Cash Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.9 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.46
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

21	Subsidiaries of the Company+
23	Consent of Deloitte & Touche LLP+
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.+

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.+

101
The following materials from Vectrus, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.#

* Indicates management contract or compensatory plan or arrangement.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTRUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Vectrus, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vectrus, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 26, 2019

We have served as the Company's auditor since 2013.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Revenue	$1,279,304	$1,114,788	$1,190,519
Cost of revenue	1,164,609	1,012,840	1,083,607
Selling, general and administrative expenses	66,372	60,728	64,086
Operating income	48,323	41,220	42,826
Interest expense, net	(5,071)	(4,640)	(5,639)
Income from operations before income taxes	43,252	36,580	37,187
Income tax expense (benefit)	7,956	(22,917)	13,532
Net income	$35,296	$59,497	$23,655

Earnings per share
Basic	$3.14	$5.40	$2.21
Diluted	$3.10	$5.31	$2.16
Weighted average common shares outstanding - basic	11,224	11,021	10,714
Weighted average common shares outstanding - diluted	11,378	11,209	10,974
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$35,296	$59,497	$23,655
Other comprehensive income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	292	(240)	216
Net change in fair value of foreign currency forwards	(358)	(1)	(2)
Tax benefit (expense)	14	86	(76)
Net change in derivative instrument	(52)	(155)	138
Foreign currency translation adjustments	(1,426)	3,052	(975)
Other comprehensive (loss) income, net of tax	(1,478)	2,897	(837)
Total comprehensive income	$33,818	$62,394	$22,818
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share information)	2018	2017
Assets
Current assets
Cash	$66,145	$77,453
Receivables	232,119	174,995
Costs incurred in excess of billings	—	12,751
Other current assets	15,063	6,747
Total current assets	313,327	271,946
Property, plant, and equipment, net	13,419	3,733
Goodwill	233,619	216,930
Intangible assets, net	8,630	121
Other non-current assets	3,248	2,821
Total non-current assets	258,916	223,605
Total Assets	$572,243	$495,551
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$156,393	$115,899
Billings in excess of costs	—	3,766
Compensation and other employee benefits	41,790	39,304
Short-term debt	4,500	4,000
Other accrued liabilities	22,303	19,209
Total current liabilities	224,986	182,178
Long-term debt, net	69,137	73,211
Deferred tax liability	55,358	55,329
Other non-current liabilities	1,462	1,461
Total non-current liabilities	125,957	130,001
Total liabilities	350,943	312,179
Commitments and contingencies (Note 17)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,266,906 and 11,120,528 shares issued and outstanding as of December 31, 2018 and 2017, respectively	113	111
Additional paid in capital	71,729	67,526
Retained earnings	152,616	117,415
Accumulated other comprehensive loss	(3,158)	(1,680)
Total shareholders' equity	221,300	183,372
Total Liabilities and Shareholders' Equity	$572,243	$495,551
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
Operating activities
Net income	$35,296	$59,497	$23,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,798	1,686	1,920
Amortization of intangible assets	1,999	—	—
Loss on disposal of property, plant, and equipment	348	—	405
Stock-based compensation	4,096	4,467	4,649
Amortization of debt issuance costs	426	1,464	1,198
Changes in assets and liabilities:
Receivables	(24,646)	178	37,814
Other assets	(8,193)	3,455	(13,903)
Accounts payable	29,960	(4,346)	(3,766)
Billings in excess of costs	—	2,345	(4,605)
Deferred taxes	475	(35,321)	(2,163)
Compensation and other employee benefits	178	3,256	(1,808)
Other liabilities	(1,681)	(1,271)	(6,778)
Net cash provided by operating activities	40,056	35,410	36,618
Investing activities
Purchases of capital assets	(10,025)	(2,344)	(741)
Proceeds from the disposition of assets	33	—	116
Acquisition of business, net of cash acquired	(36,855)	—	—
Distributions from equity investment	—	—	573
Net cash (used in) investing activities	(46,847)	(2,344)	(52)
Financing activities
Proceeds from issuance of long-term debt	—	80,000	—
Repayments of long-term debt	(4,000)	(86,000)	(29,000)
Proceeds from revolver	207,000	42,500	74,000
Repayments of revolver	(207,000)	(42,500)	(74,000)
Proceeds from exercise of stock options	1,595	2,031	2,146
Payment of debt issuance costs	—	(1,844)	(221)
Payments of employee withholding taxes on share-based compensation	(880)	(1,317)	(987)
Net cash (used in) financing activities	(3,285)	(7,130)	(28,062)
Exchange rate effect on cash	(1,232)	3,866	(848)
Net change in cash	(11,308)	29,802	7,656
Cash-beginning of year	77,453	47,651	39,995
Cash-end of year	$66,145	$77,453	$47,651
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,973	$5,886	$5,278
Income taxes paid	$11,588	$4,802	$26,068
Purchase of capital assets on account	$1,128	$—	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2015	10,612	$106	$58,640	$34,304	$(3,740)	$89,310
Net income	—	—	—	23,655	—	23,655
Foreign currency translation adjustments	—	—	—	—	(975)	(975)
Unrealized gain on cash flow hedge	—	—	—	—	138	138
Employee stock awards and stock options	283	3	1,288	—	—	1,291
Stock-based compensation	—	—	3,982	—	—	3,982
Balance at December 31, 2016	10,895	$109	$63,910	$57,959	$(4,577)	$117,401
Net income	—	—	—	59,497	—	59,497
Adoption of ASU 2016-09	—	—	41	(41)	—	—
Foreign currency translation adjustments	—	—	—	—	3,052	3,052
Unrealized loss on cash flow hedge	—	—	—	—	(155)	(155)
Employee stock awards and stock options	226	2	712	—	—	714
Stock-based compensation	—	—	2,863	—	—	2,863
Balance at December 31, 2017	11,121	$111	$67,526	$117,415	$(1,680)	$183,372
Net income	—	—	—	35,296	—	35,296
Cumulative effects of adoption of ASC Topic 606 revenue recognition guidance	—	—	—	(95)	—	(95)
Foreign currency translation adjustments	—	—	—	—	(1,426)	(1,426)
Unrealized loss on cash flow hedge	—	—	—	—	(52)	(52)
Employee stock awards and stock options	146	2	713	—	—	715
Stock-based compensation	—	—	3,490	—	—	3,490
Balance at December 31, 2018	11,267	$113	$71,729	$152,616	$(3,158)	$221,300
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
Vectrus was incorporated in the State of Indiana on February 4, 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus and Vectrus became an independent, publicly traded company. The Consolidated Financial Statements reflect the consolidated operations of Vectrus as a separate stand-alone entity.
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation in May 2015.
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now Aptim Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in the Consolidated Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Consolidated Statements of Cash Flows. Any remaining cash distribution is recorded in other assets in the Consolidated Statements of Cash Flows. As of December 31, 2018 and December 31, 2017, our investment balance in HDSS was $2.4 million and $1.7 million, respectively.
Summary of Significant Accounting Policies
Principles of Consolidation
Vectrus consolidates companies in which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income taxes, fair value and impairment of goodwill and valuation of assets and certain contingent liabilities. Actual results could differ from these estimates.
Reclassifications
Certain reclassifications have been made to the presentation of amounts in our Consolidated Balance Sheet as of December 31, 2017 to conform to the current year presentation. Specifically, certain intangible assets were reclassified from non-current assets and are now presented separately on our Consolidated Balance Sheets.
Revenue Recognition
In 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Several ASUs have been issued since the issuance of ASU 2014-09, which modify certain sections of ASU 2014-09 and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We adopted the new standard, Accounting Standards Codification (ASC) Topic 606, on January 1, 2018, using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. See Note 3, "Revenue," for the quantification of these adjustments.

As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606 is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate contracts when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. For most U.S. Government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue.
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
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 17, "Commitments and Contingencies" for additional information regarding U.S. government reserve amounts.
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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the years ended December 31, 2018, 2017 and 2016 are presented in the following table:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Favorable adjustments	$14,962	$18,256	$15,296
Unfavorable adjustments	(13,359)	(6,704)	(7,837)
Net favorable adjustments	$1,603	$11,552	$7,459
The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we may receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to fund current operating expenses under the contract. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the year ended December 31, 2018, 2017 and 2016, we had total revenue of $1.3 billion, $1.1 billion, and $1.2 billion, all of which was derived from U.S. government customers. For the years ended December 31, 2018, 2017 and 2016, we generated approximately 73%, 82% and 84%, respectively, of our total revenue from the U.S. Army.
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
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing during the fourth fiscal quarter. In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test as described below. Otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.
The quantitative impairment test is a two-step test. In the first step, the estimated fair value of the reporting unit is developed and compared to the carrying value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the impairment test is performed in order to measure the impairment loss to be recorded. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies.
    We acquired SENTEL in 2018. See Note 5, "SENTEL Acquisition" for further discussion of goodwill recognized in the SENTEL acquisition.
Intangible Assets
We recognize an acquired intangible asset apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized over useful lives of four to eight years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets.

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
Depreciation and amortization is generally computed using either an accelerated or straight-line method and is based on estimated useful lives or lease term as follows:

Years
Building improvements	3 – 10
Machinery, equipment and vehicles	3 – 12
Furniture, fixtures, and office equipment	3 – 7
Operating Leases
Many of our real property lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. Leasehold improvements capitalized in property, plant and equipment are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.
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
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, all of our revenue for the years ended December 31, 2018, 2017 and 2016 was with the U.S. government.
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
Refer to Note 9, "Derivative Instruments," for additional information regarding our derivative activities.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires lessees to account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have substantially completed our implementation plan. We have revised our controls and processes to address the lease standard and have completed the implementation and data input for our lease accounting software tool. We have elected the package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840. We have not elected, however, to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840. Adoption of the standard is expected to have an impact of approximately $10 million on our Consolidated Balance Sheet for the addition of lease assets and liabilities related to operating leases. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to our lease portfolio. We are incorporating the collection of relevant data into our processes in preparation for disclosure in 2019. We do not expect ASU 2016-02 to have a material impact on our results of operations or cash flows.
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
Accounting Standards That Were Adopted
In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Several ASUs have been issued since the issuance of ASU 2014-09, which modify certain sections of ASU 2014-09 and are intended to promote a more consistent interpretation and application of the principles outlined in the standard. We adopted the new revenue recognition standard, ASC Topic 606, using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings as of January 1, 2018. See Note 1, "Description of Business and Summary of Significant Accounting Policies," and Note 3, "Revenue" for a discussion of this new standard.
Other new pronouncements issued but not effective until after December 31, 2018 are not expected to have a material impact on our financial position, results of operations or cash flows.
NOTE 3
REVENUE
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate contracts when the option or IDIQ task order is exercised or awarded.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and therefore, are accounted for as part of the existing contract.
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
Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year (or less) option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. We expect to recognize a substantial portion of our performance obligations as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience or for cause. Substantially all of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Remaining performance obligations increased by $139.1 million as of December 31, 2018 as compared to December 31, 2017. We expect to recognize approximately 100% of the remaining performance obligations as of December 31, 2018 as revenue in 2019. Remaining performance obligations as of December 31, 2018 and December 31, 2017 are presented in the following table:

	Year Ended December 31,
(In millions)	2018	2017
Performance Obligations	$858	$719
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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments to operating income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are presented in the following table:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Favorable adjustments	$14,962	$18,256	$15,296
Unfavorable adjustments	(13,359)	(6,704)	(7,837)
Net favorable adjustments	$1,603	$11,552	$7,459
For the years ended December 31, 2018, 2017, and 2016, the net favorable adjustments to operating income increased revenue by $0.8 million, $9.7 million and $7.2 million, respectively.
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
The following tables present our revenue disaggregated by different categories. Revenue by contract type for the years 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cost-plus and cost-reimbursable ¹	$995,415	$818,908	$892,842
Firm-fixed-price	283,889	295,880	297,677
Total revenue	$1,279,304	$1,114,788	$1,190,519

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the years 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Middle East	$889,620	$871,821	$976,586
United States	269,750	168,003	157,161
Europe	119,934	74,964	56,772
Total revenue	$1,279,304	$1,114,788	$1,190,519
Revenue by contract relationship for the years 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Prime contractor	$1,200,726	$1,083,485	$1,131,773
Subcontractor	78,578	31,303	58,746
Total revenue	$1,279,304	$1,114,788	$1,190,519
Revenue by customer for the years 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Army	$934,427	$915,554	$1,004,842
Air Force	259,511	177,338	165,611
Navy	38,802	21,896	20,066
Other	46,564	—	—
Total revenue	$1,279,304	$1,114,788	$1,190,519

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we may receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to ensure that both parties are in conformance with the primary contract terms. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
During the year ended December 31, 2018, we recognized $0.9 million in revenue from performance obligations that were satisfied in prior periods.
As of December 31, 2018, we had contract assets of $181.0 million. Refer to Note 7, "Receivables," for additional information regarding the composition of our receivables balances. As of December 31, 2018, our contract liabilities were insignificant.
ASC Topic 606 Impact
We adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method with an unfavorable cumulative-effect adjustment of $0.1 million to opening retained earnings. The new ASC Topic 606 guidance was applied to contracts that were not completed as of the effective date of the guidance. During implementation of the standard, we identified performance obligations on the basis of the current version of the executed contract, including any contract modifications since inception; determined the transaction price, including any variable consideration, as of the effective date; and allocated the transaction price determined to the performance obligation identified. ASC Topic 606 differs from former ASC Topic 605 as we no longer recognize adjustments in estimated costs at completion as costs incurred in excess of billings on the balance sheet for firm-fixed price contracts. Adjustments in contract estimates for firm-fixed price contracts will result in more variability to revenue from period to period. The cumulative impact of an adjustment in estimated profit recorded to date on a contract will continue to be recognized in the period it is identified.
We determined that certain incentive bonuses met the criteria of incremental costs of acquiring contracts. We capitalize these bonuses and recognize these costs ratably over the terms of the related contracts, including the base year and any subsequent anticipated option years. Prior to the adoption of ASC 606, we recognized these costs as they were incurred. As of December 31, 2018, we have capitalized $0.4 million and recognized less than $0.1 million of amortization expense related to certain incentive bonuses for the year ended December 31, 2018.
The adoption of ASC Topic 606 had the most significant impact to our accounting for firm-fixed-price contracts. Under ASC Topic 606 guidance, our firm-fixed-price contracts recognize revenue and earnings over time with the continuous transfer of services to the customer, using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to reflect progress. Adjustments in estimated costs at completion were previously recorded as costs incurred in excess of billings or billings in excess of costs on the Consolidated Balance Sheets. Adjustments in contract estimates for firm-fixed-price contracts are now recorded as unbilled receivables. This change will result in more variability to revenue from period to period. Despite this variability, a firm-fixed-price contract’s cash flows and overall profitability at contract completion are the same.
The effects of the adoption of ASC Topic 606, using the modified retrospective method on January 1, 2018, are outlined in the following table:

(In thousands)	Year Ended December 31, 2017	Impact	January 1, 2018
Receivables (unbilled)	$121,601	$10,457	$132,058
Costs incurred in excess of billings	$12,751	$(12,751)	$—
Billings in excess of costs	$3,766	$(3,766)	$—
Impact to contract liabilities	$—	$1,621	$1,621
Retained earnings, net of tax	$117,415	$(95)	$117,320

The following table reflects the balances of financial statement line items under the ASC Topic 606 revenue recognition guidance compared to the former ASC Topic 605 revenue guidance for the year ended December 31, 2018:

	Year Ended
	December 31, 2018
	New Guidance	Former Guidance
(In thousands)	ASC Topic 606	ASC Topic 605
Revenue	$1,279,304	$1,269,560
Cost of revenue	$1,164,609	$1,148,199
Selling, general and administrative expenses	$66,372	$66,372
Operating income	$48,323	$54,989
NOTE 4
INCOME TAXES
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2018, we did not establish or release an additional valuation allowance.
We provide for U.S. deferred taxes on the excess of financial reporting basis over the U.S. tax basis for our foreign earnings when we do not plan to reinvest such earnings indefinitely outside the United States.

The sources of pre-tax income and the components of income tax expense for the years ended December 31, 2018, 2017 and 2016, respectively, are as follows:

(in thousands)	2018	2017	2016
Income Components
United States	$41,449	$34,386	$37,276
Foreign	1,803	2,194	(89)
Total pre-tax income from continuing operations	$43,252	$36,580	$37,187
Income tax expense components
Current income tax provision
United States-Federal	$6,305	$11,952	$15,106
United States-State and local	653	206	311
Foreign	515	758	371
Total current income tax provision	7,473	12,916	15,788
Deferred income tax provision (benefit)
United States-Federal	(79)	(35,486)	(1,733)
United States-State and local	52	(260)	(278)
Foreign	510	(87)	(245)
Total deferred income tax provision (benefit)	483	(35,833)	(2,256)
Total income tax expense (benefit)	$7,956	$(22,917)	$13,532
Effective income tax rate	18.4%	(62.6)%	36.4%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2018	2017	2016
Tax provision at U.S. statutory rate	21.0%	35.0%	35.0%
State and local income tax, net of federal benefit	1.3%	(0.1)%	0.1%
Foreign taxes	0.3%	(2.5)%	—%
Uncertain tax positions	3.4%	—%	—%
Prior year true-ups	0.4%	0.3%	—%
Foreign derived intangible income deduction	(2.9)%	—%	—%
Credits	(0.8)%	—%	—%
Other	0.4%	1.7%	1.3%
Impact of federal rate change	(4.7)%	(97.0)%	—%
Effective income tax rate	18.4%	(62.6)%	36.4%

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2018	2017
Deferred Tax Assets
Costs incurred in excess of billings	$—	$814
Compensation and benefits	4,444	4,667
Reserves	3,028	2,473
Other	802	854
Net operating losses	295	133
Total deferred tax assets	$8,569	$8,941
Deferred Tax Liabilities
Goodwill and intangibles	$(46,832)	$(46,890)
Unbilled receivables	(15,112)	(16,635)
Property, plant and equipment, net	(709)	774
Other liabilities	(1,192)	(1,169)
Total deferred tax liabilities	(63,845)	(63,920)
Net deferred tax liabilities	$(55,276)	$(54,979)
Uncertain Tax Position
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2018, 2017 and 2016 is as follows:

(in thousands)	2018	2017	2016
Unrecognized tax benefits-January 1,	$—	$429	$—
Additions for:
Current year tax positions	1,275	—	429
Prior year tax positions	480	—	—
Reductions for:
Settlements with tax authorities	—	(429)	—
Prior year tax positions	—	—	—
Unrecognized tax benefits-December 31,	$1,755	$—	$429
As of December 31, 2018, 2017 and 2016, unrecognized tax benefits from uncertain tax positions were $1.8 million, $0.0 million and $0.4 million, respectively. We generated $1.3 million of unrecognized benefits during the year ended December 31, 2018 related to a current year position, as we are awaiting further guidance on the foreign derived intangible income (FDII) deduction. We generated $0.5 million of unrecognized tax benefits during the year ended December 31, 2018 related to prior year positions as a result of timing differences that were included on our 2017 income tax return that will be reversed and effectively settled with the filing of our 2018 income tax return. We effectively settled $0.4 million of unrecognized tax benefits during the year ended December 31, 2017 with the filing of our 2016 income tax returns during 2017.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Income. During 2018, 2017 and 2016, we recognized interest expense related to tax matters of $0.0 million, $0.0 million and $0.0 million, respectively.
The Company's earliest open tax year in the U.S. is 2015.
Tax Cuts and Jobs Act

As the result of the passage of the Tax Cuts and Jobs Act (the Tax Act), on December 22, 2017 the Securities and Exchange Commission released Staff Accounting Bulletin 118 (SAB 118) to provide guidance for companies that had not completed accounting for the income tax effects of the Tax Act prior to the release of their financial statements. SAB 118 provides guidance regarding disclosure on positions taken in the financial reports under three scenarios; (i) where the accounting for the income tax effects is complete, (ii) where the accounting for the income tax effects is incomplete but a reasonable estimate is available, and (iii) where the accounting for the income tax effects is incomplete and a reasonable estimate is not available.

We have concluded our analysis of the tax impacts of the Tax Act as of December 31, 2018 with respect to the currently available guidance. In addition to the tax benefit of $35.1 million recorded as of December 31, 2017, we have recorded an additional benefit of $2.0 million. This additional benefit relates to tax planning with regard to the impact of the federal rate change as included in the filing of the 2017 income tax returns in 2018. We analyzed further the adjustments to our stock compensation deferred tax assets for the changes to Section 162(m) of the Internal Revenue Code, as well as the final calculations of earnings and profits for our transition tax calculation. The changes to both calculations resulting from the additional analysis were minimal and are included in the tax provision.
    Under GAAP, we are allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to global intangible low taxed income (GILTI) as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We have chosen to account for GILTI under the period cost method as an accounting policy, and therefore the anticipated future expense associated with GILTI is not reflected in our financial statements.
As of the close of the SAB 118 period, there are impacts of the Tax Act regarding both federal and state income taxes that we expect will require additional analysis due to the lack of guidance. As such, we will continue to re-evaluate the impacts of these provisions as additional guidance is released. Such guidance may affect our federal and state tax liabilities in the future. Any additional income tax benefit or expense recorded will occur outside of the SAB 118 period.
In addition to the Tax Act items analyzed as part of SAB 118, we included the impacts of GILTI and foreign derived FDII as part of the income tax provision. For the year ended December 31, 2018, GILTI resulted in additional income tax expense of $0.1 million and FDII resulted in an income tax benefit of $1.3 million. We have provided for a full reserve on the FDII until the U.S. Treasury issues additional guidance in this area. We will continue to analyze further guidance on these topics as it is released at both the federal and state level.
NOTE 5
SENTEL ACQUISITION
On January 23, 2018, we acquired 100% of the outstanding common stock of SENTEL. In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and assumed liabilities for inclusion in our Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e., intangibles related to contractual relationships) were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
The total net consideration paid for the acquisition was $36.9 million, consisting of the purchase price of $36.0 million and $0.9 million in excess of the working capital requirement agreed upon in the stock purchase agreement entered into among our wholly-owned subsidiary VSC, SENTEL, R&R Enterprises, Inc. and Russell T. Wright. The acquisition was funded by utilizing cash on hand and available capacity from our Amended Revolver (as defined in Note 8, "Debt").

(In thousands)	Allocation of Purchase Price
Receivables	$23,339
Property, plant and equipment	810
Goodwill	16,689
Intangible assets	10,500
Other current assets	975
Accounts payable	(10,012)
Other current liabilities	(5,446)
Purchase price, net of cash acquired	$36,855

We completed the purchase accounting for this acquisition as of December 31, 2018. We recognized two intangible assets related to customer contracts, the backlog and the contract re-competes arising from the acquisition. The fair value of the backlog was $6.5 million and the fair value of the contract re-competes was $4.0 million with amortization periods of 4.0 years and 8.0 years, respectively. The weighted-average remaining useful life of these two intangible assets is 4.7 years. During the year ended December 31, 2018, we recorded amortization expense of $2.0 million. The amortization expense is included in cost of revenue in our Consolidated Statements of Income.

Additionally, we recognized goodwill of $16.7 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering in the converging physical and digital infrastructure market, and enhancing our information technology, technical solutions and logistics capabilities, while expanding our client base to customers in the U.S. intelligence community. The goodwill recognized for the SENTEL acquisition is fully deductible for income tax purposes.
Through December 31, 2018, we have recorded acquisition-related costs of $0.8 million, which are included in selling, general and administrative expenses in our Consolidated Statements of Income. We do not believe that any additional costs related to the acquisition will be significant. These costs do not reflect internal non-recurring integration costs.
SENTEL’s results of operations for 2018 have been included in our Consolidated Statements of Income for the period subsequent to the acquisition on January 23, 2018. For the year ended December 31, 2018, SENTEL contributed $112.3 million of revenue. For the year ended December 31, 2017, SENTEL recognized revenue of $107.0 million. Income from operations before income taxes for SENTEL was insignificant in both years.
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

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net Income	$35,296	$59,497	$23,655

Weighted average common shares outstanding	11,224	11,021	10,714
Add: Dilutive impact of stock options	63	67	97
Add: Dilutive impact of restricted stock units	91	121	163
Diluted weighted average common shares outstanding	11,378	11,209	10,974

Earnings per share
Basic	$3.14	$5.40	$2.21
Diluted	$3.10	$5.31	$2.16
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Anti-dilutive stock options	3	8	—
Anti-dilutive restricted stock units	—	—	9
Total	3	8	9
NOTE 7
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2018	2017
Billed receivables	$44,868	$50,595
Unbilled receivables (contract assets)	181,009	121,601
Other	6,242	2,799
Receivables	$232,119	$174,995

As of December 31, 2018 and 2017, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $0.9 million of our unbilled receivables as of December 31, 2018 may not be collected within the next twelve months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customer payments.
Refer to Note 3, "Revenue," for a discussion of the impact of the adoption of ASC Topic 606 on our receivables.
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
We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. We also used $1.8 million from the Amended Term Loan to pay debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Amendment Agreement. Amortization expense relating to debt issuance costs on the Amendment Agreement was $0.4 million for the year ended December 31, 2018. Amortization expense relating to debt issuance costs on the Credit Agreement was $1.4 million for the year ended December 31, 2017, which included $0.8 million of unamortized debt issuance costs as of the date of the Amendment Agreement. Amortization expense relating to debt issuance costs on the Credit Agreement was $1.2 million for the year ended December 31, 2016. All debt issuance amortization costs are included in interest expense in the Consolidated Statements of Income.

The Amended Term Loan amortizes in an amount equal to $1.0 million per quarter for the fiscal quarters ending December 31, 2017 through September 30, 2019, $1.5 million per quarter for the fiscal quarters ending December 31, 2019 through September 30, 2020, $2.0 million per quarter for the fiscal quarters ending December 31, 2020 through September 30, 2021, $2.6 million for the fiscal quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of December 31, 2018, the balance outstanding under the Amended Term Loan was $75.0 million.

The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022. There were no outstanding borrowings under the Amended Revolver at December 31, 2018. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of December 31, 2018, there were six letters of credit outstanding in the aggregate amount of $10.1 million, which reduced our borrowing availability under the Amended Revolver to $109.9 million.

The Company's aggregate scheduled maturities of the Amended Term Loan as of December 31, 2018, are as follows:

(In thousands)	Payments due
2019	$4,500
2020	6,500
2021	8,600
2022	55,400
Total	$75,000
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
Covenants. The Amended Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of December 31, 2018, the maximum amount of dividends we could pay was $19.3 million.

In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (or 3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of December 31, 2018, we had a ratio of total consolidated indebtedness to EBITDA of 1.25 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 11.61 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of December 31, 2018.

Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at December 31, 2018 was 4.53%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.

Carrying Value and Fair Value. The fair value of the Amended Credit Facilities approximates the carrying value as of December 31, 2018 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

Carrying values and fair values of the Amended Term Loan on the Consolidated Balance Sheet as of December 31, 2018 were as follows:

	December 31, 2018
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,500	$4,500
Long-term debt	70,500	70,500
Total debt	75,000	$75,000
Debt financing fees	(1,363)
Total debt with debt financing fees	$73,637

Carrying values and fair values of the Amended Term Loan on the Consolidated Balance Sheet as of December 31, 2017 were as follows:

	December 31, 2017
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,000	$4,000
Long-term debt	75,000	75,000
Total debt	79,000	$79,000
Debt financing fees	(1,789)
Total debt with debt financing fees	$77,211

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
In December 2017, we terminated the derivative instruments entered into during May 2016 and May 2015 and entered into a new derivative instrument to hedge a portion of our exposure to interest rate risk under the Amended Term Loan. As a result of terminating the derivatives, we received $0.4 million in cash for the fair value of the derivative instruments, reduced other current and other non-current assets by $0.4 million, and reduced accumulated other comprehensive loss by $0.4 million on the Consolidated Balance Sheet as of December 31, 2017. In addition, we decreased interest expense on the Consolidated Statements of Income by $0.4 million for the year ended December 31, 2017. No other derivative gains or losses were recognized in 2017.
In addition to the new hedge entered into during December 2017, during February 2018, and April 2018 we entered into additional derivative instruments to hedge a portion of our exposure to interest rate risk under the variable-rate portion of the Amended Term Loan (the interest rate swaps). The interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with a notional amount totaling $56.4 million at December 31, 2018 and expiration dates through November 2022, are recorded at fair value.
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
Net interest rate derivative losses of approximately $0.2 million were reclassified from accumulated other comprehensive loss to interest expense in our Consolidated Statements of Income during 2018.
The following table summarizes the amount at fair value and location of the derivative instrument in the Consolidated Balance Sheet as of December 31, 2018:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$121
Interest rate swap designated as cash flow hedge	Other non-current assets	$104

The following table summarizes the amount at fair value and location of the terminated derivative instruments in the Consolidated Balance Sheet as of December 31, 2017:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$127
Interest rate swap designated as cash flow hedge	Other non-current assets	$60
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of December 31, 2018, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Foreign Currency Derivative Instrument
We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in cash flows and earnings caused by fluctuations in foreign exchange rates, we entered into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation. As of December 31, 2018, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2020.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of December 31, 2018.
Our foreign currency derivative instruments are recorded at fair value as a derivative asset or liability in the Consolidated Balance Sheets. The foreign currency forward contracts are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining term of the contract incorporating observable market inputs such as prevailing foreign currency exchange rates as of the reporting date (Level 2).
Forward contracts acquired prior to December 31, 2017 were not designated as hedging instruments and changes in fair value of these contracts were recognized within selling, general and administrative expense in the Consolidated Statements of Income. Forward contracts entered into after December 31, 2017 were designated and qualify as hedging instruments. Changes in the fair value of these instruments are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, within selling, general and administrative expense on the Consolidated Statements of Income as the forward contracts are settled. The ineffective portion of the change in fair value of the forward contracts, if any, is recognized directly in earnings in selling, general and administrative expense. In the Consolidated Statements of Cash Flows, we classify cash flows from foreign currency derivative instruments at settlement in the same category as the cash flows from the related hedged item, generally within cash provided by operating activities.
During 2018, net foreign currency derivative losses of less than $0.1 million were recognized in selling, general and administrative expense. These losses related to our non-designated hedges, all of which were settled in 2018. During 2017 no foreign currency derivative gains or losses were recognized in our Consolidated Statements of Income. The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Consolidated Balance Sheet as of December 31, 2018.

	Fair Value
(In thousands)	Balance sheet caption	Amount
Foreign currency forward contracts designated as cash flow hedge	Other accrued liabilities	$351
Foreign currency forward contracts designated as cash flow hedge	Other non-current liabilities	$7
At December 31, 2018, the notional amount of our outstanding foreign currency foreign exchange contracts, all of which were for the exchange of U.S. dollars and Euros, was $7.4 million.

NOTE 10
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2018	2017
Accrued salaries and wages	$20,435	$21,879
Accrued bonus	7,261	4,210
Accrued employee benefits	14,094	13,215
Total	$41,790	$39,304
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2018	2017
Workers' compensation, auto and general liability reserve	$5,369	$4,615
Contract related reserves	7,133	7,426
Other accrued liabilities	9,801	7,168
Total	$22,303	$19,209
NOTE 11
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2018	2017
Buildings and improvements	$1,168	$5,197
Machinery and equipment	14,242	5,556
Furniture, fixtures and office equipment	5,877	4,895
Property, plant and equipment, gross	21,287	15,648
Less: accumulated depreciation and amortization	(7,868)	(11,915)
Property, plant and equipment, net	$13,419	$3,733
Depreciation expense of property, plant and equipment was $1.8 million, $1.7 million and $1.9 million in 2018, 2017, and 2016, respectively.

NOTE 12
LEASES AND RENTALS
Operating Leases
The Company leases certain offices, buildings, automobiles, computers, land and other equipment under operating leases. As of December 31, 2018, such leases expire at various dates through 2028 and may include renewal and payment escalation clauses. The Company often pays maintenance, insurance and tax expense related to leased assets. Rental expenses under our operating leases were approximately $6.3 million, $3.5 million and $6.0 million for 2018, 2017 and 2016, respectively. Future operating lease payments under non-cancellable operating leases with an initial term in excess of one year as of December 31, 2018 are shown below:

(In thousands)	Payments due
2019	$3,480
2020	2,986
2021	1,730
2022	894
2023	893
2024 and later	3,872
Total minimum lease payments	$13,855
NOTE 13
POST EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, with the addition of SENTEL, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $5.2 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of both December 31, 2018 and December 31, 2017, we had accrued $0.1 million of contributions under the Excess Savings Plan.
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

NOTE 14
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan, the 2014 Omnibus Incentive Plan, as amended and restated effective as of May 13, 2016 (the 2014 Omnibus Plan), to govern awards granted to Vectrus employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards and other awards. We account for NQOs and stock-settled RSUs as equity-based compensation awards. TSR awards, described below, and cash-settled RSUs are accounted for as liability-based compensation awards.
The maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2.6 million shares. As of December 31, 2018, there were 1.1 million shares remaining available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Compensation costs for equity-based awards	$3,490	$2,863
Compensation costs for liability-based awards	606	1,604
Total compensation costs, pre-tax	$4,096	$4,467
Future tax benefit	$888	$965
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value. The Company paid $1.0 million and $0.1 million related to liability-based compensation awards during the years ended December 31, 2018 and 2017, respectively.
At December 31, 2018, total unrecognized compensation costs related to equity-based awards and liability-based awards were $4.1 million and $1.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.75 years and 1.69 years, respectively.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2018, 2017 and 2016 and changes during the years then ended is presented below:

	Year Ended December 31,
	2018		2017		2016
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	325	$22.74	384	$21.47	486	$19.25
Granted	—	$0.00	75	$22.82	87	$20.06
Exercised	(73)	$21.87	(110)	$18.41	(158)	$13.63
Forfeited, canceled or expired	(1)	$20.62	(24)	$22.61	(31)	$22.51
Outstanding at December 31,	251	$23.00	325	$22.74	384	$21.47
Options exercisable	184	$23.35	201	$22.57	214	$20.35

The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2018:

(In thousands, except per share data)	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$12.94 - $21.98	172	6.80	$20.25	$250	112	6.24	$19.69	$211
$22.16 - $32.49	79	6.12	29.00	—	72	5.90	29.03	—
Total options and aggregate intrinsic value	251	6.58	$23.00	$250	184	6.11	$23.35	$211
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $21.58 per share on December 31, 2018, which would have been received by the option holders if all option holders had exercised their options as of that date. There were approximately 0.1 million exercisable options "out of the money" as of December 31, 2018. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $1.4 million and $1.6 million, respectively.
As of December 31, 2018, the total number of stock options expected to vest (including those that have already vested) was 0.3 million. These stock options have a weighted-average exercise price of $23.00 per share, an aggregate intrinsic value of $0.2 million and a weighted average remaining contractual life of 6.6 years.
The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. No stock options were granted in 2018. The following weighted-average assumptions were utilized in deriving the fair value for NQOs:

	Year Ended December 31,
	2017	2016
Expected volatility	30.8%	30.2%
Expected life (in years)	7	7
Risk-free rates	2.30%	1.69%
Weighted-average grant date fair value per share	$8.48	$7.06
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

The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018		2017		2016
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	221	$23.58	285	$23.01	350	$22.47
Granted	163	$33.08	144	$23.74	181	$21.25
Vested	(110)	$24.93	(171)	$23.18	(206)	$20.56
Forfeited or canceled	(17)	$25.54	(37)	$21.69	(40)	$22.68
Outstanding at December 31,	257	$28.90	221	$23.58	285	$23.01
The total grant date fair value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $3.3 million, $4.5 million and $3.4 million, respectively.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the years ended December 31, 2018, 2017, and 2016, we granted TSR awards with aggregate target TSR values of $2.2 million, $1.5 million, and $1.5 million, respectively. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. For the years ended December 31, 2018, 2017, and 2016, we recorded $0.3 million, $1.0 million and $0.6 million, respectively, in compensation expense related to TSR awards. Payments of $0.5 million were made in January 2019 for the 2016 TSR awards, and payments of $0.6 million were made in January 2018 for the 2015 TSR awards. Payments, if any, for the 2017 and 2018 TSR awards are expected to be made in January 2020 and January 2021, respectively. As of December 31, 2018 and 2017, we had $1.5 million and $1.9 million, respectively, recorded as a liability related to TSR awards in compensation and other employee benefits and other non-current liabilities on the Consolidated Balance Sheets.
NOTE 15
SHAREHOLDERS' EQUITY
In connection with the Spin-off, each of the shareholders of our Former Parent received one share of Vectrus common stock for every 18 shares of common stock of our Former Parent held on the record date resulting in the distribution of 10.5 million shares of Vectrus common stock to our Former Parent shareholders. As of December 31, 2018, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2018, there were 11.3 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2018 and 2017.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 2.6 million shares of common stock authorized under this plan. At December 31, 2018, we had a remaining balance of 1.1 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.
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
NOTE 17
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $7.8 million and $5.8 million as of December 31, 2018 and 2017, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
Legal Proceedings
We recently settled a class action employment lawsuit that was initiated in the United States District Court for the Western District of Washington in April 2010 against the predecessor of our Former Parent by individuals who worked on a particular contract in Kuwait after April 12, 2009. The plaintiffs alleged a breach of employment contract by the predecessor of our Former Parent due to an alleged violation of Kuwait labor law. Although we disputed the liability, the parties have negotiated a settlement, the terms of which include a settlement fund of up to $3.75 million, plus payroll taxes for wages paid to class members. The settlement fund includes the judge’s award of attorney’s fees, costs and class representative fees, with the remainder available to eligible class members pursuant to an allocation formula. The Company received final approval of the settlement by the District Court following a fairness hearing on October 16, 2018. Payments to eligible class members were made on February 1, 2019.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot reasonably predict the likelihood of such adjustments or the ultimate responsible party. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2012 and believe our potential cumulative liability for these years is insignificant. We currently do not have insight into the 2013 and 2014 negotiations or potential adjustments.
NOTE 18
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2018 and 2017:

	2018 QUARTERS				2017 QUARTERS
(In thousands, except per share data)	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total revenue	$320,516	$321,132	$308,095	$329,561	$290,063	$259,318	$269,625	$295,782
Gross Profit	26,466	29,068	29,131	30,030	25,362	25,735	24,406	26,445
Operating income	8,671	12,998	14,006	12,648	11,649	9,204	10,090	10,277
Net income	6,111	9,195	9,866	10,124	6,668	5,461	5,800	41,568
Basic earnings per share	$0.55	$0.82	$0.88	$0.90	$0.61	$0.50	$0.52	$3.77
Diluted earnings per share	$0.54	$0.81	$0.86	$0.89	$0.60	$0.49	$0.51	$3.70
Weighted average number of shares outstanding
Basic	11,146	11,235	11,248	11,262	10,909	10,987	11,075	11,026
Diluted	11,338	11,383	11,406	11,369	11,075	11,191	11,272	11,234

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: February 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director	February 26, 2019
/s/ Matthew M. Klein Matthew M. Klein	Senior Vice President and Chief Financial Officer	February 26, 2019
/s/ William B. Noon William B. Noon	Corporate Vice President and Chief Accounting Officer	February 26, 2019
/s/ Louis J. Giuliano Louis J. Giuliano	Director	February 26, 2019
/s/ Bradford J. Boston Bradford J. Boston	Director	February 26, 2019
/s/ Mary L. Howell Mary L. Howell	Director	February 26, 2019
/s/ William F. Murdy William F. Murdy	Director	February 26, 2019
/s/ Melvin F. Parker Melvin F. Parker	Director	February 26, 2019
/s/ Eric M. Pillmore Eric M. Pillmore	Director	February 26, 2019
/s/ Stephen L. Waechter Stephen L. Waechter	Director	February 26, 2019
/s/ Phillip C. Widman Phillip C. Widman	Director	February 26, 2019