Form 10-Q
period 2019-03-29
Vectrus, Inc.
filed 2019-05-07
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
or
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
Registrant’s telephone number, including area code:
(719) 591-3600
Securities Registered Under Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	VEC	New York Stock Exchange
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
As of May 3, 2019, there were 11,423,215 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 29,	March 30,
(In thousands, except per share data)	2019	2018
Revenue	$325,928	$320,516
Cost of revenue	295,596	294,050
Selling, general and administrative expenses	19,919	17,795
Operating income	10,413	8,671
Interest expense, net	(1,575)	(1,164)
Income from operations before income taxes	8,838	7,507
Income tax expense	1,747	1,396
Net income	$7,091	$6,111

Earnings per share
Basic	$0.63	$0.55
Diluted	$0.62	$0.54
Weighted average common shares outstanding - basic	11,292	11,146
Weighted average common shares outstanding - diluted	11,399	11,338
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Net income	$7,091	$6,111
Other comprehensive income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swap	(381)	520
Net change in fair value of foreign currency forward contracts	(98)	(5)
Net gain reclassified to interest expense	20	1
Tax benefit (expense)	99	(113)
Net change in derivative instruments	(360)	403
Foreign currency translation adjustments, net of tax	(823)	487
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to Retained Earnings	(259)	—
Other comprehensive (loss) income, net of tax	(1,442)	890
Total comprehensive income	$5,649	$7,001
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,
(In thousands, except share information)	2019	2018
Assets	(unaudited)
Current assets
Cash	$48,174	$66,145
Receivables	244,116	232,119
Other current assets	13,938	15,063
Total current assets	306,228	313,327
Property, plant, and equipment, net	14,961	13,419
Goodwill	233,619	233,619
Intangible assets, net	14,559	8,630
Right-of-use assets	19,627	—
Other non-current assets	4,075	3,248
Total non-current assets	286,841	258,916
Total Assets	$593,069	$572,243
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$143,837	$156,393
Compensation and other employee benefits	48,607	41,790
Short-term debt	5,000	4,500
Other accrued liabilities	37,193	22,303
Total current liabilities	234,637	224,986
Long-term debt, net	67,736	69,137
Deferred tax liability	54,049	55,358
Other non-current liabilities	8,403	1,462
Total non-current liabilities	130,188	125,957
Total liabilities	364,825	350,943
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,352,107 and 11,266,906 shares issued and outstanding as of March 29, 2019 and December 31, 2018, respectively	114	113
Additional paid in capital	72,764	71,729
Retained earnings	159,966	152,616
Accumulated other comprehensive loss	(4,600)	(3,158)
Total shareholders' equity	228,244	221,300
Total Liabilities and Shareholders' Equity	$593,069	$572,243
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Operating activities
Net income	$7,091	$6,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	788	403
Amortization of intangible assets	571	406
Loss on disposal of property, plant, and equipment	—	40
Stock-based compensation	1,462	1,415
Amortization of debt issuance costs	99	106
Changes in assets and liabilities:
Receivables	(12,650)	(37,042)
Other assets	94	(1,164)
Accounts payable	(11,367)	9,497
Deferred taxes	(1,090)	(827)
Compensation and other employee benefits	6,724	5,788
Other liabilities	1,892	3,630
Net cash used in operating activities	(6,386)	(11,637)
Investing activities
Purchases of capital assets and intangibles	(9,886)	(73)
Acquisition of business, net of cash acquired	—	(37,210)
Net cash used in investing activities	(9,886)	(37,283)
Financing activities
Repayments of long-term debt	(1,000)	(1,000)
Proceeds from revolver	48,000	31,000
Repayments of revolver	(48,000)	(31,000)
Proceeds from exercise of stock options	602	1,309
Payments of employee withholding taxes on share-based compensation	(683)	(785)
Net cash used in financing activities	(1,081)	(476)
Exchange rate effect on cash	(618)	690
Net change in cash	(17,971)	(48,706)
Cash-beginning of year	66,145	77,453
Cash-end of period	$48,174	$28,747

Supplemental disclosure of cash flow information:
Interest paid	$988	$991
Income taxes (refunded) paid	$(296)	$198
Non-cash investing activities:
Purchase of capital assets on account	$(966)	$—
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2017	11,121	$111	$67,526	$117,415	$(1,680)	$183,372
Net income				6,111		6,111
Cumulative effects of adoption of Accounting Standards Codification (ASC) Topic 606 revenue recognition guidance				(77)	—	(77)
Foreign currency translation adjustments					487	487
Unrealized loss on cash flow hedge					403	403
Employee stock awards and stock options	101	1	522			523
Stock-based compensation			867			867
Balance at March 30, 2018	11,222	$112	$68,915	$123,449	$(790)	$191,686

Balance at December 31, 2018	11,267	$113	$71,729	$152,616	$(3,158)	$221,300
Net income				$7,091		7,091
Cumulative effects of adoption of Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects from AOCI				259	(259)	—
Foreign currency translation adjustments					(823)	(823)
Unrealized gain on cash flow hedge					(360)	(360)
Employee stock awards and stock options	85	1	(82)			(81)
Stock-based compensation			1,117			1,117
Balance at March 29, 2019	11,352	$114	$72,764	$159,966	$(4,600)	$228,244

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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (March 29, 2019 for the first quarter of 2019 and March 30, 2018 for the first quarter of 2018), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Net sales and net earnings for any interim period are not necessarily indicative of future or annual results.
Leases
Beginning with our January 1, 2019 adoption of the new lease accounting standard, operating leases are included on our Condensed Consolidated Balance Sheets as right-of-use (“ROU”) assets, other accrued liabilities and other non-current liabilities.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate as of January 1, 2019 was applied to operating leases in effect as of that date. The operating lease ROU asset also includes any prepaid lease payments and excludes lease incentives. Many of our leases include one or more options to renew or terminate the lease, solely at our discretion. Such options are factored into the lease term when it is reasonably certain that we will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
As allowed under ASC Topic 842, we elected the package of practical expedients permitted under the transition guidance which allowed us to carry forward the historical lease classification, assessment of whether a contract was or contained a lease and assessment of initial direct costs. In addition, we have made policy elections to apply the short-term leases practical expedient, whereby leases with a term of twelve months or less are not capitalized and recorded on our balance sheet, and the practical expedient to not separate lease components from nonlease components. The latter expedient is applied to all of our leases. We did not elect to apply the hindsight practical expedient in determining lease terms and assessing impairment of ROU assets. See Note 2,"Recent Accounting Pronouncements" and Note 10,"Leases" for further information.

Reclassifications
Certain reclassifications have been made to the presentation of amounts in our Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2018 to conform to the current year presentation. Specifically, depreciation and amortization which were combined and disclosed as one amount are now presented separately.

NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04. The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and, in instances where the carrying amount exceeds the fair value, recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of ASU 2017-04 is permitted on goodwill impairment tests performed after January 1, 2017. ASU 2017-04 should be applied on a prospective basis. The standard is not expected to have a material impact on our consolidated financial statements.
Other new pronouncements issued but not effective are not expected to have a material impact on our financial position, results of operations or cash flows.
Accounting Standards That Were Adopted
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Act). We adopted the provisions of ASU 2018-02 during the first quarter of 2019 and recorded a $0.3 million decrease to accumulated other comprehensive income and a corresponding increase to beginning retained earnings to reflect the changes in the U.S. federal corporate income tax rate as a result of the Tax Act. As a result of the adoption of ASU 2018-02, our policy to release income tax effects in accumulated other comprehensive income is consistent with the underlying book method.
In February 2016, the FASB issued ASU 2016-02, with amendments issued in 2018. The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard requires lessees to recognize most leases on the Condensed Consolidated Balance Sheets but does not change the manner in which expenses are recorded in the income statement. We adopted the standard during the first quarter of 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting comparative periods presented.
See Note 1,"Description of Business and Summary of Significant Accounting Policies" and Note 10,"Leases" for further information.
In 2017, the FASB issued ASU 2017-12, which provided guidance to amend and simplify the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, eliminates the requirements to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. We adopted the provisions of ASU 2017-12 during the first quarter of 2019. Adoption of this guidance did not have a material impact on our financial statements or disclosures.
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

Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue. Determining progress on performance obligations requires us to make judgments that affect the timing of revenue recognition. Remaining performance obligations represent firm orders by the customer and exclude potential orders under IDIQ contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
Remaining performance obligations increased by $619.7 million as of March 29, 2019 as compared to December 31, 2018. We expect to recognize approximately 75% of the remaining performance obligations as of March 29, 2019 as revenue in 2019, and the remaining 25% during 2020. Remaining performance obligations as of March 29, 2019 and December 31, 2018 are presented in the following table:

	March 29,	December 31,
(In millions)	2019	2018
Performance Obligations	$1,478	$858

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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended March 29, 2019 and March 30, 2018 are presented in the following table:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Favorable adjustments	$2,502	$4,152
Unfavorable adjustments	(3,585)	(1,311)
Net (unfavorable) favorable adjustments	$(1,083)	$2,841

For the three months ended March 29, 2019, the net unfavorable adjustments to operating income decreased revenue by $0.4 million and for the three months ended March 30, 2018, the net favorable adjustments to operating income increased revenue by $3.4 million.
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
The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three months ended March 29, 2019 and March 30, 2018 is as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Cost-plus and cost-reimbursable ¹	$251,478	$230,208
Firm-fixed-price	74,450	90,308
Total revenue	$325,928	$320,516

¹ Includes time and material contracts

Revenue by geographic region in which the contract is performed for the three months ended March 29, 2019 and March 30, 2018 is as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Middle East	$226,416	$219,880
United States	71,410	73,788
Europe	28,102	26,848
Total revenue	$325,928	$320,516

Revenue by contract relationship for the three months ended March 29, 2019 and March 30, 2018 is as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Prime contractor	$307,058	$301,028
Subcontractor	18,870	19,488
Total revenue	$325,928	$320,516

Revenue by customer for the three months ended March 29, 2019 and March 30, 2018 is as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Army	$226,692	$237,847
Air Force	67,931	65,255
Navy	15,110	8,357
Other	16,195	9,057
Total revenue	$325,928	$320,516
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
As of March 29, 2019, we had contract assets of $195.7 million. Refer to Note 7, "Receivables" for additional information regarding the composition of our receivables balances. As of March 29, 2019, our contract liabilities were insignificant.
NOTE 4
SENTEL ACQUISITION
On January 23, 2018, we acquired 100% of the outstanding common stock of SENTEL Corporation (SENTEL). In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Condensed Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e., intangibles related to contractual relationships) were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
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
A breakdown of the purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$23,339
Property, plant and equipment	810
Goodwill	16,689
Intangible assets	10,500
Other current assets	975
Accounts payable	(10,012)
Other current liabilities	(5,446)
Purchase price, net of cash acquired	$36,855
With the acquisition of SENTEL, we recognized two intangible assets related to customer contracts, the backlog and the contract re-competes arising from the acquisition. The fair value of the backlog was $6.5 million, and the fair value of the contract re-competes was $4.0 million with an amortization period of 4.0 years and 8.0 years, respectively.
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
SENTEL’s results of operations have been included in our Condensed Consolidated Statements of Income for the periods subsequent to the acquisition on January 23, 2018. For the quarters ended March 29, 2019, and March 30, 2018, SENTEL contributed $34.9 million and $23.1 million of revenue, respectively. Income from operations before income taxes for SENTEL was insignificant for both periods.

NOTE 5
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended March 29, 2019, we recorded income tax provisions of $1.7 million associated with income from operations before income taxes, compared to income tax provisions of $1.4 million for the three months ended March 30, 2018, representing effective income tax rates of 19.8% and 18.6%, respectively. This higher effective tax rate is a result of one time discretionary items. The effective income tax rates vary from the federal statutory rate of 21.0% due to state taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
Uncertain Tax Provisions
As of March 29, 2019 and December 31, 2018, unrecognized tax benefits from uncertain tax positions were $2.0 million and $1.8 million, respectively.
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

	Three Months Ended
	March 29,	March 30,
(In thousands, except per share data)	2019	2018
Net income	$7,091	$6,111

Weighted average common shares outstanding	11,292	11,146
Add: Dilutive impact of stock options	29	80
Add: Dilutive impact of restricted stock units	78	112
Diluted weighted average common shares outstanding	11,399	11,338

Earnings per share
Basic	$0.63	$0.55
Diluted	$0.62	$0.54

The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2019	2018
Anti-dilutive stock options	13	1
Anti-dilutive restricted stock units	4	1
Total	17	2
NOTE 7
RECEIVABLES
Receivables were comprised of the following:

	March 29,	December 31,
(In thousands)	2019	2018
Billed receivables	$42,147	$44,868
Unbilled receivables (contract assets)	195,696	181,009
Other	6,273	6,242
Total receivables	$244,116	$232,119
As of March 29, 2019 and December 31, 2018, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because our billed receivables are with the U.S. government, we do not believe they represent a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $2.3 million of our unbilled receivables as of March 29, 2019 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
NOTE 8
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was subsequently amended in November 2017 by the Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities).
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. There were no outstanding borrowings under the Amended Revolver at March 29, 2019. As of March 29, 2019, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability to $109.8 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.
The aggregate scheduled maturities of the Amended Term Loan, are as follows:

(In thousands)	Payments due
2019 (excluding the three months ended March 29, 2019)	$3,500
2020	6,500
2021	8,600
2022	55,400
Total	$74,000
We may voluntarily prepay the Amended Term Loan in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs under certain conditions. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed.
The Amended Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of March 29, 2019, the maximum amount of dividends we could pay was $19.3 million. For further discussion on dividends, please refer to "Liquidity and Capital Resources - Dividends" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of March 29, 2019, we had a ratio of total consolidated indebtedness to EBITDA of 1.20 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 11.09 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of March 29, 2019.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at March 29, 2019 was 4.50%.
Carrying Value and Fair Value. As of March 31, 2019 and December 31, 2018, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
NOTE 9
DERIVATIVE INSTRUMENTS
During the periods covered by this report, we have made no changes to our policies or strategies for the use of derivative instruments and there has been no change in our related accounting methods.
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $55.6 million at March 29, 2019, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of March 29, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$73
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$18
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$198
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of December 31, 2018:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$121
Interest rate swap designated as cash flow hedge	Other non-current assets	$104

We regularly assess the creditworthiness of the counterparty. As of March 29, 2019, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Foreign Currency Derivative Instruments
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of March 29, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$413
Foreign currency forward designated as cash flow hedge	Other non-current liabilities	$43
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of December 31, 2018:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$351
Foreign currency forward designated as cash flow hedge	Other non-current liabilities	$7
At March 29, 2019, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $7.3 million and expiration dates through June 2020.
Counterparty default risk is considered low because the forward contracts that we entered into, beginning in November 2017, are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of March 29, 2019.

NOTE 10
Leases
We determine whether an arrangement contains a lease at inception. We have operating leases for office space, apartments, vehicles, and machinery and equipment. Our operating leases have lease terms of less than one year to ten years.
We do not separate lease components (e.g., fixed payments for rent) from non-lease components (e.g., common area maintenance) but account for the non-lease components and non-components (e.g., property taxes and insurance) in a contract as part of the single lease component to which they are related.
The components of lease expense are as follows:

Three Months Ended
(In thousands)	March 29, 2019
Operating lease expense	$3,416
Variable lease expense	173
Short-term lease expense	11,197
Total lease expense	$14,786
Supplemental balance sheet information related to our operating leases is as follows:

March 29,
(In thousands)	2019
Right-of-use assets	$19,627

Current lease liabilities (recorded in other accrued liabilities)	$12,282
Long-term lease liabilities (recorded in other non-current liabilities)	8,027
Total operating lease liabilities	$20,309
Initial ROU assets of $19.2 million were recognized as non-cash asset additions with the adoption of the new lease accounting standard. Additional ROU assets of $3.5 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first quarter of 2019.
The weighted average remaining lease term and discount rate for our operating leases at March 29, 2019 were 3.6 years and 5.9%, respectively.
Maturities of lease liabilities at March 29, 2019 were as follows:

(In thousands)
Year ending December 31,
2019 (excluding the three months ended March 29, 2019)	$13,063
2020	3,158
2021	1,250
2022	864
2023	886
2024 and beyond	4,187
Total lease payments	$23,408
Less: Imputed interest	3,099
Total	$20,309
NOTE 11
GOODWILL AND INTANGIBLE ASSETS
As of both March 29, 2019 and December 31, 2018 the carrying amount of goodwill was $233.6 million. There was no related activity during the first quarter of 2019.
As of March 29, 2019 and December 31, 2018, the carrying amount of the amortizable intangible assets was $14.6 million and $8.6 million, respectively. The increase of $6.0 million during the first quarter of 2019 was related to $6.5 million of new intangible assets offset by approximately $0.6 million of intangible amortization expense. Intangible amortization expense was $0.4 million during the first quarter of 2018.
Amortizing intangible assets, which carry a remaining average life of approximately six years, are principally composed of customer contracts, related backlogs and re-competes.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018
Compensation costs for equity-based awards	$1,117	$867
Compensation costs for liability-based awards	345	548
Total compensation costs, pre-tax	$1,462	$1,415
Future tax benefit	$316	$306
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of March 29, 2019, total unrecognized compensation costs related to equity-based awards and liability-based awards were $6.8 million and $3.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.34 years and 2.39 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the three months ended March 29, 2019:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	251	$23.00	257	$28.90
Granted	—	—	165	$27.74
Exercised	(34)	$17.63	—	—
Vested	—	—	(92)	$26.32
Forfeited or expired	(11)	$21.27	(6)	$26.03
Outstanding at March 29, 2019	206	$23.98	324	$29.12
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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the three months ended March 29, 2019, we granted TSR awards with an aggregate target TSR value of $2.2 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 13
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $6.0 million and $7.8 million as of March 29, 2019 and December 31, 2018, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot reasonably predict the likelihood of such adjustments or the ultimate responsible party. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2012 and believe that our potential cumulative liability for these years is insignificant. We currently do not have insight into the 2013 and 2014 negotiations or potential adjustments.
NOTE 14
SUBSEQUENT EVENTS
LOGCAP V Award
On April 12, 2019, the U.S. Army Contracting Command-Rock Island (ACC-RI) awarded four IDIQ, Multiple Award Task Order Contracts (MATOC), for the Logistics Civil Augmentation Program (LOGCAP) V support services in support of the U.S. military worldwide. The services are to support the Geographical Combatant Commands (GCCs) and Army Service Component Commands (ASCCs) throughout the full range of military operations. Each basic IDIQ contract Ordering Period will be an initial five-year ordering period and options for five additional one-year ordering periods.

VSC is one of the four award recipients of the basic IDIQ contract and received the following task orders: PACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and associated Performance Task Order. Each task order has its own period of performance. Several protests of the LOGCAP V award have been filed with the GAO. We cannot predict the timing or outcome of the resolution of these or other protests of this award.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2018. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus is a leading provider of services to the U.S. government worldwide. We operate in one segment and offer facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended March 29, 2019 and March 30, 2018, we had total revenue of $325.9 million and $320.5 million, respectively, all of which was derived from U.S. government customers. For the three months ended March 29, 2019 and March 30, 2018, we generated approximately 70% and 74%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $5.4 million, or 1.7%, for the three months ended March 29, 2019 compared to the three months ended March 30, 2018. The increase in revenue was attributable to increases from our Middle East programs of $6.5 million and our European programs of $1.3 million, offset by a decrease of $2.4 million in our U.S. programs.
Operating income for the three months ended March 29, 2019, was $10.4 million, an increase of $1.7 million, or 20.1%, compared to the three months ended March 30, 2018. This increase was primarily due to increases of $2.3 million from our Middle East programs and $0.6 million from our U.S. programs, offset by a decrease of $1.2 million from our European programs.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative adjustments due to aggregate changes in contract estimates decreased operating income by $1.1 million for the three months ended March 29, 2019 and increased operating income by $2.8 million for the three months ended March 30, 2018. Cumulative adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three months ended March 29, 2019, compared to the three months ended March 30, 2018, are contained in the "Discussion of Financial Results" section.
Recent Developments
On April 12, 2019, the U.S. Army Contracting Command-Rock Island (ACC-RI) awarded four IDIQ, Multiple Award Task Order Contracts (MATOC), for the Logistics Civil Augmentation Program (LOGCAP) V support services in support of the U.S. military worldwide. The services are to support the Geographical Combatant Commands (GCCs) and Army Service Component Commands (ASCCs) throughout the full range of military operations. Each basic IDIQ contract Ordering Period will be an initial five-year ordering period and options for five additional one-year ordering periods.
VCS is one of the four award recipients of the basic IDIQ contract and received the following task orders: PACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and

associated Performance Task Order. Each task order has its own period of performance. Several protests of the LOGCAP V award have been filed with the GAO. We cannot predict the timing or outcome of the resolution of these or other protests of this award.
Information regarding certain other significant contracts is discussed in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the three months ended March 29, 2019 and March 30, 2018:

	% of Total Revenue
	Three Months Ended
Contract Name	March 29, 2019	March 30, 2018
Kuwait Base Operations and Security Support Services (K-BOSSS)	37.3%	40.4%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.6%	13.7%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payments, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The K-BOSSS contract currently is exercised through March 28, 2020, with an additional six-month option through September 28, 2020. We were notified by the U.S. Government on January 17, 2019 of its intent to exercise an option to extend the contract through March 28, 2020 with an additional six-month option period through September 28, 2020. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services, including forms, publications, and reproduction services; U.S. Army postal operations; range operations and maintenance; logistics; information management; public works; environmental services; medical administrative support; morale, welfare and recreation; and security, fire and emergency services. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019 (see "Recent Developments" above).The K-BOSSS contract contributed $121 million and $129 million of revenue for the three months ended March 29, 2019 and March 30, 2018, respectively.
On November 29, 2018, VSC received notice of a $247.9 million modification and extension of the Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia contract (OMDAC-SWACA) for enterprise network capabilities and services support of the U.S. Central Command. Work will be based in Kuwait with additional locations throughout Southwest Asia. The estimated completion date is February 28, 2020. This extension consists of one twelve-month extension with a two-month option period and a one-month option period.
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

For the three months ended March 29, 2019, total backlog increased by $343 million. As of March 29, 2019, total backlog (funded and unfunded) was $3.4 billion as set forth in the following table:

	March 29,	December 31,
(In millions)	2019	2018
Funded backlog	$1,100	$689
Unfunded backlog	2,254	2,323
Total backlog	$3,354	$3,012
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $646.1 million during the three months ended March 29, 2019, which was an increase of $410.8 million compared to the three months ended March 30, 2018.
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
We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential, including the following: (i) keeping communications networks operational; (ii) maintaining airfields; and (iii) providing emergency services. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 and the matters identified under the caption “Forward-Looking Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Three months ended March 29, 2019, compared to three months ended March 30, 2018
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	March 29, 2019	March 30, 2018	$	%
Revenue	$325,928	$320,516	$5,412	1.7%
Cost of revenue	295,596	294,050	1,546	0.5%
% of revenue	90.7%	91.7%
Selling, general and administrative	19,919	17,795	2,124	11.9%
% of revenue	6.1%	5.6%
Operating income	10,413	8,671	1,742	20.1%
Operating margin	3.2%	2.7%
Interest expense, net	(1,575)	(1,164)	411	35.3%
Income before taxes	8,838	7,507	1,331	17.7%
% of revenue	2.7%	2.3%
Income tax expense	1,747	1,396	351	25.1%
Effective income tax rate	19.8%	18.6%
Net Income	$7,091	$6,111	$980	16.0%

Revenue
Revenue for the three months ended March 29, 2019 was $325.9 million, an increase of $5.4 million, or 1.7%, as compared to the three months ended March 30, 2018. The increase in revenue was attributable to increases from our Middle East programs of $6.5 million and our European programs of $1.3 million, offset by a decrease of $2.4 million from our U.S. programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.7% compared to 91.7% for the three months ended March 29, 2019 and the three months ended March 30, 2018, respectively. The increase in cost of revenue of $1.5 million, or 0.5%, for the three months ended March 29, 2019, as compared to the three months ended March 30, 2018, was primarily due to increased revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the three months ended March 29, 2019, SG&A expenses of $19.9 million increased by $2.1 million, or 11.9%, as compared to the three months ended March 30, 2018 was due primarily to the impact of M&A activity and an increase in various miscellaneous expenses.
Operating Income
Operating income for the three months ended March 29, 2019 increased by $1.7 million, or 20.1%, as compared to the three months ended March 30, 2018. This increase was primarily due to higher operating income of $2.3 million from our Middle East programs and $0.6 million from our U.S. programs, offset by a decrease of $1.2 million from our European programs.
Operating income as a percentage of revenue was 3.2% for the three months ended March 29, 2019, compared to 2.7% for the three months ended March 30, 2018.
Aggregate cumulative adjustments decreased operating income by $1.1 million for the three months ended March 29, 2019 and increased operating income by $2.8 million for the three months ended March 30, 2018. The aggregate cumulative adjustments for the three months ended March 29, 2019 related to lower margins associated with labor-related items and management of contract staffing. The aggregate cumulative adjustments for the three months ended March 30, 2018 related to approved extensions with higher margins associated with labor-related items, management of contract staffing, favorable resolution of contract claims, and contract close out costs, offset by higher subcontractor costs. The gross aggregate effects of these favorable and unfavorable changes in estimates in the three months ended March 29, 2019 and March 30, 2018 were $2.5 million and $4.2 million favorable to operating income, respectively, and $3.6 million and $1.3 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended March 29, 2019 and March 30, 2018 was as follows:

	Three Months Ended		Change
(In thousands, except for percentages)	March 29, 2019	March 30, 2018	$	%
Interest income	$39	$17	$22	129%
Interest expense	(1,614)	(1,181)	(433)	(37)%
Interest expense, net	$(1,575)	$(1,164)	$(411)	(35)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.4 million for the three months ended March 29, 2019 compared to the three months ended March 30, 2018 was due to increased use of our revolving credit facility in 2019 to finance short-term working capital requirements.
Income Tax Expense
We recorded income tax expense of $1.7 million and $1.4 million, for the three months ended March 29, 2019 and March 30, 2018, respectively, representing effective income tax rates of 19.8% and 18.6%, respectively. The lower 2018 effective income tax rate is a result of one time discretionary items.

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
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $19.5 million of our total $48.2 million in cash at March 29, 2019 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at March 29, 2019. At March 29, 2019, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability under the Amended Revolver to $109.8 million.
Dividends
We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. As of March 29, 2019, the maximum amount of dividends we could pay was $19.3 million based upon the limitations within our Amended Credit Facilities.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 66 and 63 days as of March 29, 2019 and December 31, 2018, respectively. The timing of payments received from our customers contributed to a slightly higher DSO as of March 29, 2019.

The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018
Operating activities	$(6,386)	$(11,637)
Investing activities	(9,886)	(37,283)
Financing activities	(1,081)	(476)
Foreign exchange[1]	(618)	690
Net change in cash	$(17,971)	$(48,706)
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash used in operating activities for the three months ended March 29, 2019 consisted of net income of $7.1 million, increased by non-cash items of $2.9 million and offset by unfavorable net changes working capital changes of $13.5 million primarily due to the timing of cash collections and payments as reflected in our increase in receivables and net decrease in payables. Unfavorable net changes in other long-term assets and liabilities contributed an additional $2.9 million to operating cash outflows.
Net cash used in operating activities during the three months ended March 30, 2018 consisted of net income of $6.1 million, increased by non-cash items of $2.4 million offset by unfavorable net working capital changes of $20.1 million due to the timing of cash collections, as reflected in accounts payable, compensation and other employee benefits, other assets, and receivables.
Net cash used in investing activities for the three months ended March 29, 2019 consisted of capital expenditures for the purchase of intangible assets, software and hardware, leasehold improvements, and vehicles and equipment related to ongoing operations. Net cash used in investing activities during the three months ended March 30, 2018 consisted of $37.2 million for the acquisition of SENTEL and $0.1 million for the purchase of hardware and software related to ongoing operations.
Net cash used in financing activities during the three months ended March 29, 2019 consisted of repayments of long-term debt of $1.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million, offset by $0.6 million in cash received from the exercise of stock options. During the three months ended March 29, 2019, we borrowed and repaid a total of $48.0 million from the Amended Revolver to meet short-term working capital requirements.
Net cash used in financing activities for the three months ended March 30, 2018 consisted of repayments of long-term debt of $1.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million, offset by $1.3 million in cash received from the exercise of stock options. During the three months ended March 30, 2018, we borrowed and repaid a total of $31.0 million from the prior revolving credit facility to meet short-term working capital requirements and to fund a portion of the purchase price for the acquisition of SENTEL.
Capital Resources
At March 29, 2019, we held cash of $48.2 million, which included $19.5 million held by foreign subsidiaries, and had $109.8 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at March 29, 2019, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the three months ended March 29, 2019, we paid $1.0 million in quarterly installment payments on the Amended Term Loan. See Note 10, "Leases" for additional contractual obligation information.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At March 29, 2019, there were seven letters of credit outstanding in the aggregate amount of $10.2 million, which reduced our borrowing availability under the Amended Revolver to $109.8 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At March 29, 2019, we had no material off-balance sheet arrangements.

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
Beginning January 1, 2019, we adopted ASU 2016-02 related to lease accounting. Refer to Note 10, "Leases" for further discussion regarding the impact of the adoption of this standard. There have been no other material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements
Refer to Part I, Item 1, Note 2 "Recent Accounting Pronouncements" in the notes to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; our acquisition of SENTEL and its integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; and to maintain good relationships with our workforce; our teaming relationships with contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles; and other factors described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at March 29, 2019.

Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.7 million change in our annual cash interest expenses. However, we have interest rate swaps in place to hedge a portion of this risk. Refer to Note 9, "Derivative Instruments" for additional information regarding our interest rate swaps.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
As of March 29, 2019, the notional value of our interest rate swap agreements totaled $55.6 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of March 29, 2019, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $7.3 million. The net fair value of these contracts at March 29, 2019 was a liability of $0.5 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of March 29, 2019, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2019. Based on such evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 29, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we implemented ASC Topic 842. In connection with its adoption, we implemented changes to our processes and control activities related to lease accounting. These changes included updating policies and procedures to reflect the lease accounting and disclosure requirements.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1
Hathaway Employment Letter, dated September 4, 2017 between Vectrus, Inc. and David A. Hathaway (incorporated by reference to Exhibit 99.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 14, 2019)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President, Acting Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 7, 2019