Form 10-Q
period 2019-06-28
Vectrus, Inc.
filed 2019-08-06
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
or
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
As of August 2, 2019, there were 11,506,228 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share data)	2019	2018	2019	2018
Revenue	$331,589	$321,132	$657,517	$641,649
Cost of revenue	300,553	292,064	596,149	586,114
Selling, general and administrative expenses	19,843	16,070	39,762	33,865
Operating income	11,193	12,998	21,606	21,670
Interest expense, net	(1,329)	(1,140)	(2,904)	(2,305)
Income from operations before income taxes	9,864	11,858	18,702	19,365
Income tax expense	2,247	2,663	3,994	4,058
Net income	$7,617	$9,195	$14,708	$15,307

Earnings per share
Basic	$0.66	$0.82	$1.29	$1.37
Diluted	$0.66	$0.81	$1.28	$1.35
Weighted average common shares outstanding - basic	11,455	11,235	11,376	11,191
Weighted average common shares outstanding - diluted	11,605	11,383	11,512	11,351
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2019	2018	2019	2018
Net income	$7,617	$9,195	$14,708	$15,307
Other comprehensive income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swap	(994)	360	(1,375)	881
Net change in fair value of foreign currency forward contracts	183	(156)	85	(161)
Net gain (loss) reclassified to interest expense	31	—	51	(1)
Tax benefit (expense)	169	(77)	268	(190)
Net change in derivative instruments	(611)	127	(971)	529
Foreign currency translation adjustments, net of tax	547	(1,388)	(276)	(900)
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to Retained Earnings	—	—	(259)	—
Other comprehensive (loss), net of tax	(64)	(1,261)	(1,506)	(371)
Total comprehensive income	$7,553	$7,934	$13,202	$14,936
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
(In thousands, except share information)	2019	2018
Assets	(unaudited)
Current assets
Cash	$70,329	$66,145
Receivables	237,247	232,119
Other current assets	20,907	15,063
Total current assets	328,483	313,327
Property, plant, and equipment, net	16,253	13,419
Goodwill	233,619	233,619
Intangible assets, net	13,853	8,630
Right-of-use assets	17,987	—
Other non-current assets	4,233	3,248
Total non-current assets	285,945	258,916
Total Assets	$614,428	$572,243
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$157,486	$156,393
Compensation and other employee benefits	45,577	41,790
Short-term debt	5,500	4,500
Other accrued liabilities	37,217	22,303
Total current liabilities	245,780	224,986
Long-term debt, net	66,338	69,137
Deferred tax liability	52,460	55,358
Other non-current liabilities	10,174	1,462
Total non-current liabilities	128,972	125,957
Total liabilities	374,752	350,943
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,506,228 and 11,266,906 shares issued and outstanding as of June 28, 2019 and December 31, 2018, respectively	115	113
Additional paid in capital	76,642	71,729
Retained earnings	167,583	152,616
Accumulated other comprehensive loss	(4,664)	(3,158)
Total shareholders' equity	239,676	221,300
Total Liabilities and Shareholders' Equity	$614,428	$572,243
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 28,	June 29,
(In thousands)	2019	2018
Operating activities
Net income	$14,708	$15,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,538	687
Amortization of intangible assets	1,277	937
Loss on disposal of property, plant, and equipment	2	51
Stock-based compensation	4,031	2,521
Amortization of debt issuance costs	201	213
Changes in assets and liabilities:
Receivables	(224)	(8,820)
Other assets	(7,128)	(4,518)
Accounts payable	2,038	693
Deferred taxes	(2,579)	(1,274)
Compensation and other employee benefits	3,324	(1,950)
Other liabilities	(1,738)	325
Net cash provided by operating activities	15,450	4,172
Investing activities
Purchases of capital assets and intangibles	(11,739)	(764)
Acquisition of business, net of cash acquired	—	(37,210)
Net cash used in investing activities	(11,739)	(37,974)
Financing activities
Repayments of long-term debt	(2,000)	(2,000)
Proceeds from revolver	98,000	55,000
Repayments of revolver	(98,000)	(55,000)
Proceeds from exercise of stock options	3,467	1,358
Payments of employee withholding taxes on share-based compensation	(768)	(803)
Net cash provided by (used in) financing activities	699	(1,445)
Exchange rate effect on cash	(226)	(1,248)
Net change in cash	4,184	(36,495)
Cash-beginning of year	66,145	77,453
Cash-end of period	$70,329	$40,958

Supplemental disclosure of cash flow information:
Interest paid	$2,818	$2,119
Income taxes paid	$4,198	$7,891
Non-cash investing activities:
Purchase of capital assets on account	$301	$481
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2017	11,121	$111	$67,526	$117,415	$(1,680)	$183,372
Net income				6,111		6,111
Cumulative effects of adoption of Accounting Standards Codification (ASC) Topic 606 revenue recognition guidance				(77)		(77)
Foreign currency translation adjustments					487	487
Unrealized gain on cash flow hedge					403	403
Employee stock awards and stock options	101	1	522			523
Stock-based compensation			867			867
Balance at March 30, 2018	11,222	$112	$68,915	$123,449	$(790)	$191,686
Net income				9,195		9,195
Foreign currency translation adjustments					(1,388)	(1,388)
Unrealized gain on cash flow hedge					127	127
Employee stock awards and stock options	26		32			32
Stock-based compensation			908			908
Balance at June 29, 2018	11,248	$112	$69,855	$132,644	$(2,051)	$200,560

Balance at December 31, 2018	11,267	$113	$71,729	$152,616	$(3,158)	$221,300
Net income				7,091		7,091
Cumulative effects of adoption of Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects from AOCI				259	(259)	—
Foreign currency translation adjustments					(823)	(823)
Unrealized loss on cash flow hedge					(360)	(360)
Employee stock awards and stock options	85	1	(82)			(81)
Stock-based compensation			1,117			1,117
Balance at March 29, 2019	11,352	$114	$72,764	$159,966	$(4,600)	$228,244
Net income				7,617		7,617
Foreign currency translation adjustments					547	547
Unrealized loss on cash flow hedge					(611)	(611)
Employee stock awards and stock options	154	1	2,779			2,780
Stock-based compensation			1,099			1,099
Balance at June 28, 2019	11,506	$115	$76,642	$167,583	$(4,664)	$239,676

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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (June 28, 2019 for the second quarter of 2019 and June 29, 2018 for the second quarter of 2018), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
As allowed under ASC Topic 842, we elected the package of practical expedients permitted under the transition guidance which allowed us to carry forward the historical lease classification, assessment of whether a contract was or contained a lease and assessment of initial direct costs. In addition, we have made policy elections to apply the short-term leases practical expedient, whereby leases with a term of 12 months or less are not capitalized and recorded on our balance sheet, and the practical expedient to not separate lease components from non-lease components. The latter expedient is applied to all of our leases. We did not elect to apply the hindsight practical expedient in determining lease terms and assessing impairment of ROU assets. See Note 2, "Recent Accounting Pronouncements" and Note 10, "Leases" for further information.

Reclassifications
Certain reclassifications have been made to the presentation of amounts in our Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2018 to conform to the current year presentation. Specifically, depreciation and amortization, which were combined and disclosed as one amount are now presented separately.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15 to provide guidance on accounting for implementation costs incurred in a cloud computing arrangement (CCA) hosted by the vendor - that is a service contract. Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs of a CCA as it would for an on-premises internal-use software license. Presentation of such costs, however, will vary from those required for licensed internal-use software. ASU 2018-15 is effective January 1, 2020 and can be adopted prospectively or retrospectively. Early adoption is permitted. The standard is not expected to have a material impact on our consolidated financial statements.
ASU 2016-13 was issued in June 2016 with the intent of providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Current treatment uses the incurred loss methodology for recognizing credit losses that delays the recognition until it is probable a loss has been incurred. The accounting update adds a new impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The standard is not expected to have a material impact on our consolidated financial statements.
For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the Accounting Standards Updates section in our Annual Report on Form 10-K for the year ended December 31, 2018. These standards are not expected to have a material impact on our results of operations or cash flows.
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
See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 10,"Leases" for further information.
No other accounting standards newly issued or adopted as of January 1, 2019, had a material impact on our financial statements or disclosures.
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
Remaining performance obligations increased by $302.3 million as of June 28, 2019 as compared to December 31, 2018. We expect to recognize approximately 47% of the remaining performance obligations as of June 28, 2019 as revenue in 2019, and the remaining 53% during 2020. Remaining performance obligations as of June 28, 2019 and December 31, 2018 are presented in the following table:

	June 28,	December 31,
(In millions)	2019	2018
Performance Obligations	$1,160	$858

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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three and six months ended June 28, 2019 and June 29, 2018 are presented in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2019	2018	2019	2018
Favorable adjustments	$2,660	$6,282	$5,162	$10,435
Unfavorable adjustments	(783)	(2,573)	(4,368)	(3,884)
Net favorable adjustments	$1,877	$3,709	$794	$6,551

For the three and six months ended June 28, 2019, the net favorable adjustments to operating income increased revenue by $0.6 million and $0.2 million, respectively, and for the three and six months ended June 29, 2018, the net favorable adjustments to operating income increased revenue by $3.3 million and $6.6 million, respectively.
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
The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three and six months ended June 28, 2019 and June 29, 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2019	2018	2019	2018
Cost-plus and cost-reimbursable ¹	$256,737	$242,742	$508,215	$472,951
Firm-fixed-price	74,852	78,390	149,302	168,698
Total revenue	$331,589	$321,132	$657,517	$641,649

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the three and six months ended June 28, 2019 and June 29, 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2019	2018	2019	2018
Middle East	$223,588	$219,218	$450,004	$439,098
United States	72,376	74,847	143,786	148,636
Europe	35,625	27,067	63,727	53,915
Total revenue	$331,589	$321,132	$657,517	$641,649

Revenue by contract relationship for the three and six months ended June 28, 2019 and June 29, 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2019	2018	2019	2018
Prime contractor	$312,732	$301,088	$619,789	$602,116
Subcontractor	18,857	20,044	37,728	39,533
Total revenue	$331,589	$321,132	$657,517	$641,649

Revenue by customer for the three and six months ended June 28, 2019 and June 29, 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2019	2018	2019	2018
Army	$225,867	$238,381	$452,559	$476,228
Air Force	72,593	60,420	140,524	125,676
Navy	16,796	9,987	31,906	18,344
Other	16,333	12,344	32,528	21,401
Total revenue	$331,589	$321,132	$657,517	$641,649
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
As of June 28, 2019, we had contract assets of $190.8 million. Refer to Note 7, "Receivables" for additional information regarding the composition of our receivables balances. As of June 28, 2019, our contract liabilities were insignificant.
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
SENTEL’s operating results have been included in our reported results since the date of acquisition.
NOTE 5
INCOME TAXES
Effective Tax Rate
Our quarterly income tax expense is measured using an estimated annual effective income tax rate. The comparison of effective income tax rates between periods may be significantly affected by discrete items recognized during the periods, the level and mix of earnings by tax jurisdiction and permanent differences.
For the three months ended June 28, 2019 and June 29, 2018, we recorded income tax provisions of $2.2 million and $2.7 million, respectively, representing effective income tax rates of 22.8% and 22.5%, respectively. For the six months ended June 28, 2019 and June 29, 2018, we recorded income tax provisions of $4.0 million and $4.1 million, respectively, representing effective income tax rates of 21.4% and 21.0%, respectively. The higher effective income tax rates for the 2019 periods are the result of one-time discretionary items. The effective income tax rates vary from the federal statutory rate of 21.0% due to state taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
Uncertain Tax Provisions
As of June 28, 2019 and December 31, 2018, unrecognized tax benefits from uncertain tax positions were $2.3 million and $1.8 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$7,617	$9,195	$14,708	$15,307

Weighted average common shares outstanding	11,455	11,235	11,376	11,191
Add: Dilutive impact of stock options	41	68	42	72
Add: Dilutive impact of restricted stock units	109	80	94	88
Diluted weighted average common shares outstanding	11,605	11,383	11,512	11,351

Earnings per share
Basic	$0.66	$0.82	$1.29	$1.37
Diluted	$0.66	$0.81	$1.28	$1.35

The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2019	2018	2019	2018
Anti-dilutive stock options	—	1	1	1
Anti-dilutive restricted stock units	—	—	2	—
Total	—	1	3	1
NOTE 7
RECEIVABLES
Receivables were comprised of the following:

	June 28,	December 31,
(In thousands)	2019	2018
Billed receivables	$35,321	$44,868
Unbilled receivables (contract assets)	190,802	181,009
Other	11,124	6,242
Total receivables	$237,247	$232,119
As of June 28, 2019 and December 31, 2018, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because our billed receivables are with the U.S. government, we do not believe they represent a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $5.2 million of our unbilled receivables as of June 28, 2019 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
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
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. There were no outstanding borrowings under the Amended Revolver at June 28, 2019. As of June 28, 2019, there were seven letters of credit outstanding in the aggregate amount of $8.1 million, which reduced our borrowing availability to $111.9 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.
The aggregate scheduled maturities of the Amended Term Loan are as follows:

(In thousands)	Payments due
2019 (excluding the six months ended June 28, 2019)	$2,500
2020	6,500
2021	8,600
2022	55,400
Total	$73,000

We may voluntarily prepay the Amended Term Loan in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs under certain conditions. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed.
The Amended Credit Facilities contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. As of June 28, 2019, the maximum amount of dividends we could pay was $19.3 million. For further discussion on dividends, please refer to "Liquidity and Capital Resources - Dividends" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of June 28, 2019, we had a ratio of total consolidated indebtedness to EBITDA of 1.17 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 10.84 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of June 28, 2019.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at June 28, 2019 was 4.41%.
Carrying Value and Fair Value. As of June 28, 2019 and December 31, 2018, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
NOTE 9
DERIVATIVE INSTRUMENTS
During the periods covered by this report, we have made no changes to our policies or strategies for the use of derivative instruments and there has been no change in our related accounting methods.
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $54.9 million at June 28, 2019, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of June 28, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$207
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$891
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
We regularly assess the creditworthiness of the counterparty. As of June 28, 2019, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Foreign Currency Derivative Instruments
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of June 28, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$285
Foreign currency forward designated as cash flow hedge	Other non-current assets	$12
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
At June 28, 2019, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $7.9 million and expiration dates through December 2020.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of June 28, 2019.
The current estimated value of net losses for the above derivative instruments anticipated to be transferred from accumulated other comprehensive income into earnings over the next 12 months is $0.5 million.
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
The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 28, 2019	June 28, 2019
Operating lease expense	$3,647	$7,063
Variable lease expense	225	398
Short-term lease expense	11,422	22,619
Total lease expense	$15,294	$30,080
Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	June 28, 2019
Right-of-use assets	$17,987

Current lease liabilities (recorded in other accrued liabilities)	$10,112
Long-term lease liabilities (recorded in other non-current liabilities)	8,658
Total operating lease liabilities	$18,770
Initial ROU assets of $19.2 million were recognized as non-cash asset additions when the new lease accounting standard was adopted on January 1, 2019. Additional ROU assets of $5.2 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first half of 2019.
The weighted average remaining lease term and discount rate for our operating leases at June 28, 2019 were 3.9 years and 6.0%, respectively.

Maturities of lease liabilities at June 28, 2019 were as follows:

(In thousands)
2019 (excluding the six months ended June 28, 2019)	$7,143
2020	5,511
2021	2,076
2022	1,248
2023	1,282
2024 and beyond	4,543
Total lease payments	21,803
Less: Imputed interest	3,033
Total	$18,770
NOTE 11
GOODWILL AND INTANGIBLE ASSETS
As of both June 28, 2019 and December 31, 2018, the carrying amount of goodwill was $233.6 million. There was no related activity during the first six months of 2019.
As of June 28, 2019 and December 31, 2018, the carrying amount of intangible assets was approximately $13.9 million and $8.6 million, respectively. The increase during the first six months of 2019 was due to $6.5 million of new amortizable intangible assets purchased during the first quarter of 2019. This increase was offset by intangible amortization expense of approximately $0.7 million and $1.3 million for the three and six months ended June 28, 2019, respectively. Intangible amortization expense for the three and six months ended June 29, 2018 was $0.5 million and $0.9 million, respectively.
Amortizing intangible assets, which carry a remaining average life of approximately 6 years, are principally composed of customer contracts, related backlogs and re-competes.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Compensation costs for equity-based awards	$1,099	$908	$2,216	$1,775
Compensation costs for liability-based awards	1,470	198	1,815	746
Total compensation costs, pre-tax	$2,569	$1,106	$4,031	$2,521
Future tax benefit	$556	$239	$872	$545
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of June 28, 2019, total unrecognized compensation costs related to equity-based awards and liability-based awards were $6.4 million and $4.1 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.95 years and 2.15 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the six months ended June 28, 2019:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	251	$23.00	257	$28.90
Granted	—	—	195	$29.40
Exercised	152	$22.89	—	—
Vested	—	—	126	$27.66
Forfeited or expired	14	$24.18	20	$29.12
Outstanding at June 28, 2019	85	$23.00	306	$29.73
During the six months ended June 28, 2019, we granted long term incentive awards to employees consisting of 170,361 RSUs with a weighted average grant date fair value per share of $28.06 and to our directors consisting of 25,246 RSUs with a weighted average grant date fair value per share of $38.42.
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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the six months ended June 28, 2019, we granted TSR awards with an aggregate target TSR value of $2.3 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
NOTE 13
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $11.3 million and $7.8 million as of June 28, 2019 and December 31, 2018, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot reasonably predict the likelihood of such adjustments or the ultimate responsible party. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the Contracting Officer's Final Decision for the years 2007 - 2010 related to Former Parent costs. We believe we are fully indemnified under our Distribution Agreement with our Former Parent. We have notified our Former Parent of the U.S. government's decision in this matter.
NOTE 14
SUBSEQUENT EVENTS
On July 8, 2019, we acquired Advantor Systems Corporation and Advantor Systems, LLC (collectively, "Advantor") from Infrasafe Holding, Inc. and Infrasafe, LLC (collectively, "Infrasafe"). Advantor, a leading provider of integrated electronic security systems to the U.S. government, was acquired for cash consideration of $44 million, subject to customary adjustments at and following the closing. The transaction was funded with cash on hand and from our credit facility.
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
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the six months ended June 28, 2019 and June 29, 2018, we had total revenue of $657.5 million and $641.6 million, respectively, all of which was derived from U.S. government customers. For the six months ended June 28, 2019 and June 29, 2018, we generated approximately 69% and 74%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $10.5 million, or 3.3%, for the three months ended June 28, 2019 compared to the three months ended June 29, 2018. The increase in revenue was attributable to increases from our European programs of $8.6 million and our Middle East programs of $4.4 million, offset by a decrease of $2.5 million from our U.S. programs.
Operating income for the three months ended June 28, 2019, was $11.2 million, a decrease of $1.8 million, or 13.9%, compared to the three months ended June 29, 2018. This decrease was primarily due to a decrease of $2.1 million from our U.S. programs and $1.2 million from our Middle East programs, offset by an increase of $1.5 million from our European programs.

During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative adjustments due to aggregate changes in contract estimates increased operating income by $1.9 million and $3.7 million for the three months ended June 28, 2019 and June 29, 2018, respectively. Cumulative adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three and six months ended June 28, 2019, compared to the three and six months ended June 29, 2018, are contained in the "Discussion of Financial Results" section.
Recent Developments
On July 8, 2019, we acquired Advantor Systems Corporation and Advantor Systems, LLC (collectively, "Advantor") from Infrasafe Holding, Inc. and Infrasafe, LLC (collectively, "Infrasafe"). Advantor, a leading provider of integrated electronic security systems to the U.S. government, was acquired for cash consideration of $44 million, subject to customary adjustments at and following the closing. The transaction was funded with cash on hand and from our credit facility.
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
Vectrus is one of the four award recipients of the basic IDIQ contract and received the following task orders: PACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and associated Performance Task Order. Each task order has its own period of performance. Several protests of the LOGCAP V award have been filed with the GAO. We cannot predict the timing or outcome of the resolution of these or other protests of this award.
During the first quarter of 2019 we were awarded a new, five year, $117 million, cost-plus fixed-fee award to provide defensive cyber operations and operational and maintenance IT to a U.S. government client.
Information regarding certain other significant contracts is discussed in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the six months ended June 28, 2019 and June 29, 2018:

	% of Total Revenue
	Six Months Ended
Contract Name	June 28, 2019	June 29, 2018
Kuwait Base Operations and Security Support Services (K-BOSSS)	36.6%	40.3%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.9%	14.0%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payments, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.

The K-BOSSS contract currently is exercised through March 28, 2020, with an additional six-month option through September 28, 2020. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services, including forms, publications, and reproduction services; U.S. Army postal operations; range operations and maintenance; logistics; information management; public works; environmental services; medical administrative support; morale, welfare and recreation; and security, fire and emergency services. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019 (see "Recent Developments" above). The K-BOSSS contract contributed $241 million and $258 million of revenue for the six months ended June 28, 2019 and June 29, 2018, respectively.
The OMDAC-SWACA contract is currently exercised through November 30, 2019, with a one-month option and a two-month option through February 28, 2020. The contract provides for enterprise network capabilities and services support of the U.S. Central Command. Work is based in Kuwait with additional locations throughout Southwest Asia. Technical support activities include the Southwest Asia Regional Cyber-Center (RCC-SWA) operations, regional network operations and security centers (RNOSCs), local area and wide area network administration, systems administration, service desk administration, computer repair (ADPE), email administration, the Defense Red Switch Network, satellite communications, microwave communications, tower and antenna maintenance, technical control facilities, high frequency and ultra-high frequency radios, telephone switches, telephone operations, inside and outside cable plants, prime power and backup power generators, HVAC systems, uninterruptible power supplies, logistics support services, and other contingency requirements for the warfighter. The OMDAC-SWACA contract contributed $104 million and $90 million of revenue for the six months ended June 28, 2019 and June 29, 2018, respectively.
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
For the six months ended June 28, 2019, total backlog increased by $209 million. As of June 28, 2019, total backlog (funded and unfunded) was $3.2 billion as set forth in the following table:

	June 28,	December 31,
(In millions)	2019	2018
Funded backlog	$934	$689
Unfunded backlog	2,287	2,323
Total backlog	$3,221	$3,012
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $812.1 million during the six months ended June 28, 2019, which was an increase of $27.4 million compared to the six months ended June 29, 2018.

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
DISCUSSION OF FINANCIAL RESULTS
Three months ended June 28, 2019, compared to three months ended June 29, 2018
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	June 28, 2019	June 29, 2018	$	%
Revenue	$331,589	$321,132	$10,457	3.3%
Cost of revenue	300,553	292,064	8,489	2.9%
% of revenue	90.6%	90.9%
Selling, general and administrative expenses	19,843	16,070	3,773	23.5%
% of revenue	6.0%	5.0%
Operating income	11,193	12,998	(1,805)	(13.9)%
Operating margin	3.4%	4.0%
Interest expense, net	(1,329)	(1,140)	(189)	16.6%
Income before taxes	9,864	11,858	(1,994)	(16.8)%
% of revenue	3.0%	3.7%
Income tax expense	2,247	2,663	(416)	(15.6)%
Effective income tax rate	22.8%	22.5%
Net Income	$7,617	$9,195	$(1,578)	(17.2)%
Revenue
Revenue for the three months ended June 28, 2019 was $331.6 million, an increase of $10.5 million, or 3.3%, as compared to the three months ended June 29, 2018. The increase in revenue was attributable to increases from our European programs of $8.6 million and our Middle East programs of $4.4 million, offset by a decrease of $2.5 million from our U.S. programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.6% compared to 90.9% for the three months ended June 28, 2019 and the three months ended June 29, 2018, respectively. The increase in cost of revenue of $8.5 million, or 2.9%, for the three months ended June 28, 2019, as compared to the three months ended June 29, 2018, was primarily due to increased revenue as described above.

Selling, General & Administrative (SG&A) Expenses
For the three months ended June 28, 2019, SG&A expenses of $19.8 million increased by $3.8 million, or 23.5%, as compared to the three months ended June 29, 2018. The increase was due primarily to increased M&A costs of $0.7 million, stock-based compensation of $1.5 million and legal fees of $0.6 million.
Operating Income
Operating income for the three months ended June 28, 2019 decreased by $1.8 million, or 13.9%, as compared to the three months ended June 29, 2018. This decrease was due to lower operating income of $2.1 million from our U.S. programs and $1.2 million from our Middle East programs, offset by an increase of $1.5 million from our European programs. Overall operating income decreased primarily as a result of increased SG&A expenses, as noted above.
Operating income as a percentage of revenue was 3.4% for the three months ended June 28, 2019, compared to 4.0% for the three months ended June 29, 2018.
Aggregate cumulative adjustments increased operating income by $1.9 million and $3.7 million for the three months ended June 28, 2019 and June 29, 2018, respectively. The aggregate cumulative adjustments for the three months ended June 28, 2019 related to higher margins associated with operational efficiencies related to labor and management of contract staffing. The aggregate cumulative adjustments for the three months ended June 29, 2018 related to approved extensions with higher margins associated with labor-related items and management of contract staffing, partially offset by higher subcontractor costs and seasonal costs. The gross aggregate effects of these favorable and unfavorable changes in estimates in the three months ended June 28, 2019 and June 29, 2018 were $2.7 million and $6.3 million favorable to operating income, respectively, and $0.8 million and $2.6 million unfavorable to operating income, respectively.
Six months ended June 28, 2019, compared to six months ended June 29, 2018
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
(In thousands, except for percentages)	June 28, 2019	June 29, 2018	$	%
Revenue	$657,517	$641,649	$15,868	2.5%
Cost of revenue	596,149	586,114	10,035	1.7%
% of revenue	90.7%	91.3%
Selling, general and administrative expenses	39,762	33,865	5,897	17.4%
% of revenue	6.0%	5.3%
Operating income	21,606	21,670	(64)	(0.3)%
Operating margin	3.3%	3.4%
Interest expense, net	(2,904)	(2,305)	(599)	(26.0)%
Income before taxes	18,702	19,365	(663)	(3.4)%
% of revenue	2.8%	3.0%
Income tax expense	3,994	4,058	(64)	(1.6)%
Effective income tax rate	21.4%	21.0%
Net Income	$14,708	$15,307	$(599)	(3.9)%
Revenue
Revenue for the six months ended June 28, 2019 was $657.5 million, an increase of $15.9 million, or 2.5%, as compared to the six months ended June 29, 2018. The increase in revenue was attributable to increases from our Middle East programs of $10.9 million and our European programs of $9.8 million, offset by a decrease of $4.8 million from our U.S. programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.7% compared to 91.3% for the six months ended June 28, 2019 and the six months ended June 29, 2018, respectively. The increase in cost of revenue of $10.0 million, or 1.7%, for the six months ended June 28, 2019, as compared to the six months ended June 29, 2018, was primarily due to increased revenue as described above.
SG&A Expenses
For the six months ended June 28, 2019, SG&A expenses of $39.8 million increased by $5.9 million, or 17.4%, as compared to the six months ended June 29, 2018. The increase was due primarily to increased M&A costs of $1.7 million, stock-based compensation of $1.5 million, legal fees of $0.6 million and various miscellaneous expenses of $2.1 million.

Operating Income
Operating income for the six months ended June 28, 2019 decreased by $0.1 million, or 0.3%, as compared to the six months ended June 29, 2018. This decrease was primarily due to higher operating income of $1.0 million from our Middle East programs and $0.4 million from our European programs, offset by a decrease of $1.5 million from our U.S. programs. Overall operating income decreased primarily as a result of increased SG&A expense, as noted above.
Operating income as a percentage of revenue was 3.3% for the six months ended June 28, 2019, compared to 3.4% for the six months ended June 29, 2018.
Aggregate cumulative adjustments increased operating income by $0.8 million and $6.6 million for the six months ended June 28, 2019 and June 29, 2018, respectively. The aggregate cumulative adjustments for the six months ended June 28, 2019 related to higher margins associated with operational efficiencies related to labor and management of contract staffing. The aggregate cumulative adjustments for the six months ended June 29, 2018 related to higher margins associated with labor-related items and management of contract staffing. The gross aggregate effects of these favorable and unfavorable changes in estimates in the six months ended June 28, 2019 and June 29, 2018 were $5.2 million and $10.4 million favorable to operating income, respectively, and $4.4 million and $3.9 million unfavorable to operating income, respectively.
Interest (Expense) Income, Net
Interest (expense) income, net for the three and six months ended June 28, 2019 and June 29, 2018 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
(In thousands, except for percentages)	June 28, 2019	June 29, 2018	$	%	June 28, 2019	June 29, 2018	$	%
Interest income	$69	$23	$46	200.6	$108	$39	$69	176.9
Interest expense	(1,398)	(1,163)	(235)	(20.2)	(3,012)	(2,344)	(668)	(28.5)
Interest expense, net	$(1,329)	$(1,140)	$(189)	(16.6)	$(2,904)	$(2,305)	$(599)	(26.0)
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.2 million and $0.6 million for the three and six months ended June 28, 2019 compared to the three and six months ended June 29, 2018, respectively, was due to increased use of our revolving credit facility in 2019 to finance short-term working capital requirements.
Income Tax Expense
For the three months ended June 28, 2019 and June 29, 2018, we recorded income tax provisions of $2.2 million and $2.7 million respectively, representing effective income tax rates of 22.8% and 22.5%, respectively. For the six months ended June 28, 2019 and June 29, 2018, we recorded income tax provisions of $4.0 million and $4.1 million, respectively, representing effective income tax rates of 21.4% and 21.0%, respectively. The higher effective income tax rates in the 2019 periods are the result of one-time discretionary items.
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
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $15.8 million of our total $70.3 million in cash at June 28, 2019 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.

In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at June 28, 2019. At June 28, 2019, there were seven letters of credit outstanding in the aggregate amount of $8.1 million, which reduced our borrowing availability under the Amended Revolver to $111.9 million.
Dividends
We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may consider such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. As of June 28, 2019, the maximum amount of dividends we could pay was $19.3 million based upon the limitations within our Amended Credit Facilities.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 63 days as of both June 28, 2019 and December 31, 2018.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018
Operating activities	$15,450	$4,172
Investing activities	(11,739)	(37,974)
Financing activities	699	(1,445)
Foreign exchange[1]	(226)	(1,248)
Net change in cash	$4,184	$(36,495)
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities for the six months ended June 28, 2019 consisted of net income of $14.7 million, increased by non-cash items of $7.0 million and offset by unfavorable net working capital changes of $1.9 million primarily due to the timing of cash payments as reflected in our increase in other assets. Unfavorable net changes in other long-term assets and liabilities contributed an additional $4.3 million to operating cash outflows.
Net cash provided by operating activities during the six months ended June 29, 2018 consisted of net income of $15.3 million, increased by non-cash items of $4.4 million offset by unfavorable net working capital changes of $15.5 million primarily due to the timing of cash collections, as reflected in an increase in receivables.
Net cash used in investing activities for the six months ended June 28, 2019 consisted of capital expenditures for the purchase of intangible assets, software and hardware, leasehold improvements, and vehicles and equipment related to ongoing operations. Net cash used in investing activities during the six months ended June 29, 2018 consisted of $37.2 million for the acquisition of SENTEL and $0.8 million for the purchase of hardware and software related to ongoing operations.
Net cash provided by financing activities during the six months ended June 28, 2019 consisted of $3.5 million in cash received from the exercise of stock options offset by repayments of long-term debt of $2.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million. During the six months ended June 28, 2019, we borrowed and repaid a total of $98.0 million from the Amended Revolver to meet short-term working capital requirements.
Net cash used in financing activities for the six months ended June 29, 2018 consisted of repayments of long-term debt of $2.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million, offset by $1.4 million in cash received from the exercise of stock options. During the six months ended June 29, 2018, we borrowed and repaid a total of $55.0 million from the Amended Revolver to meet short-term working capital requirements and to fund a portion of the purchase price for the acquisition of SENTEL.
Capital Resources
At June 28, 2019, we held cash of $70.3 million, which included $15.8 million held by foreign subsidiaries, and had $111.9 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at June 28, 2019, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the six months ended June 28, 2019, we paid $2.0 million in quarterly installment payments on the Amended Term Loan. See Note 10, "Leases" for additional contractual obligation information.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and outstanding letters of credit. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At June 28, 2019, there were seven letters of credit outstanding in the aggregate amount of $8.1 million, which reduced our borrowing availability under the Amended Revolver to $111.9 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At June 28, 2019, we had no material off-balance sheet arrangements.
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
New Accounting Pronouncements
Refer to Part I, Item 1, Note 2, "Recent Accounting Pronouncements" in the notes to our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; integration of acquisitions into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; and to maintain good relationships with our workforce; our teaming relationships with contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles; and other factors described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at June 28, 2019.
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
As of June 28, 2019, the notional value of our interest rate swap agreements totaled $54.9 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of June 28, 2019, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $7.9 million. The net fair value of these contracts at June 28, 2019 was a liability of $0.3 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of June 28, 2019, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2019. Based on such evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of June 28, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we implemented ASC Topic 842. In connection with its adoption, we implemented changes to our processes and control activities related to lease accounting. These changes included updating policies and procedures to reflect the lease accounting and disclosure requirements.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot reasonably predict the likelihood of such adjustments or the ultimate responsible party. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the Contracting Officer's Final Decision for the years 2007 - 2010 related to Former Parent costs. We believe we are fully indemnified under our Distribution Agreement with our Former Parent. We have notified our former parent of the U.S. government's decision in this matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
Refer to Note 13, "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 22, 2019)
3.2	Amended and Restated By-Laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 22, 2019)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

+ Indicates this document is filed as an exhibit herewith.
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
Date: August 6, 2019