Form 10-Q
period 2019-09-27
Vectrus, Inc.
filed 2019-11-05
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
or
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
As of November 1, 2019, there were 11,509,088 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands, except per share data)	2019	2018	2019	2018
Revenue	$359,854	$308,095	$1,017,371	$949,744
Cost of revenue	325,537	278,964	921,685	865,078
Selling, general and administrative expenses	19,934	15,125	59,697	48,990
Operating income	14,383	14,006	35,989	35,676
Interest expense, net	(1,907)	(1,314)	(4,811)	(3,619)
Income from operations before income taxes	12,476	12,692	31,178	32,057
Income tax expense	3,094	2,826	7,088	6,884
Net income	$9,382	$9,866	$24,090	$25,173

Earnings per share
Basic	$0.82	$0.88	$2.11	$2.25
Diluted	$0.80	$0.86	$2.08	$2.21
Weighted average common shares outstanding - basic	11,506	11,248	11,420	11,210
Weighted average common shares outstanding - diluted	11,678	11,406	11,566	11,380
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2019	2018	2019	2018
Net income	$9,382	$9,866	$24,090	$25,173
Other comprehensive income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swap	(194)	296	(1,570)	1,177
Net change in fair value of foreign currency forward contracts	(207)	(34)	(123)	(196)
Net (loss) gain reclassified to interest expense	(8)	—	43	—
Tax benefit (expense)	88	(64)	357	(254)
Net change in derivative instruments	(321)	198	(1,293)	727
Foreign currency translation adjustments, net of tax	(1,526)	(43)	(1,801)	(943)
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to retained earnings	—	—	(259)	—
Other comprehensive (loss) income, net of tax	(1,847)	155	(3,353)	(216)
Total comprehensive income	$7,535	$10,021	$20,737	$24,957
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27,	December 31,
(In thousands, except share information)	2019	2018
Assets
Current assets
Cash	$41,050	$66,145
Receivables	254,796	232,119
Other current assets	22,588	15,063
Total current assets	318,434	313,327
Property, plant, and equipment, net	18,159	13,419
Goodwill	260,872	233,619
Intangible assets, net	15,934	8,630
Right-of-use assets	18,233	—
Other non-current assets	3,803	3,248
Total non-current assets	317,001	258,916
Total Assets	$635,435	$572,243
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$144,828	$156,393
Compensation and other employee benefits	60,897	41,790
Short-term debt	5,500	4,500
Other accrued liabilities	39,524	22,303
Total current liabilities	250,749	224,986
Long-term debt, net	66,438	69,137
Deferred tax liability	50,560	55,358
Other non-current liabilities	19,353	1,462
Total non-current liabilities	136,351	125,957
Total liabilities	387,100	350,943
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,506,228 and 11,266,906 shares issued and outstanding as of September 27, 2019 and December 31, 2018, respectively	115	113
Additional paid in capital	77,766	71,729
Retained earnings	176,965	152,616
Accumulated other comprehensive loss	(6,511)	(3,158)
Total shareholders' equity	248,335	221,300
Total Liabilities and Shareholders' Equity	$635,435	$572,243
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 27,	September 28,
(In thousands)	2019	2018
Operating activities
Net income	$24,090	$25,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,395	1,078
Amortization of intangible assets	2,103	1,468
Loss on disposal of property, plant, and equipment	2	315
Stock-based compensation	5,952	3,410
Amortization of debt issuance costs	301	318
Changes in assets and liabilities:
Receivables	(7,521)	(15,179)
Other assets	(5,820)	(5,669)
Accounts payable	(14,458)	(5,259)
Deferred taxes	(4,240)	(2,101)
Compensation and other employee benefits	17,863	5,002
Other liabilities	7,781	98
Net cash provided by operating activities	28,448	8,654
Investing activities
Purchases of capital assets and intangibles	(14,440)	(6,115)
Proceeds from the disposition of assets	5,400	33
Acquisition of business, net of cash acquired	(43,963)	(36,855)
Net cash used in investing activities	(53,003)	(42,937)
Financing activities
Repayments of long-term debt	(2,000)	(3,000)
Proceeds from revolver	226,000	138,000
Repayments of revolver	(226,000)	(138,000)
Proceeds from exercise of stock options	3,467	1,388
Payments of employee withholding taxes on share-based compensation	(768)	(803)
Net cash provided by (used in) financing activities	699	(2,415)
Exchange rate effect on cash	(1,239)	(1,171)
Net change in cash	(25,095)	(37,869)
Cash-beginning of year	66,145	77,453
Cash-end of period	$41,050	$39,584

Supplemental disclosure of cash flow information:
Interest paid	$4,363	$3,241
Income taxes paid	$5,076	$11,222
Non-cash investing activities:
Purchase of capital assets on account	$394	$1,374
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2017	11,121	$111	$67,526	$117,415	$(1,680)	$183,372
Net income				6,111		6,111
Cumulative effects of adoption of Accounting Standards Codification (ASC) Topic 606 revenue recognition guidance				(77)		(77)
Foreign currency translation adjustments					487	487
Unrealized gain on cash flow hedge					403	403
Employee stock awards and stock options	101	1	522			523
Stock-based compensation			867			867
Balance at March 30, 2018	11,222	$112	$68,915	$123,449	$(790)	$191,686
Net income				9,195		9,195
Foreign currency translation adjustments					(1,388)	(1,388)
Unrealized gain on cash flow hedge					127	127
Employee stock awards and stock options	26		32			32
Stock-based compensation			908			908
Balance at June 28, 2018	11,248	$112	$69,855	$132,644	$(2,051)	$200,560
Net income				9,866		9,866
Foreign currency translation adjustments					(43)	(43)
Unrealized gain on cash flow hedge					198	198
Employee stock awards and stock options	1	1	30			31
Stock-based compensation			874			874
Balance at September 28, 2018	11,249	$113	$70,759	$142,510	$(1,896)	$211,486

Balance at December 31, 2018	11,267	$113	$71,729	$152,616	$(3,158)	$221,300
Net income				7,091		7,091
Cumulative effects of adoption of ASU 2018-02 reclassification of certain tax effects from accumulated other comprehensive loss				259	(259)	—
Foreign currency translation adjustments					(823)	(823)
Unrealized loss on cash flow hedge					(360)	(360)
Employee stock awards and stock options	85	1	(82)			(81)
Stock-based compensation			1,117			1,117
Balance at March 29, 2019	11,352	$114	$72,764	$159,966	$(4,600)	$228,244

Net income				7,617		7,617
Foreign currency translation adjustments					547	547
Unrealized loss on cash flow hedge					(611)	(611)
Employee stock awards and stock options	154	1	2,779			2,780
Stock-based compensation			1,099			1,099
Balance at June 27, 2019	11,506	$115	$76,642	$167,583	$(4,664)	$239,676
Net income				9,382		9,382
Foreign currency translation adjustments					(1,526)	(1,526)
Unrealized loss on cash flow hedge					(321)	(321)
Employee stock awards and stock options	—	—	—			—
Stock-based compensation			1,124			1,124
Balance at September 27, 2019	11,506	$115	$77,766	$176,965	$(6,511)	$248,335
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
Vectrus, Inc. is a leading provider of services to the United States (U.S.) government worldwide. The Company operates as one segment and offers facility and logistics services and information technology and network communications services.
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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 27, 2019 for the third quarter of 2019 and September 28, 2018 for the third quarter of 2018), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three and nine months ended.
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
Leases
On January 1, 2019, the Company adopted the new lease accounting standard Accounting Standards Codification Topic 842, Leases (ASC Topic 842). Operating leases are included on our Condensed Consolidated Balance Sheets as right-of-use (“ROU”) assets, other accrued liabilities and other non-current liabilities.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate as of January 1, 2019 was applied to operating leases in effect as of that date. The operating lease ROU asset also includes any prepaid lease payments and excludes lease incentives. Many of our leases include one or more options to renew or terminate the lease, solely at our discretion. Such options are factored into the lease term when it is reasonably certain that we will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.
As allowed under ASC Topic 842, the Company elected the package of practical expedients permitted under the transition guidance which allowed the Company to carry forward the historical lease classification, assessment of whether a contract was or contained a lease and assessment of initial direct costs. In addition, we have made policy elections to apply the short-term leases practical expedient, whereby leases with a term of 12 months or less are not capitalized and recorded on our balance sheet, and the practical expedient to not separate lease components from non-lease components. The latter expedient is applied to all of our leases. We did not elect to apply the hindsight practical expedient in determining lease terms and assessing impairment of ROU assets. See Note 2, "Recent Accounting Pronouncements" and Note 10, "Leases" for further information.

Reclassifications
Certain reclassifications have been made to the presentation of amounts in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2018 to conform to the current year presentation. Specifically, depreciation and amortization, which were combined and disclosed as one amount are now presented separately.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued But Not Yet Effective
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15 to provide guidance on accounting for implementation costs incurred in a cloud computing arrangement (CCA) hosted by the vendor - that is a service contract. Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs of a CCA as it would for an on-premises internal-use software license. Presentation of such costs, however, will vary from those required for licensed internal-use software. ASU 2018-15 is effective January 1, 2020 and can be adopted prospectively or retrospectively. Early adoption is permitted. The standard is not expected to have a material impact on the Company's consolidated financial statements.
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
Accounting Standards That Were Adopted
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Act). The Company adopted the provisions of ASU 2018-02 during the first quarter of 2019 and recorded a $0.3 million decrease to accumulated other comprehensive income and a corresponding increase to beginning retained earnings to reflect the changes in the U.S. federal corporate income tax rate as a result of the Tax Act. As a result of the adoption of ASU 2018-02, the Company's policy to release income tax effects in accumulated other comprehensive income is consistent with the underlying book method.
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
See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 10,"Leases" for further information.
Other new accounting pronouncements issued but not yet effective until after September 27, 2019 are not expected to have a material impact on our financial position, results of operations or cash flows.
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
The Company's performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as the services are performed. This continuous transfer of control requires that the Company tracks progress towards completion of performance obligations in order to measure and recognize revenue. Determining progress on performance obligations requires the Company to make judgments that affect the timing of revenue recognition. Remaining performance obligations represent firm orders by the customer and exclude potential orders under IDIQ contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims. The level of order activity related to programs can be affected by the timing of government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
The Company's contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year (or less) option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. We expect to recognize a substantial portion of our performance obligations as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience or for cause. Most of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Remaining performance obligations increased by $101.3 million to $959 million as of September 27, 2019 as compared to $858 million as of December 31, 2018. The Company expects to recognize approximately 34% of the remaining performance obligations as revenue in 2019, and the remaining 66% during 2020. Remaining performance obligations as of September 27, 2019 and December 31, 2018 are presented in the following table:

	September 27,	December 31,
(In millions)	2019	2018
Performance Obligations	$959	$858

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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three and nine months ended September 27, 2019 were favorable by $0.7 million and $1.5 million, respectively. Cumulative adjustments for the three and nine months ended September 28, 2018 were unfavorable by $1.6 million and favorable by $4.9 million, respectively.
For the three and nine months ended September 27, 2019, the net favorable adjustments to operating income increased revenue by $4.0 million and $4.2 million, respectively. For the three months ended September 28, 2018, the net unfavorable adjustments to operating income decreased revenue by $2.0 million. For the nine months ended September 28, 2018, the net favorable adjustments to operating income increased revenue by $4.7 million.
Revenue by Category
Generally, the sales price elements for the Company's contracts are cost-plus, cost-reimbursable or firm-fixed-price. The Company commonly has elements of cost-plus, cost-reimbursable and firm-fixed-price contracts in a single contract. On a cost-plus type contract, the Company is paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers. On cost-plus type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost. On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically, these costs do not bear fees.
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
The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three and nine months ended September 27, 2019 and September 28, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2019	2018	2019	2018
Cost-plus and cost-reimbursable ¹	$272,810	$240,338	$781,024	$713,289
Firm-fixed-price	87,044	67,757	236,347	236,455
Total revenue	$359,854	$308,095	$1,017,371	$949,744

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the three and nine months ended September 27, 2019 and September 28, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2019	2018	2019	2018
Middle East	$244,142	$223,636	$695,626	$662,734
United States	77,228	54,379	219,534	203,015
Europe	38,484	30,080	102,211	83,995
Total revenue	$359,854	$308,095	$1,017,371	$949,744

Revenue by contract relationship for the three and nine months ended September 27, 2019 and September 28, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2019	2018	2019	2018
Prime contractor	$334,383	$290,090	$954,172	$892,206
Subcontractor	25,471	18,005	63,199	57,538
Total revenue	$359,854	$308,095	$1,017,371	$949,744

Revenue by customer for the three and nine months ended September 27, 2019 and September 28, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2019	2018	2019	2018
Army	$245,817	$224,038	$698,377	$700,265
Air Force	86,557	64,278	227,081	189,954
Navy	13,344	8,567	45,249	26,912
Other	14,136	11,212	46,664	32,613
Total revenue	$359,854	$308,095	$1,017,371	$949,744
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
As of September 27, 2019, we had contract assets of $194.7 million. Refer to Note 7, "Receivables" for additional information regarding the composition of our receivables balances. As of September 27, 2019, our contract liabilities were $0.9 million.
NOTE 4
ACQUISITIONS
Advantor
On July 8, 2019, we acquired Advantor Systems Corporation and Advantor Systems, LLC (collectively, Advantor) from Infrasafe Holding, Inc. and Infrasafe, LLC (collectively, Infrasafe). Advantor is a leading provider of integrated electronic security systems to the U.S. government. In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Condensed Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e. intangibles related to contractual relationships) were recorded at their estimated fair values. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
The total net consideration paid for the acquisition was $44.0 million, consisting of the purchase price, net of cash acquired, and $0.3 million estimated working capital in excess of the working capital requirement agreed upon in the stock purchase agreement. The acquisition was funded by utilizing cash on hand and available capacity from our Amended Revolver (as defined in Note 8, “Debt”).

A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$11,535
Other current assets	2,719
Property, plant and equipment	155
Goodwill	27,253
Intangible assets	8,300
Other non-current assets	1,868
Accounts payable	(4,223)
Other current liabilities	(1,519)
Accrued compensation	(907)
Other non-current liabilities	(1,218)
Purchase price, net of cash acquired	$43,963
The Company is in the process of finalizing the details related to the amounts allocated to receivables, prepaid assets, property, plant and equipment and accounts payables. The amount paid relating to working capital was based on an estimate at the closing of the acquisition. Any differences between the estimate and the actual amount at closing will be finalized subsequent to September 27, 2019. Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date.
The Company recognized two intangible assets related to customer contracts (backlog) and the Advantor trade name arising from the acquisition. The fair value of the customer contracts was $7.2 million, and the fair value of the Advantor trade name was $1.1 million with amortization periods of 5.0 years and 4.5 years, respectively. The weighted-average remaining useful life of these two intangible assets is 4.7 years. Accordingly, the Company recorded amortization expense of $0.4 million during the three months and nine months ended September 27, 2019. The amortization expense is included in cost of revenue in our Condensed Consolidated Statements of Income.
Additionally, the Company recognized goodwill of $27.3 million arising from the acquisition, which relates primarily to acquired product and services strengthening our advance into a higher value, technology-enabled and differentiated platform, as well as extending our facilities and logistics services to include the electronic protection and security of facilities. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Advantor acquisition is fully deductible for income tax purposes.
Through September 27, 2019, the Company recorded acquisition-related costs of $1.0 million. These costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income and do not reflect any other one-time internal non-recurring integration costs.
Advantor's results of operations have been included in our Condensed Consolidated Statements of Income for the period subsequent to acquisition on July 8, 2019. For the three and nine months ended September 27, 2019, Advantor contributed $10.2 million of revenue and an insignificant amount of income from operations before income taxes. For the three months and nine months ended September 28, 2018, the acquired business recognized revenue of $8.4 million and $24.1 million, respectively. Income from operations before income taxes for the acquired business was insignificant during the same prior year periods.
SENTEL
On January 23, 2018, the Company acquired 100% of the outstanding common stock of SENTEL Corporation (SENTEL). In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Condensed Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e., intangibles related to contractual relationships) were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
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
With the acquisition of SENTEL, the Company recognized two intangible assets relating to customer contracts, backlog and contract re-competes. The fair value of the backlog was $6.5 million, and the fair value of the contract re-competes was $4.0 million with an amortization period of 4.0 years and 8.0 years, respectively.
Additionally, the Company recognized goodwill of $16.7 million arising from the acquisition, which relates primarily to growth opportunities resulting from a broader service offering in the converging physical and digital infrastructure market, enhancing our information technology, technical solutions and logistics capabilities, and expanding our client base to customers in the U.S. intelligence community. The goodwill recognized for the SENTEL acquisition is fully deductible for income tax purposes.
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
For the three months ended September 27, 2019 and September 28, 2018, we recorded income tax provisions of $3.1 million and $2.8 million, respectively, representing effective income tax rates of 24.8% and 22.3%, respectively. For the nine months ended September 27, 2019 and September 28, 2018, we recorded income tax provisions of $7.1 million and $6.9 million, respectively, representing effective income tax rates of 22.7% and 21.5%, respectively. The higher effective income tax rates for the 2019 periods are the result of an increase in state taxes due to additional continental United States (CONUS) activity, the impact of foreign taxes due to additional guidance on the implementation of the Tax Act and a reduction in employment tax credits. The effective income tax rates vary from the federal statutory rate of 21.0% due to state taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
Uncertain Tax Positions
As of September 27, 2019 and December 31, 2018, unrecognized tax benefits from uncertain tax positions were $6.7 million and $1.8 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction.

NOTE 6
EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities such as stock options and restrictive stock units were exercised or converted into common stock. Diluted EPS includes the dilutive effect of stock-based compensation outstanding after application of the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$9,382	$9,866	$24,090	$25,173

Weighted average common shares outstanding	11,506	11,248	11,420	11,210
Add: Dilutive impact of stock options	37	68	45	75
Add: Dilutive impact of restricted stock units	135	90	101	95
Diluted weighted average common shares outstanding	11,678	11,406	11,566	11,380

Earnings per share
Basic	$0.82	$0.88	$2.11	$2.25
Diluted	$0.80	$0.86	$2.08	$2.21

The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2019	2018	2019	2018
Anti-dilutive stock options	—	1	1	2
Anti-dilutive restricted stock units	—	—	3	—
Total	—	1	4	2

NOTE 7
RECEIVABLES
Receivables were comprised of the following:

	September 27,	December 31,
(In thousands)	2019	2018
Billed receivables	$48,297	$44,868
Unbilled receivables (contract assets)	194,729	181,009
Other	11,770	6,242
Total receivables	$254,796	$232,119
As of September 27, 2019 and December 31, 2018, all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because our billed receivables are with the U.S. government, we do not believe the Company has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $3.7 million of our unbilled receivables as of September 27, 2019 may not be collected within the next 12 months. These amounts relate to the timing of the U.S.

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
Additionally, the Amendment Agreement includes an accordion feature that allows the Company to request up to an additional $100.0 million subject to the lender's consent on the same terms and conditions as the existing Amended Term Loan.  The Amendment Agreement also permits the Company to borrow up to $75.0 million in unsecured debt as long as the aggregated sum of both the unsecured debt and the accordion does not exceed $100.0 million.
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. There were no outstanding borrowings under the Amended Revolver at September 27, 2019. As of September 27, 2019, there were seven letters of credit outstanding in the aggregate amount of $8.1 million, which reduced our borrowing availability to $111.9 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.
The aggregate scheduled maturities of the Amended Term Loan are as follows:

(In thousands)	Payments due
2019 (excluding the nine months ended September 27, 2019)	$2,500
2020	6,500
2021	8,600
2022	55,400
Total	$73,000
We may voluntarily prepay the Amended Term Loan in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs under certain conditions. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed.
The Amended Credit Facilities contain customary covenants, including covenants that, under certain circumstances are subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements.
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of September 27, 2019, the Company had a ratio of total consolidated indebtedness to EBITDA of 1.04 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 11.02 to 1.00 and was in compliance with all covenants related to the Amended Credit Facilities.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at September 27, 2019 was 4.12%.
Carrying Value and Fair Value. As of September 27, 2019 and December 31, 2018, the fair value of the Amended Credit Facilities approximated the carrying value since the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

NOTE 9
DERIVATIVE INSTRUMENTS
During the periods covered by this report, we have made no changes to our policies or strategies for the use of derivative instruments and there has been no change in our related accounting methods.
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $54.9 million at September 27, 2019, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of September 27, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$315
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$995
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
We regularly assess the creditworthiness of the counterparty. As of September 27, 2019, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Foreign Currency Derivative Instruments
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of September 27, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$423
Foreign currency forward designated as cash flow hedge	Other non-current liabilities	$58
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
At September 27, 2019, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $9.2 million and expiration dates through December 2020.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of September 27, 2019.
The current estimated value of net losses for the above derivative instruments anticipated to be transferred from accumulated other comprehensive income into earnings over the next 12 months is $0.7 million.

NOTE 10
Leases
We determine whether an arrangement contains a lease at inception. We have operating leases for office space, apartments, vehicles, and machinery and equipment. Our operating leases have lease terms of less than one year to ten years.
We do not separate lease components from non-lease components (e.g., common area maintenance, property taxes, and insurance) but account for both components in a contract as a single lease component.
The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 27, 2019	September 27, 2019
Operating lease expense	$3,827	$10,890
Variable lease expense	196	594
Short-term lease expense	12,436	35,055
Total lease expense	$16,459	$46,539
Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	September 27, 2019
Right-of-use assets	$18,233

Current lease liabilities (recorded in other accrued liabilities)	$8,402
Long-term lease liabilities (recorded in other non-current liabilities)	10,683
Total operating lease liabilities	$19,085
Initial ROU assets of $19.2 million were recognized as non-cash asset additions when the new lease accounting standard was adopted on January 1, 2019. Additional ROU assets from operating lease arrangements of $7.1 million were recognized as non-cash asset additions during the nine months ended September 27, 2019, and; ROU assets of $1.9 million were recognized with the Advantor acquisition.
The weighted average remaining lease term and discount rate for our operating leases at September 27, 2019 were 4.1 years and 5.9%, respectively.
Maturities of lease liabilities at September 27, 2019 were as follows:

(In thousands)
2019 (excluding the nine months ended September 27, 2019)	$3,832
2020	6,445
2021	3,315
2022	2,589
2023	1,426
2024 and beyond	4,537
Total lease payments	22,144
Less: Imputed interest	3,059
Total	$19,085

NOTE 11
GOODWILL AND INTANGIBLE ASSETS
As of September 27, 2019 and December 31, 2018, the carrying amount of goodwill was $260.9 million and $233.6 million, respectively. The increase during the first nine months of 2019 is due to the acquisition of Advantor.
Other identifiable intangible assets were as follows:

	September 27, 2019		December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets	$19,900	$4,102	$10,500	$1,999
Non-amortizing intangible assets	136	—	129	—
Balance	$20,036	$4,102	$10,629	$1,999
As of September 27, 2019 and December 31, 2018, the carrying amount of intangible assets was approximately $15.9 million and $8.6 million, respectively. The increase during the first nine months of 2019 was due to $8.3 million from the acquisition of Advantor and $1.1 million of amortizable intangible assets purchased during the first quarter of 2019. This increase was offset by intangible amortization expense of approximately $0.8 million and $2.1 million for the three and nine months ended September 27, 2019, respectively. Intangible amortization expense for the three and nine months ended September 28, 2018 was $0.6 million and $1.5 million, respectively.
During the third quarter ending September 27, 2019, the Company received $5.4 million from the seller of a contract acquired by the Company in the first quarter of 2019 due to the inability to have this contract novated to the Company.  The Company eliminated the previously established intangible asset during the third quarter of 2019.
Amortizing intangible assets, which carry a remaining average life of approximately four years, are principally composed of customer contracts and related backlogs, re-competes and trade names.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Compensation costs for equity-based awards	$1,124	$874	$3,339	$2,650
Compensation costs for liability-based awards	798	14	2,613	760
Total compensation costs, pre-tax	$1,922	$888	$5,952	$3,410
Future tax benefit	$416	$192	$1,288	$737
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of September 27, 2019, total unrecognized compensation costs related to equity-based awards and liability-based awards were $5.6 million and $3.9 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.81 years and 1.97 years, respectively.

The following table provides a summary of the activities for NQOs and RSUs for the nine months ended September 27, 2019:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	251	$23.00	257	$28.90
Granted	—	—	205	$30.03
Exercised	152	$22.89	—	—
Vested	—	—	126	$27.66
Forfeited or expired	12	$24.47	21	$29.04
Outstanding at September 27, 2019	87	$22.98	315	$30.14
During the nine months ended September 27, 2019, we granted long term incentive awards to employees consisting of 180,409 RSUs with a weighted average grant date fair value per share of $28.85 and to our directors consisting of 25,246 RSUs with a weighted average grant date fair value per share of $38.42.
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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the nine months ended September 27, 2019, we granted TSR awards with an aggregate target TSR value of $2.5 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
NOTE 13
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $12.0 million and $7.8 million as of September 27, 2019 and December 31, 2018, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot reasonably predict the likelihood of such adjustments or the ultimate responsible party. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the Contracting Officer's Final Decision (COFD) for the years 2007 - 2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). In October 2019, the ASBCA granted Vectrus’ and the U.S. government’s joint request to stay proceedings in the appeal through December 30, 2019 to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter.

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
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the nine months ended September 27, 2019 and September 28, 2018, we had total revenue of $1,017.4 million and $949.7 million, respectively, essentially all of which was derived from U.S. government customers. For the nine months ended September 27, 2019 and September 28, 2018, we generated approximately 69% and 74%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $51.8 million, or 16.8%, for the three months ended September 27, 2019 compared to the three months ended September 28, 2018. The increase in revenue was attributable to increases from our U.S. programs of $22.9 million, our Middle East programs of $20.5 million, and our European programs of $8.4 million. The acquisition of Advantor contributed $10.2 million to the increase from U.S. programs.
Operating income for the three months ended September 27, 2019, was $14.4 million, an increase of $0.4 million, or 2.7%, compared to the three months ended September 28, 2018. This increase was due to increased operating income of $2.1 million from our Middle East programs offset by decreases of $1.2 million from our European programs and $0.5 million from our U.S. programs.

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
Further details related to our financial results for the three and nine months ended September 27, 2019, compared to the three and nine months ended September 28, 2018, are contained in the "Discussion of Financial Results" section.
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
Vectrus is one of the four award recipients of the basic IDIQ contract and received the following task orders: PACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and associated Performance Task Order. Each task order has its own period of performance. Four of the LOGCAP V offerors filed protests of the awards with the U.S. Government Accountability Office (GAO) and, after the GAO denied two of the protests, those four offerors filed protests at the U.S. Court of Federal Claims (the Court).  At the Court’s request, the GAO issued advisory opinions that rejected the two remaining protests.  The briefings and oral arguments before the Court are scheduled to be completed by mid-November, and the Court has committed to issuing decisions by early December 2019.  We cannot predict the outcome of the protests.
Information regarding certain other significant contracts is discussed in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the nine months ended September 27, 2019 and September 28, 2018:

	% of Total Revenue
	Nine Months Ended
Contract Name	September 27, 2019	September 28, 2018
Kuwait Base Operations and Security Support Services (K-BOSSS)	36.2%	40.4%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.8%	14.2%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payments, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The K-BOSSS contract currently is exercised through March 28, 2020, with an additional six-month option through September 28, 2020. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services, including forms, publications, and reproduction services; U.S. Army postal operations; range operations and maintenance; logistics; information management; public works; environmental services; medical administrative support; morale, welfare and recreation; and security, fire and emergency services. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019 (see "Recent Developments" above). The K-BOSSS contract contributed $368 million and $384 million of revenue for the nine months ended September 27, 2019 and September 28, 2018, respectively.

The OMDAC-SWACA contract is currently exercised through November 30, 2019, with a one-month option and a two-month option through February 28, 2020. The contract provides for enterprise network capabilities and services support of the U.S. Central Command. Work is based in Kuwait with additional locations throughout Southwest Asia. Technical support activities include the Southwest Asia Regional Cyber-Center (RCC-SWA) operations, regional network operations and security centers (RNOSCs), local area and wide area network administration, systems administration, service desk administration, computer repair (ADPE), email administration, the Defense Red Switch Network, satellite communications, microwave communications, tower and antenna maintenance, technical control facilities, high frequency and ultra-high frequency radios, telephone switches, telephone operations, inside and outside cable plants, prime power and backup power generators, HVAC systems, uninterruptible power supplies, logistics support services, and other contingency requirements for the warfighter. The OMDAC-SWACA contract contributed $161 million and $135 million of revenue for the nine months ended September 27, 2019 and September 28, 2018, respectively.
Backlog
Total backlog includes remaining performance obligations, consisting of funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer, and unexercised contract options). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to the Company that are being protested by competitors with the GAO or in the U.S. Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the expected life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
For the nine months ended September 27, 2019, total backlog increased by $33 million. As of September 27, 2019, total backlog (funded and unfunded) was $3.0 billion as set forth in the following table:

	September 27,	December 31,
(In millions)	2019	2018
Funded backlog	$807	$689
Unfunded backlog	2,238	2,323
Total backlog	$3,045	$3,012
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1,011.6 million during the nine months ended September 27, 2019, which was an increase of $96.6 million compared to the nine months ended September 28, 2018.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, electronic security, equipment and communication needs, which aligns with our services and strengths. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth.
We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment and IT networks, which we believe aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential, including the following: (i) keeping communications networks operational; (ii) maintaining airfields; (iii) providing integrated electronic security services and (iv) providing emergency services. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.

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
DISCUSSION OF FINANCIAL RESULTS
Three months ended September 27, 2019, compared to three months ended September 28, 2018
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	September 27, 2019	September 28, 2018	$	%
Revenue	$359,854	$308,095	$51,759	16.8%
Cost of revenue	325,537	278,964	46,573	16.7%
% of revenue	90.5%	90.5%
Selling, general and administrative expenses	19,934	15,125	4,809	31.8%
% of revenue	5.5%	4.9%
Operating income	14,383	14,006	377	2.7%
Operating margin	4.0%	4.5%
Interest expense, net	(1,907)	(1,314)	(593)	45.1%
Income before taxes	12,476	12,692	(216)	(1.7)%
% of revenue	3.5%	4.1%
Income tax expense	3,094	2,826	268	9.5%
Effective income tax rate	24.8%	22.3%
Net Income	$9,382	$9,866	$(484)	(4.9)%
Revenue
Revenue for the three months ended September 27, 2019 was $359.9 million, an increase of $51.8 million, or 16.8%, as compared to the three months ended September 28, 2018. The increase in revenue was attributable to increases from our U.S. programs of $22.9 million, our Middle East programs of $20.5 million, and our European programs of $8.4 million. The acquisition of Advantor contributed $10.2 million to the increase from U.S. programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.5% for both the three months ended September 27, 2019 and the three months ended September 28, 2018. The increase in cost of revenue of $46.6 million, or 16.7%, for the three months ended September 27, 2019, as compared to the three months ended September 28, 2018, was primarily due to increased revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the three months ended September 27, 2019, SG&A expenses of $19.9 million increased by $4.8 million, or 31.8%, as compared to the three months ended September 28, 2018. The increase was due primarily to increased M&A costs of $0.4 million, LOGCAP V pre-operational legal costs of $0.2 million, expenses related to internal investments in global operations of $1.5 million and Advantor SG&A expenses of $2.7 million.
Operating Income
Operating income for the three months ended September 27, 2019 increased by $0.4 million, or 2.7%, as compared to the three months ended September 28, 2018. This increase was due to increased operating income of $2.1 million from our Middle East programs offset by decreases of $1.2 million from our European programs and $0.5 million from our U.S. programs.
Operating income as a percentage of revenue was 4.0% for the three months ended September 27, 2019, compared to 4.5% for the three months ended September 28, 2018. In the three months ended September 28, 2018, we successfully closed an unresolved item on a closed contract that created a one-time $1.4 million benefit.
Aggregate cumulative adjustments increased operating income by $0.7 million for the three months ended September 27, 2019 and decreased operating income by $1.6 million for the three months ended September 28, 2018. The aggregate cumulative adjustments for the three months ended September 27, 2019 related to higher margins associated with operational efficiencies from labor and management of contract staffing and contract close-out activities. The aggregate cumulative adjustments for the three months ended September 28, 2018 related to lower margins associated with labor-related items partially offset by management of contract staffing.
Nine months ended September 27, 2019, compared to nine months ended September 28, 2018
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
(In thousands, except for percentages)	September 27, 2019	September 28, 2018	$	%
Revenue	$1,017,371	$949,744	$67,627	7.1%
Cost of revenue	921,685	865,078	56,607	6.5%
% of revenue	90.6%	91.1%
Selling, general and administrative expenses	59,697	48,990	10,707	21.9%
% of revenue	5.9%	5.2%
Operating income	35,989	35,676	313	0.9%
Operating margin	3.5%	3.8%
Interest expense, net	(4,811)	(3,619)	(1,192)	(32.9)%
Income before taxes	31,178	32,057	(879)	(2.7)%
% of revenue	3.1%	3.4%
Income tax expense	7,088	6,884	204	3.0%
Effective income tax rate	22.7%	21.5%
Net Income	$24,090	$25,173	$(1,083)	(4.3)%
Revenue
Revenue for the nine months ended September 27, 2019 was $1,017.4 million, an increase of $67.6 million, or 7.1%, as compared to the nine months ended September 28, 2018. The increase in revenue was attributable to increases from our Middle East programs of $32.9 million, our U.S. programs of $16.5 million, and our European programs of $18.2 million. The acquisition of Advantor contributed $10.2 million to the increase from U.S. programs.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.6% compared to 91.1% for the nine months ended September 27, 2019 and the nine months ended September 28, 2018, respectively. The increase in cost of revenue of $56.6 million, or 6.5%, for the nine months ended September 27, 2019, as compared to the nine months ended September 28, 2018, was primarily due to increased revenue as described above.
SG&A Expenses
For the nine months ended September 27, 2019, SG&A expenses of $59.7 million increased by $10.7 million, or 21.9%, as compared to the nine months ended September 28, 2018. The increase was due primarily to increased M&A costs of $2.1 million, stock-based compensation of $1.5 million, LOGCAP V pre-operational legal costs of $0.8 million, expenses related to internal investments in global operations of $3.6 million and Advantor SG&A expenses of $2.7 million.
Operating Income
Operating income for the nine months ended September 27, 2019 increased by $0.3 million, or 0.9%, as compared to the nine months ended September 28, 2018. This increase was primarily due to higher operating income of $3.2 million from our Middle East programs offset by decreases of $2.1 million from our U.S. programs and $0.8 million from our European programs.
Operating income as a percentage of revenue was 3.5% for the nine months ended September 27, 2019, compared to 3.8% for the nine months ended September 28, 2018.
Aggregate cumulative adjustments increased operating income by $1.5 million and $4.9 million for the nine months ended September 27, 2019 and September 28, 2018, respectively. The aggregate cumulative adjustments for the nine months ended September 27, 2019 related to higher margins associated with operational efficiencies related to labor and management of contract staffing and contract close-out activities. The aggregate cumulative adjustments for the nine months ended September 28, 2018 related to higher margins associated with labor-related items and management of contract staffing.

Interest (Expense) Income, Net
Interest (expense) income, net for the three and nine months ended September 27, 2019 and September 28, 2018 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
(In thousands, except for percentages)	September 27, 2019	September 28, 2018	$	%	September 27, 2019	September 28, 2018	$	%
Interest income	$61	$98	$(37)	(37.8)	$169	$137	$32	23.4
Interest expense	(1,968)	(1,412)	(556)	(39.4)	(4,980)	(3,756)	(1,224)	(32.6)
Interest expense, net	$(1,907)	$(1,314)	$(593)	(45.1)	$(4,811)	$(3,619)	$(1,192)	(32.9)
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.6 million and $1.2 million for the three and nine months ended September 27, 2019 compared to the three and nine months ended September 28, 2018, respectively, was due to increased use of our revolving credit facility in 2019 to finance short-term working capital requirements and the acquisition of Advantor.
Income Tax Expense
For the three months ended September 27, 2019 and September 28, 2018, we recorded income tax provisions of $3.1 million and $2.8 million, respectively, representing effective income tax rates of 24.8% and 22.3%, respectively. For the nine months ended September 27, 2019 and September 28, 2018, we recorded income tax provisions of $7.1 million and $6.9 million, respectively, representing effective income tax rates of 22.7% and 21.5%, respectively. The higher effective income tax rates for the 2019 periods are the result of an increase in state taxes due to additional CONUS activity, the impact of foreign taxes due to additional guidance on the implementation of the Tax Act and a reduction in employment tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditure and financing requirements. We expect to fund our ongoing working capital, capital expenditures and financing requirements through cash flows from operations, cash on hand and access to capital markets. When necessary we utilize our revolving credit facility to satisfy short-term working capital requirements.
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
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $12.7 million of our total $41.1 million in cash at September 27, 2019 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). Additionally, the Amendment Agreement includes an accordion feature that allows the Company to draw up to an additional $100.0 million subject to the lender's consent on the same terms and conditions as the existing commitments.  The Amendment Agreement also permits the Company to borrow up to $75.0 million in unsecured debt as long as the aggregated sum of both the unsecured debt and the accordion does not exceed $100.0 million. We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at September 27, 2019. At September 27, 2019, there were seven letters of credit outstanding in the aggregate amount of $8.1 million, which reduced our borrowing availability under the Amended Revolver to $111.9 million.

Dividends
We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and if declared, the amount of any such dividends, will depend upon our financial condition, earnings, capital requirements, financial covenants, included under the Amendment Agreement, and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may consider such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. Our DSO was 62 days as of September 27, 2019 and 63 days as of December 31, 2018.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Operating activities	$28,448	$8,654
Investing activities	(53,003)	(42,937)
Financing activities	699	(2,415)
Foreign exchange[1]	(1,239)	(1,171)
Net change in cash	$(25,095)	$(37,869)
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities for the nine months ended September 27, 2019 consisted of net income of $24.1 million plus non-cash items of $10.7 million and net changes in other long-term assets and liabilities of $1.0 million partially offset by an increase in net working capital requirements of $7.4 million.
Net cash provided by operating activities during the nine months ended September 28, 2018 consisted of net income of $25.2 million, increased by non-cash items of $6.6 million offset by net working capital changes of $23.1 million primarily due to the timing of cash collections, as reflected in an increase in receivables as of September 28, 2018.
Net cash used in investing activities for the nine months ended September 27, 2019 consisted of $44.0 million for the acquisition of Advantor and $14.4 million of capital expenditures for the purchase of intangible assets, software and hardware, leasehold improvements, and vehicles and equipment related to ongoing operations. During the third quarter of 2019, $5.4 million was received from the seller of a contract acquired by the Company in the first quarter of 2019 due to the inability to have the contract novated to the Company.
Net cash used in investing activities during the nine months ended September 28, 2018 consisted of $36.9 million for the acquisition of SENTEL and $6.1 million for the purchase of equipment, leasehold improvements, hardware and software related to ongoing operations.
Net cash provided by financing activities during the nine months ended September 27, 2019 consisted of $3.5 million in cash received from the exercise of stock options offset by repayments of long-term debt of $2.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million. During the nine months ended September 27, 2019, we borrowed and repaid a total of $226.0 million from the Amended Revolver to meet short-term working capital requirements and fund a portion of the purchase price for the acquisition of Advantor.
Net cash used in financing activities for the nine months ended September 28, 2018 consisted of repayments of long-term debt of $3.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million, offset by $1.4 million in cash received from the exercise of stock options. During the nine months ended September 28, 2018, we borrowed and repaid a total of $138.0 million from the Amended Revolver to meet short-term working capital requirements and to fund a portion of the purchase price for the acquisition of SENTEL.

Capital Resources
At September 27, 2019, we held cash of $41.1 million, which included $12.7 million held by foreign subsidiaries, and had $111.9 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at September 27, 2019, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
During the nine months ended September 27, 2019, we paid $2.0 million in quarterly installment payments on the Amended Term Loan. See Note 10, "Leases" for additional contractual obligation information.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and outstanding letters of credit. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At September 27, 2019, there were seven letters of credit outstanding in the aggregate amount of $8.1 million, which reduced our borrowing availability under the Amended Revolver to $111.9 million. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. At September 27, 2019, we had no material off-balance sheet arrangements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at September 27, 2019.
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
As of September 27, 2019, the notional value of our interest rate swap agreements totaled $54.9 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of September 27, 2019, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $9.2 million. The net fair value of these contracts at September 27, 2019 was a liability of $0.5 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of September 27, 2019, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we implemented ASC Topic 842. In connection with its adoption, we implemented changes to our processes and control activities related to lease accounting. These changes included updating policies and procedures to reflect the lease accounting and disclosure requirements. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
On July 8, 2019, we completed our acquisition of Advantor. We are in the process of integrating Advantor’s financial reporting processes and procedures and internal controls over financial reporting into our financial reporting processes, procedures and internal controls. In the course of integrating Advantor’s financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financial reporting and will disclose any such changes, if material, as required by the rules of the SEC. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. Because we do not participate in indirect rate negotiations between the U.S. government and our Former Parent, we cannot reasonably predict the likelihood of such adjustments or the ultimate responsible party. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the COFD for the years 2007 - 2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the ASBCA. In October 2019, the ASBCA granted Vectrus’ and the U.S. government’s joint request to stay proceedings in the appeal through December 30, 2019 to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter.
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
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Lynch Letter Agreement, dated July 7, 2019, between Vectrus, Inc. and Susan D. Lynch (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on August 5, 2019)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

+ Indicates this document is filed as an exhibit herewith.
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
Date: November 5, 2019