Form 10-K
period 2019-12-31
Vectrus, Inc.
filed 2020-03-03
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Registrant’s telephone number, including area code:
(719) 591-3600
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	VEC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $457,575,369.
As of February 28, 2020, there were 11,523,691 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders to be held on May 7, 2020 will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III.

VECTRUS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
Leveraging a history of more than 70 years, Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of global service solutions, including facility and logistics services and information technology and network communications services to the United States (U.S.) government in 148 locations and 26 countries and territories across four continents in both stable and unstable political and economic environments. We operate our business based on three core values of Integrity, Respect and Responsibility. A primary strength of our company is our expeditionary nature to recruit U.S. and international personnel, as well as navigate the logistical, legal, and other challenges of operating in multiple challenging overseas locations. We have a proven history of deploying resources rapidly and with precision to support the success of our customers' missions. Our strategy is to advance our competitive profile and further differentiate Vectrus as an innovator in the emerging converged infrastructure market.
Our primary customer is the U.S. Department of Defense (DoD), with a large concentration in the U.S. Army. For the years ended December 31, 2019, 2018 and 2017, we had total revenue of $1.4 billion, $1.3 billion and $1.1 billion, respectively, substantially all of which was derived from U.S. government customers. We operate as one segment.
We employ approximately 7,200 people and engage approximately 6,000 subcontractor personnel around the world. This includes an experienced management team with an average of 33 years of experience in the military, defense industry, and a wide range of U.S. government agencies. Our management team has experience winning new contracts, driving premier operating efficiency, and managing all aspects of the demanding compliance culture required to do business with the U.S. government worldwide. We are also a leading employer of veterans with more than 35% of our employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer.
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
Acquisitions
In July 2019, Vectrus acquired Advantor Systems Corporation and Advantor Systems, LLC (collectively, Advantor) from Infrasafe Holding, Inc. and Infrasafe, LLC (collectively, Infrasafe). Advantor is a leading provider of integrated electronic security systems to the U.S. government and is the only vertically integrated and accredited Command, Control & Communications (C3) networked security technology platform in the industry. The purchase price of $45.1 million was funded with cash on hand and borrowings under our revolving credit facility.
In January 2018, we acquired SENTEL Corporation, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The acquisition advanced our strategy to be a leader in the converging physical and digital infrastructure market and enhanced our information technology, technical solutions and logistics capabilities while expanding our client base to customers in the U.S. intelligence community. SENTEL’s customers included the U.S. Army, U.S. Navy, U.S. Air Force, Federal Aviation Administration, and the Internal Revenue Service. The purchase price of $36.9 million was funded with cash on hand and borrowings under our revolving credit facility.
Our Business Strategy
Our goal is to be an innovator and leader in the convergence of our clients' physical and digital infrastructure and supply chains. Our overall strategy is to continue to advance our capabilities and competitive profile to further differentiate the company as an innovator and leader in the emerging converged infrastructure market.
We seek to drive growth through the following three strategies: Enhance the Foundation, Expand the Portfolio, and Add More Value. These core strategies will evolve to include more innovative, technology-enabled methods, capabilities and business models. Key components of these strategies, and our progress in executing these strategies, include:

•
Enhance the Foundation. We will enhance our business by strengthening our methods and approaches to deliver higher value, high-impact services to our clients, while growing in, and around, our strong foundation in facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital integration services. One of the components associated with this strategy is the development and execution of growth campaigns to increase our organic revenue generation with both existing and new customers. Our campaigns lay out a deliberate approach to growth in a specific customer set or market by establishing differentiated value, strategic positioning, a tailored attack plan, and a specific goal to build or take market share leveraging our exceptional execution and service delivery for current customers. In 2019, we built on the success of our U.S. Air Force campaign, by winning new work through our U.S. Navy and U.S, Department of State (DoS) campaigns. Through our Fleet Systems Engineering Team (FSET) program, Spectrum Management Next Generation contract, and Naval Station Guantanamo Bay awards, our Navy campaign is yielding positive results. Total U.S. Navy revenue increased 45% in 2019 compared 2018. Additionally, through these efforts during 2019, Vectrus was awarded its first ever indefinite delivery, indefinite quantity (IDIQ) contract with the DoS to provide logistics, life and mission support, and other operations and maintenance services in any country where the DoS has a presence. We will continue to focus on executing our campaign efforts in order to further enhance our foundation.
We cultivate an enterprise-wide Vectrus Improvement Project (VIP) culture that challenges every Vectrus employee to implement measurable improvements. The VIPs align with our business objectives, benefiting our clients, employees, and overall performance. We support this VIP culture with an internal reward and recognition program and a robust internal training program, equipping our leaders with the tools to sustain our daily approach to continuous improvement. Our VIPs are a core component of how we deliver higher value, high-impact services to clients that supports growing in and around our foundation.

•
Expand the Portfolio. We are focused on creating a higher-value, technology-enabled and differentiated platform through strengthening our Information Technology (IT) competencies and fusing the physical and digital aspects of our clients' facility and logistics missions. We package our capabilities by leveraging our strong foundation in facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital integration services. In addition, we seek to partner with highly innovative third parties. The result will be a more technology-enabled, differentiated, higher value portfolio.

We are making solid progress in this strategy. In 2019, Vectrus won several IT services contracts, which was driven in part by strengthening our competencies in executing our IDIQ portfolio and leveraging our ability to provide complex mission-critical IT services in austere and challenging environments. In 2019, we won our first task orders as a prime contractor under both the Army’s Information Technology Enterprise Solutions-3 Services (ITES-3S) and Responsive Strategic Sourcing for Services (RS3) IDIQs. Vectrus also was awarded a subcontract to provide Cyber Operations for the Air National Guard, building on another subcontract win to provide defensive cyber operations on all Army networks in the Indo-Pacific Command (INDOPACOM) Area-of-Responsibility (AOR).

•
Add More Value. The convergence of our clients' physical and digital infrastructure and supply chains represents an opportunity to improve the outcomes of our clients' missions while creating a higher value, growth-oriented platform. We are structuring our long-term strategy to take advantage of this opportunity and shape our future and purpose by building our capabilities to offer innovative, integrated solutions to customers. This includes creating more predictive, agile and responsive infrastructures and supply chains as well as standardizing, improving, and automating our core operational capabilities to create a significantly differentiated, growth-oriented business.

We made progress on this strategy in 2019 by acquiring Advantor and in continuing to leverage the unique capabilities resulting from the SENTEL acquisition in 2018. Advantor's security solutions protect tens of thousands of facilities and assets and extend our maintenance of facilities to the electronic protection and security of facilities. This acquisition increases our scope and strengthens our value proposition to clients as a fully integrated provider and partner in their installations and facilities.
Additionally, in 2019 Vectrus was awarded its first commercial contract for converged solutions, specifically thermo coating and solar lighting. Clients are asking for our input and assistance in thinking through how smart technologies and converged infrastructure can play a role in their installations of the future. This includes capabilities which allow facilities operators to view trends, monitor and control building energy consumption, and detect equipment faults before they occur; as well as autonomous assessment of DoD infrastructures; and how to advance cyber for operational technologies. Our involvement in these areas is representative of how Vectrus is adding more value and positioning to be a leader in the converged market.
In 2019, we continued to strengthen our enterprise wide performance improvement initiative, which we refer to as Enterprise Vectrus, and identified specific program and support function initiatives to be executed and measured. The focus areas include: delivery excellence, to include program phase-in; evolving our global talent chain; reinforcing supply chain as a core competency; completing the implementation of our modernized IT platform, announced in 2018; and quickening the pace of technology insertions into our current program base and as standalone offerings. The goal of Enterprise Vectrus is to drive process improvement, increase efficiencies and institutionalize repeatable performance to generate consistent, exceptional client outcomes and expand margin over time.
We focus on the following service offerings and solutions in support of the U.S. government: facility and logistics services, information technology and network communications services and operational technologies and converged solutions. We strive to bring the full depth and breadth of our service capabilities to all of our customers. Our primary geographic areas of operation include Asia, Europe, the Middle East and the U.S.
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

•
Warehouse Management and Distribution: These services include warehouse management and inventory control for various equipment and commodities ranging from vehicles, weapons and ground support equipment to repair parts, general supplies, barrier material, packaged petroleum products, clothing and equipment, medical supplies and equipment and rations. We also operate various storage distribution activities including Supply Support Activities (SSA); weapons storage sites; fuel distribution points; subsistence storage and distribution points; central receiving and shipping points; Care of Supplies in Storage (COSIS) operations; container storage and distribution points; and Contractor Operated and Maintained Base Supply (COMBS) points.

Information Technology and Network Communications Services
Our information technology and network communications services consist of sustainment of communications systems, network security, systems installation, full life cycle management of information technology systems, system-of-systems engineering and software development, and mission support for the DoD, including the military services and the intelligence community in multiple areas of operation that include Europe, the Middle East, Asia, the U.S., and at sea. To support high standards and performance excellence, our company applies the principles of Information Technology Infrastructure Library (ITIL), is certified to the ISO 9001, ISO 20000 and Capability Maturity Model Integration (CMMI) level III standards, and maintains important information assurance, network protection, project management and design credentials for providing these services.
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
Operational Technologies and Converged Solutions
Operational Technologies and Converged Solutions delivers technology enabled services and solutions, which includes proprietary hardware, software, and sensor packages that are uniquely designed to complement and integrate with our Facility and Logistics Services and Information Technology and Network Communications Services. These services seek to quicken the pace of technology insertions into our current program base to improve efficiency and transparency, and have further benefits as standalone offerings. Our current services include sensor and systems integration, energy management, cybersecurity assessment and remediation planning for operational technology, electromagnetic spectrum engineering, energy resiliency and management, and integrated electronic security monitoring systems. These services support the DoD, including the military services and the intelligence community as well as foreign military sales and federal civilian agencies, including the Department of Homeland Security and Department of State.
Our operational technologies and converged solutions capabilities consist of:

•
Integrated Electronic Security Monitoring Systems: This includes a vertically integrated and accredited C3 networked security technology platform; threat assessment; mission-specific end-to-end / turn-key security systems, integrated security products (proprietary and commercial off-the-shelf (COTS) components), integrated electronic security system design, install, training and sustainment.

•
Sensor and Visualization Technologies: As a leader in sensor and systems integration, Vectrus provides enhanced situational awareness for the following programs by creating cyber-physical systems and by linking sensors, devices, and disparate data sources with analytic and visualization solutions. Vectrus develops, integrates and measures technologies to solve operational problems using sensor and visualization capabilities. Vectrus has additional expertise in combining appropriate layers of sensor activity to achieve a customer’s mission outcome, including chemical and biological sensors, radar and others, which improve mission operations. This includes, Visualization of operations in real time, Warehouse and inventory management, Predictive and Alert-Based Maintenance, Work Order Management, Border and Perimeter Surveillance, Transportation Management, Logistics Command Center, Queue Smoothing, and Smart Base.

•
Energy Solutions: Vectrus develops, integrates, measures and validates energy solutions to improve the resiliency of infrastructure while reducing cost. These include Vectrus-branded thermal coating, Vectrus-branded water purification, solar lighting, light emitting diode (LED) lighting, cybersecurity assessment and remediation planning for operational technology, measurement and validation, and mobile power generation.

•
Electromagnetic Interoperability: Vectrus brings over 30 years of electromagnetic spectrum engineering experience to manage and promote the efficient use of radio frequencies through research, development, testing, deployment, and evaluation for federal, commercial, and international clients. We provide a full suite of electromagnetic maneuver engineering support including, Electromagnetic Environmental Effects (E3) Analysis, Electromagnetic Spectrum Operations (EMSO), Spectrum Supportability Risk Assessment (SSRA), Real Time/Cognitive Spectrum Operations, Spectrum Certification and Frequency Management.

Customers
We attribute the strength of our relationship with the DoD to our dedication to program performance, global responsiveness and operational excellence, as well as our core values of Integrity, Respect and Responsibility. We treat sales to our U.S. government customers as sales within the U.S. regardless of where the services are performed.
Revenue by U.S. government customer for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Army	$948,235	$934,427	$915,554
Air Force	317,701	259,511	177,338
Navy	56,241	38,802	21,896
Other	60,465	46,564	—
Total revenue	$1,382,642	$1,279,304	$1,114,788
Key customer services contracts include the following:

•
Kuwait Base Operations and Security Support Services in Kuwait (K-BOSSS). Our largest base operations support services contract supports geographically dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services including forms, publications, and reproduction services; postal operations; range maintenance; logistics; information management; public works; environmental services; engineering services; medical administrative support; installation services; security services; and fire and emergency services.

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

•
Turkey and Spain Base Management (TSBMC II). We provide civil engineering, airfield support, facilities support, transportation, food services and fire and emergency management services support for all U.S. Air Force bases in Turkey and Spain. TSBMC II is the largest U.S. Air Force service contract in Europe and Africa. Our Spain operations support U.S. Marine Corps presence throughout Africa, while our Turkey operations support coalition forces efforts in Syria and Iraq. We also provide support to the Office of Defense Cooperation in Ankara, Turkey and the North Atlantic Treaty Organization's (NATO) Allied Land Command in Izmir, Turkey.

•
Maxwell Air Force Base Operations Support in Montgomery, Alabama (MAXWELL). We operate and maintain the key facilities at the Air University, which provides the full spectrum of Air Force education, from pre-commissioning to the highest levels of professional military education such as the Air War College. We perform facility maintenance, airfields operations and equipment maintenance, communication architecture support and minor construction.

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

•
Fleet Systems Engineering Team (FSET II). We provide on-site technical and end-to-end systems engineering support for C4I systems for the U.S. Navy. FSET II assures effective operations for all afloat and ashore C4I systems throughout the deployment cycle and provides systems engineering and technical support for rapid introduction of new capabilities into the fleet. Our engineers conduct on-site troubleshooting and maintenance assistance for problems that cross multiple C4I systems, provide over-the-shoulder training on C4I systems, and develop and implement technical processes crossing multiple C4I systems.

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
Competitive bids for the work that Vectrus pursues are based on technical qualifications and corporate experience in performing contracts of similar size and scope and are highly price sensitive. While not every contract is procured via selection of the lowest priced bidder, customers are sensitive to cost based on their budget allocations. Acquisition cycles are long (generally 12 to 24 months), and contracts are typically multi-year contracts that include an initial period of one-year or less with annual one-year (or less) option periods for the remaining contract period.
Some U.S. government customers have shown a strong preference for multiple award IDIQ contracts. These contracts offer awards to a pool of contractors, followed by competition within the pool for individual programs via task orders under each IDIQ over the period of performance. The period of performance under IDIQ contracts follows a traditional three-to-ten-year performance cycle. The governing IDIQ contracts often have multi-billion-dollar ceiling values.
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
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 94%, 94% and 97% of our revenue for the three years ended December 31, 2019, 2018, and 2017, respectively. In other contracts, we team with the prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
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
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
Contract type	2019	2018	2017
Cost-plus and cost-reimbursable ¹	76%	78%	73%
Firm-fixed-price	24%	22%	27%
Total revenue	100%	100%	100%
¹ Includes time and material contracts
Backlog
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
Our global workforce is comprised of approximately 7,200 employees and approximately 6,000 subcontracted workers, spanning 148 locations in 26 countries and territories. Approximately 2,400 of our employees are represented under 18 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2020 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.

Information about our Executive Officers
The following table sets forth certain information as of January 31, 2020 regarding our executive officers, including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	60	President and Chief Executive Officer (CEO), Director
Mr. Prow has served as President, CEO and director of the Company since December 2016. Mr. Prow has over thirty years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of DoD and other government customers. From August 2015 through August 2016, he served as President, CPS Professional Services, a service-disabled veteran-owned small business, where he provided management consulting services to U.S. government clients. Previously, Mr. Prow served in multiple roles with IBM Corporation including: (i) from 2014 to 2015 as General Manager, Global Government Industry in connection with IBM’s technology and services competencies, where he had responsibility for global revenues exceeding $9 billion, (ii) from 2012 to 2013 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $4 billion North America consulting services unit, and (iii) from 2007 to 2012 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $2.4 billion U.S. Public Sector business unit. He currently serves on the board of directors for the International Research and Exchange Board (IREX).

Susan D. Lynch	58	Senior Vice President and Chief Financial Officer (CFO)
Ms. Lynch joined Vectrus as Senior Vice President and Chief Financial Officer in August 2019. Prior to joining Vectrus, since April 2016, Ms. Lynch served as Chief Financial Officer and Executive Vice President of Sungard Availability Services Capital Inc., a $1.1 billion privately equity backed, global enterprise providing cloud, disaster recovery, managed private and shared hosting and colocation IT service provider. While at Sungard, Ms. Lynch was responsible for all aspects of financial management for the global business, including tax, treasury, investor relations, controllership, financial planning and analysis, internal audit and controls, procurement and financial shared services. On May 1, 2019, Sungard filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from its “prepackaged” bankruptcy on May 3, 2019. From 2007 to 2015, Ms. Lynch served as Executive Vice President and Chief Financial Officer of Hitachi Vantara (formerly known as Hitachi Data Systems), a division of Hitachi, Ltd. and provider of global data storage infrastructure solutions, software, and professional services. While at Hitachi, she led and managed the internal audit and control, financial reporting and analysis, controllership, indirect procurement and facilities, financial shared services, tax and treasury functions. From 2005 to 2007, Ms. Lynch was VP & CFO for Raytheon Technical Services Company. From 1984 to 2005, Ms. Lynch held various financial leadership positions in 6 locations and two continents of increasing responsibility for Honeywell International, Inc. Her last position with Honeywell was Assistant Corporate Controller, Global Business Services. Ms. Lynch left Honeywell International temporarily and was CFO of Geonex Corporation from 1993 to 1994.

Kevin T. Boyle	50	Senior Vice President, Chief Legal Officer and General Counsel
Mr. Boyle joined Vectrus as Senior Vice President, Chief Legal Officer and General Counsel in October 2018. Prior to joining Vectrus, he served as senior vice president, general counsel and secretary of Vencore Holding Corp, a provider of information solutions, cyber security, engineering and analytics for the U.S. government and intelligence community, from March 2017 until June 2018. He led Vencore through a strategic transaction process, resulting in the merger of Vencore with two other companies to create Perspecta, Inc. In addition, Mr. Boyle was senior vice president, general counsel and secretary from January 2014 until January 2016 with Alion Science and Technology Corporation, a global engineering and technology solutions company for federal and international customers. Mr. Boyle also served as senior vice president, general counsel and secretary of MCR LLC, a privately-held professional services firm specializing in integrated program management solutions for the Department of Defense, from February 2012 until January 2014. Prior to MCR, he served as senior vice president, general counsel and secretary of Vangent, Inc., a global provider of professional services across the federal government and international markets. Earlier in his career, he held similar senior positions with public and private technology services and product companies, including General Dynamics Information Technology, Anteon International Corporation and InterWorld Corporation.

Francis A. Peloso	50	Senior Vice President and Chief Human Resources Officer
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

Susan L. Deagle	51	Senior Vice President and Chief Growth Officer
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

Kevin A. Leonard	62	Senior Vice President, Contingency Operations
Mr. Leonard has served as Senior Vice President for Contingency Operations of the Company since June 2019. He is responsible for the development and execution of short and long-term strategies aimed at responding to all contingency operations in support of the DoD, DoS and other Federal agencies. From March 2017 to June 2019, Mr. Leonard was Senior Vice President for Army and Expeditionary Programs for Vectrus with leadership of such programs, including K-BOSSS, Kuwait Dining Facility 3.0 (DFAC 3.0) and Qatar-Base Operations Support Services (Q-BOSS). From January 2013 to March 2017, Mr. Leonard served as Vice President of contingency operations for Fluor Government Group, a division of Fluor Corporation a multi-national engineering and construction firm. In this role, his responsibilities included the strategic planning and global execution of services supporting commercial clients, the U.S. federal government and select foreign governments. From 2012 to 2013, he served as director of launch operations for Amazon. Mr. Leonard is also a retired U.S. Army Major General with a distinguished 33-year career leading complex transportation and logistics organizations. Most recently, he served as Commander Military Surface Deployment Distribution Command from 2010 to 2012.

David A. Hathaway	53	Senior Vice President, Programs
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

Mario B. Coracides	47	Senior Vice President, Enterprise Operations
Mr. Coracides joined Vectrus in June 2019. He is responsible for Information Technology and the four business advisory led Enterprise Vectrus initiatives: Global Service Delivery, Business Simplification, Business Advisory VIPs and Integrated Supply Chain. Prior to joining Vectrus, Mr. Coracides served as Corporate Vice President of Global Supply Chain Management (GSCM) at Pacific Architects and Engineers (PAE), a defense and government services contractor, from June 2017 to June 2019 and brings 25 years of operations, shared services, supply chain, and six sigma experience within the automotive, aerospace, and oil and gas manufacturing segments. At PAE, he led a global team of procurement, sourcing, logistics, and six-sigma team members to drive performance and digitalization excellence initiatives for the company. Previously, from December 2013 until June 2017, Mr. Coracides was the Global Supply Chain Director Aftermarket Services for the oil and gas business at Dresser-Rand, an engineering and manufacturing company owned by Siemens a.g., where he led an organization to deliver product with $800 million in cost expenditures. Mr. Coracides also served as Vice President of North America Supply Chain for Finmeccanica SpA, a global aerospace manufacturer of fuselage segments for Boeing and Airbus. Prior to that, he held roles of increasing responsibility at United Technologies, Honeywell International, Inc., General Electric and American Express.

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

ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. The risks described below relate to our business, governmental regulations, financial conditions and markets, the Spin-off, and our securities.
Should any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially and adversely affected, the trading price of our common stock could decline, and you could lose all or part of your investment.
RISKS RELATED TO OUR BUSINESS
A significant portion of our revenue is derived from a few large contracts, and the loss or material reduction of any of these contracts could have a material adverse effect on our results of operations and cash flows.
Aggregate revenue from our two largest contracts amounted to approximately $0.7 billion, or 51.4% of our revenue for the year ended December 31, 2019. As of December 31, 2019, our two largest contracts were the K-BOSSS and the OMDAC-SWACA contracts. The K-BOSSS contract is exercised through March 28, 2020 with an additional six-month option through September 28, 2020. The K-BOSSS contract was re-competed as a task order under the Logistics Civil Augmentation Program Five (LOGCAP V) contract vehicle, which was awarded on April 12, 2019. Each basic IDIQ contract ordering period will be an initial five-year ordering period and options for five additional one-year ordering periods. Vectrus is one of the four award recipients of the basic IDIQ contract and received task orders in the INDOPACOM Setting the Theater Task Order and associated Performance Task Order and the CENTCOM Setting the Theater Task Order and associated Performance Task Order (the LOGCAP V Award). Four of the LOGCAP V offerors filed protests of the awards. In February 2020 three of the four protests were dismissed and the result of the remaining protest is pending in the U.S. Court of Federal Claims.
Performance on the OMDAC-SWACA contract is currently exercised through August 28, 2020. The K-BOSSS and OMDAC-SWACA contracts each accounted for more than 10% of our revenue for the year ended December 31, 2019 and the transition from K-BOSSS to LOGCAP V will continue to have a significant impact on our revenue. Our revenue, results of operations and cash flows are highly dependent on these existing contracts and LOGCAP V. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows. See "Recent Developments" and "Significant Contracts" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
We may not be successful in winning new contracts or recompeting our existing contracts, which could have an adverse impact on our business and prospects.
Our contracts with the federal government are typically awarded through a rigorous competitive bidding process. This competitive bidding process presents a number of risks, including the following:

•
We may bid on programs for which the work activities, deliverables, and timelines are vague or for which the solicitation incompletely describes the actual work, which may result in inaccurate pricing assumptions;

•	We may incur substantial costs and spend a significant amount of managerial time and effort preparing bids and proposals; and

•	We may realize the lost opportunity cost of not bidding on and winning other contracts that we may have pursued otherwise.
If we are unable to win a particular new contract, we may be prevented from providing the customer the services that are purchased under that contract for a number of years.
In addition, we face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Some of our existing contracts must be recompeted when their original period of performance ends. Recompetes represent opportunities for competitors to take market share away from us. Recompetes also represent opportunities for our customers to obtain more favorable terms and discounts from us. We may be required to qualify or continue to qualify under the various multiple award task order contract criteria. Therefore, it may be more difficult for us to win future task orders. If we are unable to consistently win new contract awards, or successfully recompete our existing contracts, our business and prospects will be adversely affected, and our actual results may differ materially and adversely from those anticipated.
Competition within our markets may reduce our revenue and market share.
Our business is highly competitive, and we compete with larger companies that have greater name recognition, greater financial resources, and larger technical staffs, as well as companies with a competitive advantage due to a small business designation. Within our industry, companies have engaged in merger and acquisition activity, with a goal to increase their competitive position. Our competitors may provide our customers with different or greater capabilities or better contract terms than we can provide, including past contract experience, geographic presence, price, and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
Even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to assist small businesses and other designated classifications of business, such as under-represented minority contractors. Accordingly, larger or new competitors, alliances among competitors, or competitors designated as small business contractors may emerge that may adversely affect our ability to compete. If we are unable to compete successfully against our current or future competitors, we may experience declines in revenue and market share, which could negatively impact our financial position, results of operations, or cash flows.
Our earnings and margins may vary based on the mix of our contracts, our performance, and our ability to control costs.
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursable (including non-fee-bearing costs) and firm-fixed-price. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursable contracts generally have lower profitability than firm-fixed-price contracts. Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. Profitability also may be adversely affected during the start of a new contract due to initial spending necessary to successfully complete phase-in requirements. For example, as we begin the phase-in process for LOGCAP V, we are required to outlay certain amounts of capital to be able to perform under the contract after the protests of the LOGCAP V Award have concluded, which amounts we may or may not recoup from the U.S. government. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenue derived from firm-fixed-price contracts represented approximately 24% of our total revenue for the year ended December 31, 2019. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result in reduced profits or in losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs, but we may not be able to negotiate full recovery for these costs. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable. The U.S. and other countries also may experience increases in inflation. A significant increase in inflation rates could adversely impact the profitability of these contracts.
In addition, our failure to perform to customer expectations or contract requirements may result in reduced fees or claims made against us by our customers and may affect our financial performance in that period. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards.
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
The U.S. government may terminate any of our government contracts, in whole or in part, at any time at its convenience with little or no notice. The U.S. government may also terminate our contracts for default if we fail to meet our obligations under a contract. If any of our contracts were terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were terminated for default, generally the customer would pay us only for the work that has been accepted; moreover, the customer can require us to pay the difference between the original contract price and the cost to re-procure the contract deliverables, net of the work accepted from the original contract. In addition, the U.S. government can also hold us liable for damages resulting from the default.
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
We work in international locations where there are high security risks, which could result in harm to our employees and contractors or the incurrence of substantial costs.
Some of our services, including using subcontractors, are performed in high-risk locations, including but not limited to, Iraq, Afghanistan, certain parts of Africa and the Middle East, where the country or surrounding area may have unstable governments, or in areas of military conflict, or hostile and unstable environments, including war zones, or at military installations. These operations increase the risk of an incident resulting in damage or destruction to our work or living sites or resulting in injury or loss of life to our employees, subcontractors or other third parties. We maintain insurance to mitigate risk and potential liabilities related to our international operations, but our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations or cash flows.

We are dependent on the U.S. government and, if our reputation or relationship with the U.S. government was harmed, our revenue and growth prospects could be adversely affected.
Essentially all of our 2019, 2018, and 2017 revenue was derived from services ultimately sold to the U.S. government, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2019, we generated approximately 69% of our total revenue from the U.S. Army. We expect to continue to derive all or most of our revenue from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these branches and agencies. If our reputation is negatively affected, we lose our ability to conduct business in a foreign country (e.g., loss of business license), we lose a required security clearance, or we are suspended or debarred from contracting with government agencies or any branch of the DoD for any reason, the amount of our business with the U.S. government and other customers could decrease and our future revenue and growth prospects could be adversely affected.
We are subject to legal and regulatory compliance risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 78% of total revenue for the year ended December 31, 2019. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the European Union (EU) General Data Protection Regulation (GDPR). Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, which could have a material adverse effect on us.
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
Our failure to adapt to or mitigate these risks could affect our ability to conduct our business internationally and adversely affect our financial position, results of operations or cash flows.
Our business could be adversely affected by bid protests.
We may experience additional costs and delays if our competitors protest or challenge awards of contracts to us in competitive bidding, including for example, the protests related to our LOGCAP V Award. Any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. It can take a significant amount of time to resolve contract protests and, in the interim, the contracting U.S. federal agency may suspend our performance under the contract pending the outcome of the protest. We cannot predict the timing or outcome of protests and, in the case of the LOGCAP V Award protests, the outcome may have a significant impact on our business.
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
Misconduct, fraud or other improper activities by our employees, subcontractors, agents, prime contractors or business partners could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of classified or personal information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental matters, bribery of foreign government officials, lobbying or similar activities, boycotts, antitrust and any other applicable laws or regulations. Misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Although we have implemented policies, procedures and controls and training that are designed to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Misconduct by any of our employees, subcontractors, agents, prime contractors or business partners or our failure to comply with applicable laws or regulations could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future financial results.
Uncertainties in the U.S. government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.
Our contracts and revenue primarily depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process and is difficult to predict. The U.S. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of a number of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration and congressional priorities, government shutdowns, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business. Although the Bipartisan Budget Act reduces budget uncertainty and the risk of sequestration, there remain risks associated with fiscal year (FY) 2021 and future appropriations. If annual appropriations bills are not enacted, the U.S. government may operate under a continuing resolution (CR), restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, including the DoD, could arise. Future CR’s and government shutdowns may lead to delays in procurement of services due to lack of funding, and those delays may adversely affect our revenue, results of operations and cash flow.
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
Due to the specialized nature of our business, our future performance and rate of growth is highly dependent upon the continued services of our personnel and executive officers, the development of additional management personnel and the hiring of new qualified technical, marketing, sales and management personnel for our operations. Recruitment of qualified personnel is highly competitive, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees or the delay in hiring key personnel could have an adverse effect on our business, results of operations and financial condition.
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
Approximately 2,400 of our employees, or approximately 34% of our employee base at December 31, 2019, are unionized. We have 18 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to our customers on a timely basis, which could negatively impact our results of operations and financial condition.
Our earnings and margins depend, in part, on subcontractor performance.
We rely on third-party subcontractors to perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors could have an adverse effect on our ability as a prime contractor or higher tier subcontractor to meet our commitments to customers.
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
As a U.S. defense contractor, various privacy and security laws require us to protect sensitive and confidential information from disclosure both for us and others. However, we may face certain security threats, including cybersecurity threats to our information technology infrastructure, attempts to gain access to proprietary or classified information, and threats to physical security. In connection with the information technology and network communications services that we provide to our customers, we also may encounter cybersecurity threats at customer sites that we operate. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
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
We are subject to certain data privacy regulations, which expose us to certain risks if we do not comply with these requirements.
As a U.S. entity operating in multiple European countries, we are also subject to regulatory compliance requirements under the EU GDPR that require our business to comply with security and privacy controls to protect personal data and privacy of EU citizens for transactions that occur within EU member states.  A failure to comply with these requirements could negatively impact our business and financial condition. In addition, similar regulations regarding data protection and privacy rights are emerging in the U.S. and have the potential to negatively impact our business and financial condition.
As a U.S. government contractor, we are also subject to regulatory compliance requirements under the DFARS and other federal regulations that require our IT systems to comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171 (NIST 800-171). DCAA requires a contractor to have an approved business system (e.g. Accounting System) and maintenance of that system, prior to the processing and payment of any bills from such contractor. We may also be responsible if our subcontractors do not comply with these requirements. A failure to comply with these requirements could negatively impact our business and financial condition.
We may conduct a portion of our operations through joint ventures, exposing us to certain risks and uncertainties, many of which are outside of our control.
We may conduct a portion of our operations through joint ventures where control may be shared with unaffiliated third parties. In addition, as with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any failure to comply with applicable laws or regulations, nonperformance, default or bankruptcy of our joint venture partners. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.
Further, operating through joint ventures in which we have a minority interest could result in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls as we are. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operations.
We may be subject to potential adjustments to costs previously allocated by our Former Parent to our business prior to the Spin-off.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the Contracting Officer’s Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). In December 2019, the ASBCA extended the jointly requested stay of the proceedings through March 30, 2020 to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter. We believe the amount of indemnity required is insignificant.

We may make or enter into acquisitions and other investments that involve numerous risks and uncertainties.
We may selectively pursue strategic acquisitions and other investments, such as our acquisition of Advantor in July 2019. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could affect our operating results for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material liabilities in an acquisition, including liabilities that are unknown as of the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities, and increase our risk of litigation, all of which could harm our business.
Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.
We have operations located in regions of the U.S. and internationally that may be exposed to natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises (including, for example, the novel coronavirus). Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenue from sales to customers, we could experience a material adverse effect on our financial position and results of operations.
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
We are subject to a number of lawsuits and claims as described under Part I, Item 3, "Legal Proceedings," in this report. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. In addition, any securities litigation that we could encounter as a publicly traded company could cost substantial amounts and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.
RISKS RELATED TO GOVERNMENTAL REGULATIONS AND LAWS
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

•
The Combating Trafficking in Persons (CTIP) Act, which ensures that government contractors and others are fully trained to combat trafficking in persons pursuant to the National Security Presidential Directive (NSPD) 22; and

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
Recently, these audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted and applied, increasing the likelihood of an audit or review resulting in an adverse outcome. Although customary in government contracts, these audits and reviews increase our performance and compliance costs.
Government audits or other reviews could result in adjustments to contract costs, the disallowance of or adjustment to costs allocated to certain contracts, mandatory customer refunds, or decreased billings to our U.S. government customers until the deficiencies identified in the audits or reviews are corrected and our corrections are accepted by DCMA. Such adjustments could be applied retroactively, which could result in significant customer refunds. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts. Non-compliance by us could result in our being placed on the “Excluded Parties List” maintained by the General Services Administration, and we could become ineligible to receive certain contracts, subcontracts and other benefits from the U.S. government or to perform work under a government contract or subcontract until the basis for the listing has been appropriately addressed, which would materially adversely affect our ability to do business.
In addition, if a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. Civil penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction, our reputation, business, results of operations, and future business could be adversely affected.
Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or customers and possible exposure to litigation.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, and highly regulated materials. Although we have safety procedures in place, if we fail to implement them, or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment, as well as the nature of the environment in which we conduct business, could result in the loss of projects or customers, and could have a material adverse impact on our business, financial condition, and results of operations.
Environmental, health and safety issues could have a material adverse effect on our business, financial position or results of operations.
We are subject to federal, state, local, and foreign environmental, health and safety laws and regulations, including those governing: air emissions; discharges to water; the management, storage, transportation and disposal of hazardous wastes, petroleum, and other regulated substances; the investigation and cleanup of contaminated property; and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. These laws and their implementing regulations can impose certain operational controls for minimization of pollution, permitting, training, recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances into the environment, result in facility shutdowns to address violations, or require costs to remediate sites to which we sent regulated substances for disposal. Violations of these laws and regulations can cause significant delays and add additional costs to a project. We have incurred and will continue to incur operating, maintenance and other expenditures as a result of environmental, health and safety laws and regulations. Any new developments such as the adoption of new environmental, health and safety laws and regulations could result in material costs and liabilities that we currently do not anticipate and could increase our expenditures and also materially adversely affect our business, financial position or results of operations.
The DoD continues to modify its business practices, which could have a material effect on its overall procurement processes and adversely impact our current programs and potential new awards.
The DoD continues to pursue various initiatives designed to gain efficiencies and to focus and enhance business practices. These initiatives and resulting changes, such as increased usage of firm-fixed-price contracts, where we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses, multiple award IDIQ contracts and small and disadvantaged business set-aside contracts, are having an impact on the contracting environment in which we do business. Any of these changes could impact our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. These initiatives, such as IDIQ contracts, continue to evolve, and the full impact to our business remains uncertain and subject to the way the DoD implements them. As a result of these initiatives, our profit margins on future contracts may be reduced and may require us to make sustained efforts to reduce costs in order to realize revenue and profits under our contracts. If we are not successful in reducing the amount of costs we incur, our profitability on our contracts will be negatively impacted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue, profitability and prospects.
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
We cannot provide assurances that others will not independently develop technology substantially similar to our protected technology or that we can successfully preserve our intellectual property rights in the future. Our intellectual property rights could be invalidated, circumvented, challenged, misappropriated or infringed upon. Any infringement, misappropriation or related claims, whether meritorious or not, are time consuming, divert technical and management personnel, are expensive to resolve, and the outcome is unpredictable. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. If we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and operating results may be adversely affected.
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

RISKS RELATED TO FINANCIAL CONDITION AND MARKETS
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
Revenue from our contracts is recognized primarily using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress towards completion. This methodology requires estimates of total contract revenue, total costs at completion, and fees earned on the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. This estimation process, particularly due to the nature of the services being performed, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is recognized as additional information becomes known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results. Beginning in 2018, our revenue recognition was impacted by our adoption of a comprehensive new revenue recognition accounting standard. Refer to Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 3, "Revenue" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Our level of indebtedness and our ability to make payments on or service our indebtedness may have a material adverse effect on our business, financial condition or results of operations.
As of December 31, 2019, we had approximately $70.5 million of aggregate debt outstanding, which consists of a term loan (See Note 9, "Debt," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). We also have the ability to incur up to $120.0 million of additional debt under our revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit. There were four letters of credit totaling $3.0 million at December 31, 2019. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to our performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Our term loan and any revolving facility borrowings we may incur have variable rates of interest, which expose us to interest rate risks and to the risk of rising interest rates. As of December 31, 2019, we had approximately $70.5 million outstanding under our floating-rate term loan and the ability to incur up to $120.0 million of additional floating-rate debt under our revolving facility. Although we have hedged a portion of our exposure to interest rate risk under the term loan through an interest rate swap with a notional amount of $53.0 million at December 31, 2019, if interest rates increase in the future, then the interest expense on the variable rate debt could increase materially.

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
As of December 31, 2019, our total backlog was $2.8 billion, which included $707.0 million in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:

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
At December 31, 2019, our goodwill was approximately $262.0 million, which represented approximately 41% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We estimate the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result, the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
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
RISKS RELATED TO OUR SECURITIES
Our stock price may be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general and uncertainty related to major contract awards, such as our LOGCAP V Award. The trading price of our stock varied from a low of $21.27 to a high of $55.50 in 2019.  Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.
Any future offerings of debt, which would be senior to our common stock upon liquidation, or other equity securities may materially and adversely affect us or our shareholders, including the per share trading price of our common stock.
Vectrus has a shelf registration statement with the SEC that became effective in January 2020 under which we may issue, from time to time, up to $250 million of common stock, preferred stock, depository shares, warrants, rights and debt securities. In the future, we may attempt to increase our capital resources by making additional offerings of debt, including senior debt securities or subordinated debt securities or preferred equity securities and such offerings may be convertible or exchangeable for other securities and additional classes or series of preferred stock. Upon liquidation, holders of debt securities or shares of preferred stock and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments, if issued, that could limit our ability to pay dividends to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of future offerings. As a result, our shareholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 148 locations in 26 countries and territories on four continents. Our contract performance typically occurs on the government customer’s facility. Our significant locations are the corporate headquarters office located at 2424 Garden of the Gods Road, Colorado Springs, Colorado and an operations office located at 2800 Eisenhower Avenue, Alexandria, Virginia. These properties are used by our sole operating segment. Our Colorado Springs and Alexandria offices are leased and have approximately 65,000 and 30,600 square feet, respectively. The leases for our Colorado Springs and Alexandria offices expire in 2028 and 2023, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the COFD for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the ASBCA. In December 2019, the ASBCA extended the jointly requested stay of the proceedings through March 30, 2020 to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter. We believe the amount of indemnity required is insignificant.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
See Note 18, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VEC". Our common stock started trading on the NYSE in September 2014. As of February 28, 2020, there were approximately 4,723 stockholders of record and 11.5 million outstanding shares of common stock.
To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K. For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 9, "Debt", in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2019.

STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return of our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from December 31, 2014 through December 31, 2019 with data points as of December 31 for the years shown. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that $100 had been invested in Vectrus common stock, the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index on December 31, 2014 and that all dividends were reinvested.
ITEM 6. SELECTED FINANCIAL DATA
The statement of income data for each of the three years ended December 31, 2019, 2018, and 2017 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2016 and December 31, 2015 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

Balance sheet data as of December 31, 2019 and 2018 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Results of Operations
Total revenue	$1,382,642	$1,279,304	$1,114,788	$1,190,519	$1,180,684
Gross profit	129,931	114,695	101,948	106,912	105,649
Operating income	51,615	48,323	41,220	42,826	39,962
Operating margin	3.7%	3.8%	3.7%	3.6%	3.4%
Net income	$34,716	$35,296	$59,497	$23,655	$30,973
Basic earnings per common share	$3.03	$3.14	$5.40	$2.21	$2.94
Diluted earnings per common share	$2.99	$3.10	$5.31	$2.16	$2.86
Financial Position
Total assets	$636,484	$572,243	$495,551	$465,305	$484,396
Total debt	$70,500	$75,000	$79,000	$85,000	$111,615
The selected historical consolidated financial data presented above should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Our historical financial information may not be indicative of our future results of operations, financial position and cash flows.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: Our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; our recent acquisition of Advantor and its integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel and to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
Vectrus is a leading provider of services to the U.S. government worldwide. We operate as one segment and offer facility and logistics services and information technology and network communications services.
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the years ended December 31, 2019, 2018 and 2017, we had total revenue of $1.4 billion, $1.3 billion and $1.1 billion, respectively, substantially all of which was derived from U.S. government customers. For the years ended December 31, 2019, 2018 and 2017, we generated approximately 69%, 73% and 82%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $103.3 million, or 8.1%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in revenue was attributable mainly to increases from our Middle East programs of $50.0 million, our U.S. programs of $35.2 million (which includes $22.7 million from our acquisition of Advantor), and our European programs of $18.1 million.
Operating income for the year ended December 31, 2019 was $51.6 million, an increase of $3.3 million or 6.8%, compared to the year ended December 31, 2018. This increase was primarily due to increases of $3.2 million from our Middle East programs and $1.1 million from our U.S. programs, offset by a $1.0 million decrease in our European programs.
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
We recorded an income tax expense of $10.4 million and $8.0 million for the years ended December 31, 2019 and 2018, respectively, which represent effective income tax rates of 23.1% and 18.4%, respectively. See Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Further details related to the year ended December 31, 2019, compared to the year ended December 31, 2018, are contained in the Discussion of Financial Results section. Details related to the year ended December 31, 2018, compared to the year ended December 31, 2017 may be found in the Discussion of Financial Results section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, electronically filed with the SEC on EDGAR on February 26, 2018.
Recent Developments
On February 28, 2020, Vectrus Systems Corporation (VSC), our wholly-owned subsidiary, received notice of a $121.8 million modification of the OMDAC-SWACA contract for enterprise network capabilities and services support of the U.S. Central Command. Work will be based in Kuwait with additional locations throughout Southwest Asia. The estimated completion date is August 28,2020.
On April 12, 2019, the U.S. Army Contracting Command-Rock Island (ACC-RI) awarded four IDIQ, Multiple Award Task Order Contracts (MATOC) for the LOGCAP V support services in support of the U.S. military worldwide. The services are to support the Geographical Combatant Commands (GCCs) and Army Service Component Commands (ASCCs) throughout the full range of military operations. Each basic IDIQ contract ordering period will be an initial five-year ordering period and options for five additional one-year ordering periods.

Vectrus is one of the four award recipients of the basic IDIQ contract and received the following task orders: INDOPACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and associated Performance Task Order. Each task order has its own period of performance. Four of the LOGCAP V offerors filed protests of the awards with the U.S. Government Accountability Office (GAO) and, after the GAO denied two of the protests, those four offerors filed protests at the U.S. Court of Federal Claims (the Court). At the Court’s request, the GAO issued advisory opinions that rejected the two remaining protests. On February 5, 2020, the Army completed its corrective action review of the LOGCAP V Award and affirmed its initial decision. On February 21, 2020, the Court of Federal Claims dismissed three of the four protests, and set a briefing schedule for the remaining offeror’s protest. On March 2, 2020, the Court dismissed the remaining offeror's request for a temporary restraining order through March 11, 2020.
On July 8, 2019, we acquired Advantor from Infrasafe. Advantor is a leading provider of integrated electronic security systems to the U.S. government. The total net consideration paid for the acquisition was $45.1 million, consisting of the purchase price of $44.0 million, net of cash acquired, and $1.1 million for working capital in excess of the working capital requirement agreed upon in the stock purchase agreement. See Note 5, "Acquisitions," in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our acquisition of Advantor.
Information regarding certain other significant contracts is provided in "Significant Contracts" below.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for one or more of the years ended December 31, 2019, 2018 and 2017:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2019	2018	2017
K-BOSSS	35.8%	40.5%	42.7%
OMDAC-SWACA	15.6%	14.1%	15.1%
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
The K-BOSSS contract currently is exercised through March 28, 2020, with an additional six-month option through September 28, 2020. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019 (see "Recent Developments" above). The K-BOSSS contract contributed $495 million and $517 million of revenue for the years ended December 31, 2019 and 2018, respectively.
The OMDAC-SWACA contract is currently exercised through August 20, 2020. The contract provides for enterprise network capabilities and services support of the U.S. Central Command. Work is based in Kuwait with additional locations throughout Southwest Asia. The OMDAC-SWACA contract contributed $216 million and $181 million of revenue for the years ended December 31, 2019 and 2018, respectively.
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
Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year (or less) option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. The U.S. government may also extend the term of a program by issuing extensions of bridge contracts, typically for periods of one year or less.
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
Total backlog decreased by $260.8 million in the year ended December 31, 2019. As of December 31, 2019, total backlog (funded and unfunded) was $2.8 billion as set forth in the following table:

	As of December 31,
(In millions)	2019	2018
Funded backlog	$707	$689
Unfunded backlog	2,044	2,323
Total backlog	$2,751	$3,012
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1.2 billion during the year ended December 31, 2019, which was a decrease of $139.3 million compared to the year ended December 31, 2018.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment, operational technology, and communication needs, which aligns with our services and strengths. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth.
Over the past several years, U.S. defense spending has been mandated by the Budget Control Act. The Budget Control Act establishes spending caps over a 10-year period through 2021, including a sequester mechanism that would impose additional defense cuts if an annual defense appropriations bill is enacted above the spending cap. The U.S. government's FY begins on October 1 and ends on September 30. On August 2, 2019, the Bipartisan Budget Act of 2019 was enacted, which increased the spending limits for both defense and non-defense discretionary funding for the U.S. government in FY 2020 and 2021 and reduced budget uncertainty associated with the Budget Control Act. The defense spending limits in FY 2020 and FY 2021 were raised by $90 billion and $81 billion, respectively. The total spending limits for national defense (including approved overseas contingency operations spending) for FY 2020 and 2021 are $738 billion and $741 billion, respectively.
On December 20, 2019, the President signed the annual FY 2020 appropriations, which provides $738 billion in discretionary funding for national defense and includes $667 billion in base funding and $71 billion in overseas contingency operations funding. The approved funding is in accordance with the Bipartisan Budget Act of 2019.
Although the Bipartisan Budget Act of 2019 reduces budget uncertainty and the risk of sequestration, there remain risks associated with FY 2021 and future appropriations. If annual appropriations bills are not enacted, the U.S. government may operate under a CR, restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, including the DoD, could arise. Future CR’s and government shutdowns may lead to delays in procurement of services due to lack of funding, and those delays may adversely affect our revenue, results of operations and cash flow. Finally, there remains uncertainty surrounding future discretionary defense funding levels and priorities of the Administration and Congress, which could adversely impact demand for our services.
We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining facilities, equipment, and IT networks, while utilizing operational technologies and converged solutions to improve efficiency and the outcomes of our clients' missions. We believe this aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communications networks operational; (ii) maintaining airfields; and (iii) providing emergency services. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and the matters identified under the caption “Forward-Looking Statement Information" herein.

Key Performance Indicators and Non-GAAP Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue trends and operating income trends. Management believes that these financial performance measures are the primary drivers for our earnings and net cash from operating activities. Management evaluates its contracts and business performance by focusing on revenue, operating income and operating margin. Operating income represents revenue less both cost of revenue and selling, general and administrative (SG&A) expenses.
Cost of revenue consists of labor, subcontracting costs, materials, and an allocation of indirect costs, which includes service center transaction costs. SG&A expenses consist of indirect labor costs (including wages and salaries for executives and administrative personnel), bid and proposal expenses and other general and administrative expenses not allocated to cost of revenue. We define operating margin as operating income divided by revenue.
We manage the nature and amount of costs at the program level, which forms the basis for estimating our total costs and profitability. This is consistent with our approach for managing our business, which begins with management's assessing the bidding opportunity for each contract and then managing contract profitability throughout the performance period.
In addition to the key performance measures discussed above, we consider adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, EBITDA margin, adjusted EBITDA margin, and organic revenue, to be useful to management and investors in evaluating our operating performance, and to provide a tool for evaluating our ongoing operations. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment among competing strategic alternatives and initiatives. We provide this information to our investors in our earnings releases, presentations and other disclosures.
Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, EBITDA margin, adjusted EBITDA margin, and organic revenue, however, are not measures of financial performance under GAAP and should not be considered a substitute for operating income, operating margin, net income and diluted earnings per share as determined in accordance with GAAP. Definitions of these items are provided below.

•
Adjusted operating income is defined as operating income, adjusted to exclude items that may include, but are not limited to, significant charges or credits that impact current results but are not related to our ongoing operations and unusual and infrequent non-operating items, M&A transaction and non-recurring integration costs, and LOGCAP V pre-operational legal costs that impact current results but are not related to our ongoing operations.

•	Adjusted operating margin is defined as adjusted operating income divided by revenue.

•
Adjusted net income is defined as net income, adjusted to exclude items that may include, but are not limited to, significant charges or credits that impact current results but are not related to our ongoing operations and unusual and infrequent non-operating items and non-operating tax settlements or adjustments, such as revaluation of our deferred tax liability as a result of the Tax Cuts and Jobs Act, and net settlement of uncertain tax positions.

•	Adjusted diluted earnings per share is defined as adjusted net income divided by the weighted average diluted common shares outstanding.

•	EBITDA is defined as operating income, adjusted to exclude depreciation and amortization.

•
Adjusted EBITDA is defined as EBITDA, adjusted to exclude items that may include, but are not limited to, significant charges or credits that impact current results but are not related to our ongoing operations and unusual and infrequent non-operating items, M&A transaction and non-recurring integration costs, and LOGCAP V pre-operational legal costs that impact current results but are not related to our ongoing operations.

•	EBITDA margin is defined as EBITDA divided by revenue.

•	Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.

•	Organic revenue is defined as Revenue, adjusted to exclude revenue from acquired companies.

DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2019, compared to Year ended December 31, 2018
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2019	2018	$	%
Revenue	$1,382,642	$1,279,304	$103,338	8.1%
Cost of revenue	1,252,711	1,164,609	88,102	7.6%
% of revenue	90.6%	91.0%
Selling, general and administrative	78,316	66,372	11,944	18.0%
% of revenue	5.7%	5.2%
Operating income	51,615	48,323	3,292	6.8%
Operating margin	3.7%	3.8%
Interest expense, net	(6,470)	(5,071)	(1,399)	27.6%
Income before taxes	45,145	43,252	1,893	4.4%
% of revenue	3.3%	3.4%
Income tax expense (benefit)	10,429	7,956	2,473	31.1%
Effective income tax rate	23.1%	18.4%
Net Income	$34,716	$35,296	$(580)	(1.6)%
Revenue
Our revenue increased by $103.3 million, or 8.1%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in revenue was attributable mainly to increases from our Middle East programs of $50.0 million, our U.S. programs of $35.2 million (which includes $22.7 million from our acquisition of Advantor), and our European programs of $18.1 million.
Cost of Revenue
The increase in cost of revenue of $88.1 million, or 7.6%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to higher revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the year ended December 31, 2019, SG&A expenses of $78.3 million increased by $11.9 million, or 18.0%, as compared to the year ended December 31, 2018. The increase was due primarily to the addition of Advantor's SG&A expenses of $5.0 million, increased merger and acquisition costs of $2.1 million, LOGCAP V pre-operational legal costs of $1.2 million, and expenses related to internal investments in global operations of $3.6 million.
Operating Income
Operating income for the year ended December 31, 2019 increased by $3.3 million, or 6.8%, as compared to the year ended December 31, 2018. This increase was primarily due to increases of $3.2 million from our Middle East programs and $1.1 million from our U.S. programs, partially offset by a $1.0 million decrease in our European programs.
Operating income as a percentage of revenue was 3.7% for the year ended December 31, 2019, compared to 3.8% for the year ended December 31, 2018.
Aggregate cumulative adjustments increased operating income by $3.1 million and $1.6 million for the years ended December 31, 2019 and December 31, 2018, respectively. The aggregate cumulative adjustments for the year ended December 31, 2019 relate to favorable finalization of contract cost recoveries on contracts closed out with customers and higher margins associated with efficient labor cost management on active contracts. The aggregate cumulative adjustments for the year ended December 31, 2018 relate to higher margins associated with efficient internal labor and subcontractor cost management.

Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,		Change
(In thousands)	2019	2018	$	%
Interest income	$182	$82	$100	121.6%
Interest expense	(6,652)	(5,153)	1,499	29.1%
Interest expense, net	$(6,470)	$(5,071)	$1,399	27.6%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $1.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due primarily to increased use of our revolving credit facility in 2019 to finance short-term working capital requirements and the acquisition of Advantor.
Income Tax Expense
We recorded income tax expense of $10.4 million and $8.0 million for the years ended December 31, 2019 and 2018, respectively, which represented effective income tax expense rates of 23.1% and 18.4%, for the respective years. The increase in the effective income tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to revaluation of deferred tax items in the year ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditures, and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements, and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, our credit facilities and access to capital markets. When necessary we will utilize our revolving credit facility to satisfy short-term working capital requirements.
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
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at December 31, 2019. At December 31, 2019, there were four letters of credit outstanding in the aggregate amount of $3.0 million, which reduced our borrowing availability to $117.0 million under the Amended Revolver.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 66 and 63 days as of December 31, 2019 and 2018, respectively.
The following table sets forth net cash provided by operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating activities	$27,557	$40,056	$35,410
Investing activities	(55,825)	(46,847)	(2,344)
Financing activities	(1,896)	(3,285)	(7,130)
Foreign exchange	(663)	(1,232)	3,866
Net change in cash	$(30,827)	$(11,308)	$29,802
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities decreased for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Net cash provided by operating activities for the year ended December 31, 2019 consisted of net income of $34.7 million and non-cash items of $15.2 million partially offset by increases in net working capital of $22.2 million due to the timing of cash collections and payments, as reflected primarily in accounts receivable and accounts payable and increases in other long-term assets of approximately $0.1 million.
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
Net cash used in investing activities for the year ended December 31, 2019 consisted of $45.1 million for the acquisition of Advantor and $10.7 million of net capital expenditures for the purchase of computer hardware and software, intangible assets and equipment. Net cash used in investing activities for the year ended December 31, 2018 consisted of $36.9 million for the acquisition of SENTEL and $10.0 million of capital expenditures for the purchase of equipment, leasehold improvements, hardware and software related to ongoing operations.
Net cash used in financing activities during the year ended December 31, 2019 consisted of repayments of long-term debt of $4.5 million, and payments related to employee withholding taxes on share-based compensation in the amount of $1.1 million, offset by $3.7 million in cash received from the exercise of stock options. During the year ended December 31, 2019, we borrowed and repaid a total of $333.5 million from the Amended Revolver to meet short-term working capital requirements.
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
Capital Resources
At December 31, 2019, we held cash of $35.3 million, which included $7.5 million held by foreign subsidiaries, and had $117.0 million of available borrowing capacity under the Amended Revolver which expires on November 15, 2022. We believe that our cash at December 31, 2019, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
We have a shelf registration statement with the SEC that became effective in January 2020 under which we may issue, from time to time, up to $250 million of common stock, preferred stock, depository shares, warrants, rights and debt securities. If necessary, we may seek to obtain additional term loans or issue debt or equity under the registration statement to supplement our working capital and investing requirements or to fund acquisitions. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2019:

	Payments Due in Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$18,392	$6,474	$5,955	$2,456	$3,507
Principal payments on Amended Term Loan	70,500	6,500	64,000	—	—
Interest on Amended Term Loan and Amended Revolver [1]	6,729	2,634	4,095	—	—
Total	$95,621	$15,608	$74,050	$2,456	$3,507
1 There were no outstanding borrowings on the Amended Revolver at December 31, 2019.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver permits borrowings up to $120.0 million, of which $25.0 million is available for the issuance of letters of credit. At December 31, 2019, there were four letters of credit outstanding in the aggregate amount of $3.0 million, which reduced our borrowing availability under the Amended Revolver to $117.0 million. The aforementioned arrangements have not had, and management does not believe it is likely that they will in the future, have a material effect on our liquidity, capital resources, operations or financial condition.
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
Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, "Description of Business and Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments, intangible assets and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments, include areas where different estimates reasonably could materially impact the financial statements. These significant critical accounting policies are discussed in this section. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.
Revenue Recognition
We adopted ASC Topic 606, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, using the modified retrospective method. As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606 is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed.
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
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 18, "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding U.S. government reserve amounts.
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
Contracts are often modified to account for changes in contract specifications and requirements. If the modification either creates new enforceable rights and obligations or changes the existing enforceable rights and obligations, the modification will be treated as a separate contract. Our contract modifications, except for those to exercise option years, have not been distinct from the existing contract and have been accounted for as if they were part of that existing contract.
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
For 2019 and 2018, we used the qualitative approach to assess goodwill for impairment. No impairment charges related to goodwill were recorded during 2019 and 2018.
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
Our effective tax rate reflects the impact of certain undistributed foreign earnings for which we have not recognized U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S. We plan foreign earnings remittance amounts based on projected cash flow needs, as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the U.S. and recognize the U.S. federal taxes due only on these amounts. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our actual remittance amounts and, accordingly, our effective tax rate.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2019.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.2 million change in our annual cash interest expenses, net of the interest rate swaps in place as of December 31, 2019 to hedge a portion of this risk.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $120 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
As of December 31, 2019, the notional value of our interest rate swap agreements totaled $53.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. As of December 31, 2019, the U.S. dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $7.7 million. The net fair value of these contracts at December 31, 2019 was a liability of $0.2 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of December 31, 2019, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.4 million.
For additional information on our interest rate and foreign currency hedge contracts, refer to Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we implemented ASC Topic 842. In connection with its adoption, we implemented changes to our processes and control activities related to lease accounting. These changes included updating policies and procedures to reflect the lease accounting and disclosure requirements.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). On July 8, 2019, we completed our acquisition of Advantor. We are in the process of integrating Advantor’s financial reporting processes and procedures and internal controls over financial reporting into our financial reporting processes, procedures and internal controls. In the course of integrating Advantor’s financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financial reporting and will disclose any such changes, if material, as required by the rules of the SEC. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition. As permitted by the SEC, we have excluded Advantor from our assessment of and conclusion on the effectiveness of the Company's internal control over financial reporting.
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with our Audit Committee.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Vectrus, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vectrus, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 3, 2020, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Advantor, which was acquired on July 8, 2019, and whose financial statements constitute 18% and 9% of net and total assets, respectively, 2% of revenues, and 0% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Advantor.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 3, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2019 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Business" in this Annual Report on Form 10-K.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.

2.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 22, 2019)
3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 22, 2019)
4.1	Description of the Company's securities+
10.1
Distribution Agreement by and between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.2
Employee Matters Agreement by and between Exelis Inc. and Vectrus, Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.1 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))*

10.3
Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.2 of Exelis Inc.’s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228))

10.4
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.5 of Exelis Inc.'s Form 8-K Current Report filed on September 29, 2014 (CIK No. 1524471, File No. 1-35228)

10.5
Stock Purchase Agreement, dated as of January 23, 2018, by and among R&R Enterprises, Inc., SENTEL Corporation, Vectrus Systems Corporation and Russell T. Wright (incorporated by reference to Exhibit 10.1 of Vectrus, Inc.’s Current Report on Form 8-K filed on January 23, 2018)

10.6
Prow Letter Agreement, dated November 30, 2016, between Vectrus, Inc. and Charles L. Prow (incorporated by reference to Exhibit 10.01 to Vectrus Inc.’s Current Report on Form 8-K filed on December 6, 2016)*

10.7
Description of Housing Allowance for Charles L. Prow (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 9, 2017)*

10.8
Moline Letter Agreement, dated August 25, 2015, between Vectrus, Inc. and Rene J. Moline (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2017)*

10.9
Separation Agreement and Complete Release of Liability, dated June 12, 2017, between Vectrus Systems Corporation and Rene J. Moline (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on June 12, 2017)*

10.10
Separation Agreement and Complete Release of Liability, dated June 30, 2017, between Vectrus Systems Corporation and Kelvin R. Coppock (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on June 30, 2017)*

10.11
Leonard Employment Letter, dated March 9, 2017, between Vectrus, Inc. and Kevin A. Leonard (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018)*

10.12
Deagle Employment Letter, dated March 13, 2017, between Vectrus, Inc. and Susan L. Deagle (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018)*

10.13
Separation Agreement and Complete Release of Liability, dated November 5, 2018, between Vectrus Systems Corporation and Michele L. Tyler (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on November 9, 2018)*

10.14
Hathaway Employment Letter, dated September 4, 2017 between Vectrus, Inc. and David A. Hathaway (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 14, 2019)*

10.15	Lynch Letter Agreement, dated July 7, 2019 between Vectrus, Inc. and Susan D. Lynch (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on August 5, 2019)*
10.16
Description of Vectrus, Inc. Non-Management Director Annual Compensation (effective May 12, 2017) (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 16, 2017)*

10.17
Description of Vectrus, Inc. Non-Management Director Annual Compensation (effective May 18, 2018) (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 22, 2018)*

10.18
Credit Agreement by and among Vectrus, Inc., Exelis Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on September 19, 2014)

10.19
Amendment No. 1 to Credit Agreement by and among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 19, 2016 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on April 20, 2016)

10.20
Amendment and Restatement Agreement among Vectrus, Inc., Vectrus Systems Corporation, as the Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on November 15, 2017)

10.21	Form of Indemnification Agreement for Directors of Vectrus, Inc. (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.22	Vectrus, Inc. 2014 Omnibus Incentive Plan (As Amended and Restated as of May 13, 2016) (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*
10.23	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.17 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 15, 2016)*
10.24
Vectrus, Inc., Annual Incentive Plan for Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*

10.25	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 16, 2015)*
10.26	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.27
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.3 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.28
Vectrus, Inc. Senior Executive Severance Pay Plan, as Amended and Restated as of November 9, 2016 (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.'s Current Report on Form 8-K filed on November 10, 2016)*

10.29
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

10.32
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

10.34	Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on March 5, 2015)*
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
The following materials from Vectrus, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.#

* Indicates management contract or compensatory plan or arrangement.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTRUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Vectrus, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vectrus, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 3, 2020

We have served as the Company's auditor since 2013.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Revenue	$1,382,642	$1,279,304	$1,114,788
Cost of revenue	1,252,711	1,164,609	1,012,840
Selling, general and administrative expenses	78,316	66,372	60,728
Operating income	51,615	48,323	41,220
Interest expense, net	(6,470)	(5,071)	(4,640)
Income from operations before income taxes	45,145	43,252	36,580
Income tax expense (benefit)	10,429	7,956	(22,917)
Net income	$34,716	$35,296	$59,497

Earnings per share
Basic	$3.03	$3.14	$5.40
Diluted	$2.99	$3.10	$5.31
Weighted average common shares outstanding - basic	11,444	11,224	11,021
Weighted average common shares outstanding - diluted	11,612	11,378	11,209
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$34,716	$35,296	$59,497
Other comprehensive income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	(1,234)	292	(240)
Net change in fair value of foreign currency forwards	173	(358)	(1)
Tax benefit	230	14	86
Net change in derivative instrument	(831)	(52)	(155)
Foreign currency translation adjustments	(834)	(1,426)	3,052
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to retained earnings	(259)	—	—
Other comprehensive (loss) income, net of tax	(1,924)	(1,478)	2,897
Total comprehensive income	$32,792	$33,818	$62,394
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share information)	2019	2018
Assets
Current assets
Cash	$35,318	$66,145
Receivables	269,239	232,119
Other current assets	16,154	15,063
Total current assets	320,711	313,327
Property, plant, and equipment, net	19,144	13,419
Goodwill	261,983	233,619
Intangible assets, net	14,926	8,630
Right-of-use assets	14,654	—
Other non-current assets	5,066	3,248
Total non-current assets	315,773	258,916
Total Assets	$636,484	$572,243
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$148,015	$156,393
Compensation and other employee benefits	53,155	41,790
Short-term debt	6,500	4,500
Other accrued liabilities	34,587	22,303
Total current liabilities	242,257	224,986
Long-term debt, net	63,041	69,137
Deferred tax liability	49,808	55,358
Other non-current liabilities	19,997	1,462
Total non-current liabilities	132,846	125,957
Total liabilities	375,103	350,943
Commitments and contingencies (Note 18)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,523,691 and 11,266,906 shares issued and outstanding as of December 31, 2019 and 2018, respectively	115	113
Additional paid in capital	78,757	71,729
Retained earnings	187,591	152,616
Accumulated other comprehensive loss	(5,082)	(3,158)
Total shareholders' equity	261,381	221,300
Total Liabilities and Shareholders' Equity	$636,484	$572,243
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating activities
Net income	$34,716	$35,296	$59,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,379	1,798	1,686
Amortization of intangible assets	3,111	1,999	—
Loss on disposal of property, plant, and equipment	62	348	—
Stock-based compensation	8,262	4,096	4,467
Amortization of debt issuance costs	404	426	1,464
Changes in assets and liabilities:
Receivables	(21,148)	(24,646)	178
Other assets	1,537	(8,193)	3,455
Accounts payable	(11,733)	29,960	(4,346)
Billings in excess of costs	—	—	2,345
Deferred taxes	(6,772)	475	(35,321)
Compensation and other employee benefits	9,652	178	3,256
Other liabilities	6,087	(1,681)	(1,271)
Net cash provided by operating activities	27,557	40,056	35,410
Investing activities
Purchases of capital assets	(16,151)	(10,025)	(2,344)
Proceeds from the disposition of assets	5,400	33	—
Acquisition of business, net of cash acquired	(45,074)	(36,855)	—
Net cash (used in) investing activities	(55,825)	(46,847)	(2,344)
Financing activities
Proceeds from issuance of long-term debt	—	—	80,000
Repayments of long-term debt	(4,500)	(4,000)	(86,000)
Proceeds from revolver	333,500	207,000	42,500
Repayments of revolver	(333,500)	(207,000)	(42,500)
Proceeds from exercise of stock options	3,672	1,595	2,031
Payment of debt issuance costs	—	—	(1,844)
Payments of employee withholding taxes on share-based compensation	(1,068)	(880)	(1,317)
Net cash (used in) financing activities	(1,896)	(3,285)	(7,130)
Exchange rate effect on cash	(663)	(1,232)	3,866
Net change in cash	(30,827)	(11,308)	29,802
Cash-beginning of year	66,145	77,453	47,651
Cash-end of year	$35,318	$66,145	$77,453
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,229	$4,973	$5,886
Income taxes paid	$4,511	$11,588	$4,802
Purchase of capital assets on account	$556	$1,128	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2016	10,895	$109	$63,910	$57,959	$(4,577)	$117,401
Net income	—	—	—	59,497	—	59,497
Adoption of ASU 2016-09	—	—	41	(41)	—	—
Foreign currency translation adjustments	—	—	—	—	3,052	3,052
Unrealized gain on cash flow hedge	—	—	—	—	(155)	(155)
Employee stock awards and stock options	226	2	712	—	—	714
Stock-based compensation	—	—	2,863	—	—	2,863
Balance at December 31, 2017	11,121	$111	$67,526	$117,415	$(1,680)	$183,372
Net income	—	—	—	35,296	—	35,296
Cumulative effects of adoption of ASC Topic 606 revenue recognition guidance	—	—	—	(95)	—	(95)
Foreign currency translation adjustments	—	—	—	—	(1,426)	(1,426)
Unrealized loss on cash flow hedge	—	—	—	—	(52)	(52)
Employee stock awards and stock options	146	2	713	—	—	715
Stock-based compensation	—	—	3,490	—	—	3,490
Balance at December 31, 2018	11,267	$113	$71,729	$152,616	$(3,158)	$221,300
Net income	—	—	—	34,716	—	34,716
Cumulative effects of adoption of ASU 2018-02 reclassification of certain tax effects from AOCI	—	—	—	259	(259)	—
Foreign currency translation adjustments	—	—	—	—	(834)	(834)
Unrealized loss on cash flow hedge	—	—	—	—	(831)	(831)
Employee stock awards and stock options	257	2	2,602	—	—	2,604
Stock-based compensation	—	—	4,426	—	—	4,426
Balance at December 31, 2019	11,524	$115	$78,757	$187,591	$(5,082)	$261,381
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
Vectrus, Inc. is a leading provider of services to the U.S. government worldwide. The Company operates as one segment and provides the following services and offerings: facility and logistics services, information technology and network communications services, and operational technologies and converged solutions.
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. Vectrus was incorporated in the State of Indiana in February 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus and Vectrus became an independent, publicly traded company. References in these notes to "Exelis" or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by Harris Corporation in May 2015.
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now Aptim Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in selling, general and administrative expenses in the Consolidated Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Consolidated Statements of Cash Flows. Any remaining cash distribution is recorded in other assets in the Consolidated Statements of Cash Flows. As of December 31, 2019 and December 31, 2018, our investment balance in HDSS was $1.4 million and $2.4 million, respectively.
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
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, substantially all of our revenue for the years ended December 31, 2019, 2018 and 2017 was from the U.S. government.
Revenue Recognition
As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. For most U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue.
Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and negotiations with the customer on contract modifications.
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 18, "Commitments and Contingencies" for additional information regarding U.S. government reserve amounts.
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
Contracts are often modified to account for changes in contract specifications and requirements. If the modification either creates new enforceable rights and obligations or changes the existing enforceable rights and obligations, the modification will be treated as a separate contract. Our contract modifications, except for those to exercise option years, have not been distinct from the existing contract and have been accounted for as if they were part of that existing contract.
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
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the years ended December 31, 2019, 2018 and 2017, we had total revenue of $1.4 billion, $1.3 billion, and $1.1 billion, respectively, substantially all of which was derived from U.S. government customers. For the years ended December 31, 2019, 2018 and 2017, we generated approximately 69%, 73% and 82%, respectively, of our total revenue from the U.S. Army.
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

Stock-Based Compensation
We recognize stock-based compensation expense based on the grant date fair values of the equity instruments issued or on the fair values of the liabilities incurred. The expense is recognized primarily within selling, general and administrative expenses over the requisite service periods of the awards, which are generally equivalent to the vesting terms.
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
Depreciation and amortization are generally computed using either an accelerated or straight-line method and is based on estimated useful lives or lease terms as follows:

Years
Building improvements	3 – 10
Machinery, equipment and vehicles	3 – 12
Furniture, fixtures, and office equipment	3 – 7
Long-Lived Asset Impairment
Long-lived assets are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. We assess the recoverability of long-lived assets based on the undiscounted future cash flow the assets are expected to generate. When carrying value exceeds the undiscounted future cash flow, an impairment is recorded when the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.
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
    We acquired Advantor Systems Corporation and Advantor Systems, LLC (collectively, Advantor) in 2019. See Note 5, "Acquisitions" for further discussion of goodwill recognized in the Advantor acquisition.
Intangible Assets
We recognize an acquired intangible asset apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Finite lived intangible assets are being amortized over useful lives of four to eight years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets.

Leases
On January 1, 2019, the Company adopted the new lease accounting standard ASC Topic 842, Leases (ASC Topic 842). Operating leases are included on our Consolidated Balance Sheets as right-of-use (ROU) assets, other accrued liabilities and other non-current liabilities.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Because most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate as of January 1, 2019 was applied to operating leases in effect as of that date. The lease ROU assets also include any prepaid lease payments and exclude lease incentives. Many of our leases include one or more options to renew or terminate the lease, solely at our discretion. Such options are factored into the lease term when it is reasonably certain that we will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.
As allowed under ASC Topic 842, the Company elected the package of practical expedients permitted under the transition guidance which allowed the Company to carry forward the historical lease classification, assessment of whether a contract was or contained a lease and assessment of initial direct costs. In addition, we have made policy elections to apply the short-term leases practical expedient, whereby leases with a term of 12 months or less are not recorded on our balance sheet, and the practical expedient to not separate lease components from non-lease components. The latter expedient is applied to all of our leases. We did not elect to apply the hindsight practical expedient in determining lease terms and assessing impairment of ROU assets. See Note 2, "Recent Accounting Pronouncements" and Note 13, "Leases" for further information.
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
Refer to Note 10, "Derivative Instruments," for additional information regarding our derivative activities.
Severance Expense
We periodically initiate management-approved restructuring activities to achieve cost savings through reduced operational redundancies and to strategically position ourselves in the market in response to prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include severance and related benefit charges. For involuntary separation plans, a liability is recognized when it is probable, reasonably estimable, and communicated to employees. For voluntary separation plans, a liability is recognized when the employee irrevocably accepts the termination.

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
Foreign Currency Translation
The financial statements of programs for which the functional currency is not the U.S. dollar are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are recorded as translation adjustments to other comprehensive (loss) income. Net gains or losses from foreign currency transactions are reported in selling, general and administrative expenses and have historically been immaterial.
NOTE 2
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued but Not Effective in 2019
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2018-15 to provide guidance on accounting for implementation costs incurred in a cloud computing arrangement (CCA) hosted by the vendor - that is a service contract. Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs of a CCA as it would for an on-premises internal-use software license. Presentation of such costs, however, will vary from those required for licensed internal-use software. ASU 2018-15 is effective January 1, 2020 and can be adopted prospectively or retrospectively. Vectrus has elected to adopt the ASU on a prospective basis. The standard is not expected to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04. The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and, in instances where the carrying amount exceeds the fair value, recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is to be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard is not expected to have a material impact on our consolidated financial statements.
ASU 2016-13 was issued in June 2016 with the intent of providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Current treatment uses the incurred loss methodology for recognizing credit losses that delays the recognition until it is probable a loss has been incurred. The accounting update adds a new impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective January 1, 2020. The standard is not expected to have a material impact on our consolidated financial statements.
Other new pronouncements issued but not effective until after December 31, 2019 are not expected to have a material impact on our financial position, results of operations or cash flows.
Accounting Standards That Were Adopted
In February 2016, the FASB issued ASU 2016-02. The objective of ASU 2016-02, and its subsequent amendments, is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard requires lessees to recognize most leases on their balance sheets but does not change the manner in which expenses are recorded in the income statement. We adopted the standard during the first quarter of 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting comparative periods presented. See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 13, "Leases" for further information.
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
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Act). The Company adopted the provisions of ASU 2018-02 during the first quarter of 2019 and recorded a $0.3 million decrease to accumulated other comprehensive income and a corresponding increase to beginning retained earnings to reflect the changes in the U.S. federal corporate income tax rate as a result of the Tax Act. As a result of the adoption of ASU 2018-02, the Company's policy to release income tax effects in accumulated other comprehensive income (loss) is consistent with the underlying book method.
NOTE 3
REVENUE
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and therefore, are accounted for as part of the existing contract. Modifications to exercise option years create new enforceable rights and obligations and therefore are treated as separate performance obligations.
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
Remaining performance obligations decreased by $8.5 million to $849 million as of December 31, 2019 as compared to $858 million as of December 31, 2018. We expect to recognize approximately 86% of the remaining performance obligations as of December 31, 2019 as revenue in 2020. Remaining performance obligations as of December 31, 2019 and December 31, 2018 are presented in the following table:

	Year Ended December 31,
(In millions)	2019	2018
Performance Obligations	$849	$858

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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the years ended December 31, 2019, 2018, and 2017 were favorable by $3.1 million, $1.6 million, and $11.6 million, respectively.
For the years ended December 31, 2019, 2018, and 2017, the net favorable adjustments to operating income increased revenue by $4.4 million, $0.8 million and $9.7 million, respectively.
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
The following tables present our revenue disaggregated by different categories. Revenue by contract type for the years 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cost-plus and cost-reimbursable ¹	$1,046,982	$995,415	$818,908
Firm-fixed-price	335,660	283,889	295,880
Total revenue	$1,382,642	$1,279,304	$1,114,788

¹ Includes time and material contracts

Revenue by geographic region in which the contract is performed for the years 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Middle East	$939,685	$889,620	$871,821
United States	304,947	269,750	168,003
Europe	138,010	119,934	74,964
Total revenue	$1,382,642	$1,279,304	$1,114,788

Revenue by contract relationship for the years 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Prime contractor	$1,296,015	$1,200,726	$1,083,485
Subcontractor	86,627	78,578	31,303
Total revenue	$1,382,642	$1,279,304	$1,114,788
Revenue by customer for the years 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Army	$948,235	$934,427	$915,554
Air Force	317,701	259,511	177,338
Navy	56,241	38,802	21,896
Other	60,465	46,564	—
Total revenue	$1,382,642	$1,279,304	$1,114,788
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
As of December 31, 2019, we had contract assets of $186.5 million. Refer to Note 8, "Receivables," for additional information regarding the composition of our receivables balances. As of December 31, 2019, our contract liabilities were insignificant.
NOTE 4
INCOME TAXES
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2019, we did not establish or release an additional valuation allowance.
We provide for U.S. deferred taxes on the excess of financial reporting basis over the U.S. tax basis for our foreign earnings when we do not plan to reinvest such earnings indefinitely outside the United States.

The sources of pre-tax income and the components of income tax expense for the years ended December 31, 2019, 2018 and 2017, respectively, are as follows:

(in thousands)	2019	2018	2017
Income Components
United States	$39,487	$41,449	$34,386
Foreign	5,658	1,803	2,194
Total pre-tax income from continuing operations	$45,145	$43,252	$36,580
Income tax expense components
Current income tax provision
United States-Federal	$12,442	$6,305	$11,952
United States-State and local	866	653	206
Foreign	3,883	515	758
Total current income tax provision	17,191	7,473	12,916
Deferred income tax provision (benefit)
United States-Federal	(6,688)	(79)	(35,486)
United States-State and local	(387)	52	(260)
Foreign	313	510	(87)
Total deferred income tax provision (benefit)	(6,762)	483	(35,833)
Total income tax expense (benefit)	$10,429	$7,956	$(22,917)
Effective income tax rate	23.1%	18.4%	(62.6)%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2019	2018	2017
Tax provision at U.S. statutory rate	21.0%	21.0%	35.0%
State and local income tax, net of federal benefit	0.8%	1.3%	(0.1)%
Foreign taxes	0.5%	0.3%	(2.5)%
Uncertain tax positions	8.0%	3.4%	—%
Prior year true-ups	0.4%	0.4%	0.3%
Foreign derived intangible income deduction	(8.0)%	(2.9)%	—%
Credits	(1.3)%	(0.8)%	—%
Other	1.7%	0.4%	1.7%
Impact of federal rate change	—%	(4.7)%	(97.0)%
Effective income tax rate	23.1%	18.4%	(62.6)%

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2019	2018
Deferred Tax Assets
Compensation and benefits	$5,647	$4,444
Reserves	4,012	3,028
Lease liability	3,403	—
Other	1,049	802
Net operating losses	1,675	295
Total deferred tax assets	$15,786	$8,569
Deferred Tax Liabilities
Goodwill and intangibles	$(46,604)	$(46,832)
Unbilled receivables	(10,064)	(15,112)
Property, plant and equipment, net	(1,381)	(709)
Right-of-use assets	(3,208)	—
Other liabilities	(2,673)	(1,192)
Total deferred tax liabilities	(63,930)	(63,845)
Net deferred tax liabilities	$(48,144)	$(55,276)
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2019, 2018 and 2017 is as follows:

(in thousands)	2019	2018	2017
Unrecognized tax benefits-January 1,	$1,755	$—	$429
Additions for:
Current year tax positions	3,613	1,275	—
Prior year tax positions	2,577	480	—
Reductions for:
Settlements with tax authorities	—	—	(429)
Prior year tax positions	—	—	—
Unrecognized tax benefits-December 31,	$7,945	$1,755	$—
As of December 31, 2019, 2018 and 2017, unrecognized tax benefits from uncertain tax positions were $7.9 million, $1.8 million and $0.0 million, respectively. We generated $3.6 million of unrecognized benefits during the year ended December 31, 2019 related to a current year foreign derived intangible deduction (FDII) position. We generated $2.6 million of unrecognized tax benefits during the year ended December 31, 2019 related to a prior year FDII deduction position. We are awaiting further guidance on the FDII deduction. During the year ended December 31, 2018, we generated $1.3 million of unrecognized benefits related to a current year FDII position and we generated $0.5 million of unrecognized tax benefits during the year related to prior year positions as a result of timing differences that were included on our 2017 income tax return.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Income. During 2019, the Company recognized $0.2 million of interest expense related to tax matters. No interest expense related to tax matters was recognized during 2018 and 2017.
The Company's earliest open tax year in the U.S. is 2016.
NOTE 5
ACQUISITIONS
Advantor
On July 8, 2019, we acquired Advantor from Infrasafe Holding, Inc. and Infrasafe, LLC (collectively, Infrasafe). Advantor is a leading provider of integrated electronic security systems to the U.S. government. In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e. intangibles related to contractual relationships) were recorded at their estimated fair values. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
The total net consideration paid for the acquisition was $45.1 million, consisting of the purchase price of $44.0 million, net of cash acquired, and $1.1 million for working capital in excess of the working capital requirement agreed upon in the stock purchase agreement. The acquisition was funded by utilizing cash on hand and available capacity from our Amended Revolver (as defined in Note 9, “Debt”).
A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$11,535
Other current assets	2,719
Property, plant and equipment	155
Goodwill	28,364
Intangible assets	8,300
Other non-current assets	1,868
Accounts payable	(4,223)
Other current liabilities	(1,519)
Accrued compensation	(907)
Other non-current liabilities	(1,218)
Purchase price, net of cash acquired	$45,074
Adjustments, if any, to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date.
The Company recognized two intangible assets related to customer contracts (backlog) and the Advantor trade name arising from the acquisition. The fair value of the customer contracts was $7.2 million, and the fair value of the Advantor trade name was $1.1 million with amortization periods of 5.0 years and 4.5 years, respectively. As of December 31, 2019, the weighted-average amortization period for these intangible assets was 4.5 years. The Company recorded amortization expense of $0.8 million during 2019. The amortization expense is included in cost of revenue in our Consolidated Statements of Income.
Additionally, the Company recognized goodwill of $28.4 million arising from the acquisition, which relates primarily to acquired product and services strengthening our advance into a higher value, technology-enabled and differentiated platform, as well as extending our facilities and logistics services to include the electronic protection and security of facilities. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Advantor acquisition is fully deductible for income tax purposes.
Through December 31, 2019, the Company recorded acquisition-related costs of $1.0 million. These costs are included in selling, general and administrative expenses in our Consolidated Statements of Income and do not reflect any other one-time internal non-recurring integration costs.
Advantor's results of operations have been included in our Consolidated Statements of Income for the period subsequent to acquisition on July 8, 2019. For the year ended December 31, 2019, Advantor contributed $22.7 million of revenue and an insignificant amount of income from operations before income taxes to the Company's Statement of Income for the year ended December 31, 2019. For the year ended December 31, 2018, on a pro forma basis, the acquired business would have recognized revenue of $35.5 million and an insignificant amount of income from operations before income taxes to the Company's Statement of Income for the year ended December 31, 2018.
SENTEL
On January 23, 2018, the Company acquired 100% of the outstanding common stock of SENTEL Corporation (SENTEL). In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations (i.e., intangibles related to contractual relationships) were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
The total net consideration paid for the acquisition was $36.9 million, consisting of the purchase price of $36.0 million and $0.9 million in excess of the working capital requirement agreed upon in the stock purchase agreement entered into among our wholly-owned subsidiary Vectrus Systems Corporation (VSC), SENTEL, R&R Enterprises, Inc. and Russell T. Wright. The acquisition was funded by utilizing cash on hand and available capacity from our Amended Revolver (as defined in Note 9, "Debt").

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
SENTEL's results of operations have been included in our Consolidated Statements of Income for the period subsequent to acquisition on January 23, 2018. For the year ended December 31, 2018, SENTEL contributed $112.3 million of revenue. For the year ended December 31, 2017, SENTEL recognized $107.0 million of revenue. Income from operations before income taxes for SENTEL was insignificant in both 2018 and 2017.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual tests performed in the three years ended December 31, 2019 resulted in no impairment of goodwill.
The change in the net carrying amount of goodwill for 2018 and 2019 is as follows (in thousands):

Balance at December 31, 2017	$216,930
Acquisition of SENTEL	16,689
Balance at December 31, 2018	$233,619
Acquisition of Advantor	28,364
Balance at December 31, 2019	$261,983
Other identifiable intangible assets consist of the following:

	December 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$11,600	$(4,300)	$7,300	$10,500	$(1,999)	$8,501
Customer contracts	7,200	(692)	6,508	$—	—	—
Trade names and other	1,236	(118)	1,118	129	—	129
Total intangible assets	$20,036	$(5,110)	$14,926	$10,629	$(1,999)	$8,630

The increase during 2019 was due to $8.3 million from the acquisition of Advantor and $1.1 million of amortizable intangible assets purchased during the first quarter of 2019. This increase was partially offset by intangible amortization expense of approximately $3.1 million and $2.0 million for years ended 2019 and 2018, respectively. As of December 31, 2019, the weighted-average intangible asset amortization period was 4.2 years.
The estimated amortization expense for intangible assets for the next five years is as follows (in thousands):

Period	Amortization
2020	$4,029
2021	$4,029
2022	$2,501
2023	$2,404
2024	$1,297
After 2024	$530
NOTE 7
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

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net Income	$34,716	$35,296	$59,497

Weighted average common shares outstanding	11,444	11,224	11,021
Add: Dilutive impact of stock options	47	63	67
Add: Dilutive impact of restricted stock units	121	91	121
Diluted weighted average common shares outstanding	11,612	11,378	11,209

Earnings per share
Basic	$3.03	$3.14	$5.40
Diluted	$2.99	$3.10	$5.31
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Anti-dilutive stock options	—	3	8
Anti-dilutive restricted stock units	4	—	—
Total	4	3	8

NOTE 8
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2019	2018
Billed receivables	$71,068	$44,868
Unbilled receivables (contract assets)	186,460	181,009
Other	11,711	6,242
Receivables	$269,239	$232,119
As of December 31, 2019 and 2018, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $6.6 million of our unbilled receivables as of December 31, 2019 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customer payments.
NOTE 9
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
We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. We also used $1.8 million from the Amended Term Loan to pay debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Amendment Agreement. Amortization expense relating to debt issuance costs on the Amendment Agreement was $0.4 million, $0.4 million and $1.4 million, which included $0.8 million of unamortized debt issuance costs as of the date of the Amendment Agreement, for the years ended December 31, 2019, 2018 and 2017, respectively. All debt issuance amortization costs are included in interest expense in the Consolidated Statements of Income.
The Amended Term Loan amortizes in an amount equal to $1.0 million per quarter for the fiscal quarters ending December 31, 2017 through September 30, 2019, $1.5 million per quarter for the fiscal quarters ending December 31, 2019 through September 30, 2020, $2.0 million per quarter for the fiscal quarters ending December 31, 2020 through September 30, 2021, $2.6 million for the fiscal quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of December 31, 2019, the balance outstanding under the Amended Term Loan was $70.5 million.
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022. There were no outstanding borrowings under the Amended Revolver at December 31, 2019. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of December 31, 2019, there were four letters of credit outstanding in the aggregate amount of $3.0 million, which reduced our borrowing availability under the Amended Revolver to $117.0 million.

The Company's aggregate scheduled maturities of the Amended Term Loan as of December 31, 2019, are as follows:

(In thousands)	Payments due
2020	$6,500
2021	8,600
2022	55,400
Total	$70,500
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
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (or 3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of December 31, 2019, we had a ratio of total consolidated indebtedness to EBITDA of 0.97 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 11.82 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of December 31, 2019.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at December 31, 2019 was 3.80%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.
Carrying Value and Fair Value. The fair value of the Amended Credit Facilities approximates the carrying value as of December 31, 2019 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
Carrying values and fair values of the Amended Term Loan on the Consolidated Balance Sheet as of December 31, 2019 were as follows:

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$6,500	$6,500
Long-term debt	64,000	64,000
Total debt	70,500	$70,500
Debt financing fees	(959)
Total debt with debt financing fees	$69,541

Carrying values and fair values of the Amended Term Loan on the Consolidated Balance Sheet as of December 31, 2018 were as follows:

	December 31, 2018
(In thousands)	Carrying Amount	Fair Value
Short-term debt	$4,500	$4,500
Long-term debt	70,500	70,500
Total debt	75,000	$75,000
Debt financing fees	(1,363)
Total debt with debt financing fees	$73,637
NOTE 10
DERIVATIVE INSTRUMENTS
Interest Rate Derivative Instruments
The Company is exposed to the risk that our earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To manage this risk, the Company periodically enters into interest rate swaps in which we agree to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities, and our outstanding derivative instruments do not contain credit risk related contingent features. Collateral is generally not required.
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
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with a notional amount totaling $53.0 million at December 31, 2019 and expiration dates through November 2022, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2019:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$323
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$686
The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2018:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$121
Interest rate swap designated as cash flow hedge	Other non-current assets	$104
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of December 31, 2019, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative losses of less than $0.1 million and approximately $0.2 million were reclassified from accumulated other comprehensive loss to interest expense in our Consolidated Statements of Income during 2019 and 2018, respectively. A gain of $0.4 million from our interest rate swaps was recognized in interest expense for the year ended December 31, 2017. We expect $0.3 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of December 31, 2019 to be reclassified into earnings within the next 12 months.

Foreign Currency Derivative Instrument
We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in cash flows and earnings caused by fluctuations in foreign exchange rates, we entered into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation. As of December 31, 2019, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through December 2020.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of December 31, 2019.
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
Net foreign currency derivative losses of $0.6 million and less than $0.1 million were recognized in selling, general and administrative expense, during 2019 and 2018, respectively. The 2018 losses related to our non-designated hedges, all of which were settled in 2018. During 2017, no foreign currency derivative gains or losses were recognized in our Consolidated Statements of Income. We expect $0.2 million of existing foreign currency forward contract losses reported in accumulated other comprehensive loss as of December 31, 2019 are to be reclassified into earnings within the next 12 months.
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Consolidated Balance Sheet as of December 31, 2019.

	Fair Value
(In thousands)	Balance sheet caption	Amount
Foreign currency forward contracts designated as cash flow hedge	Other accrued liabilities	$185
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
At December 31, 2019, the notional amount of our outstanding foreign currency foreign exchange contracts, all of which were for the exchange of U.S. dollars and Euros, was $7.7 million.

NOTE 11
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2019	2018
Accrued salaries and wages	$32,854	$20,435
Accrued bonus	6,165	7,261
Accrued employee benefits	14,136	14,094
Total	$53,155	$41,790
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2019	2018
Workers' compensation, auto and general liability reserve	$4,264	$5,369
Current operating lease liabilities	5,743	—
Contract related reserves	14,057	7,133
Other accrued liabilities	10,523	9,801
Total	$34,587	$22,303
NOTE 12
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2019	2018
Buildings and improvements	$1,830	$1,168
Machinery and equipment	15,052	14,242
Office furniture and equipment, computers and software	13,298	5,877
Property, plant and equipment, gross	30,180	21,287
Less: accumulated depreciation and amortization	(11,036)	(7,868)
Property, plant and equipment, net	$19,144	$13,419
Depreciation expense of property, plant and equipment was $3.4 million, $1.8 million and $1.7 million in 2019, 2018, and 2017, respectively.
NOTE 13
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
The components of lease expense are as follows:

Year Ended
(In thousands)	December 31, 2019
Operating lease expense	$14,747
Variable lease expense	713
Short-term lease expense	46,060
Total lease expense	$61,520

Supplemental balance sheet information related to our operating leases is as follows:

Year Ended
(In thousands)	December 31, 2019
Right-of-use assets	$14,654

Current lease liabilities (recorded in other accrued liabilities)	$5,743
Long-term lease liabilities (recorded in other non-current liabilities)	9,811
Total operating lease liabilities	$15,554
Initial ROU assets of $19.2 million were recognized as non-cash asset additions when the new lease accounting standard was adopted on January 1, 2019. Additional ROU assets from operating lease arrangements of $7.2 million were recognized as non-cash asset additions during the year ended December 31, 2019, and; ROU assets of $1.9 million were recognized with the Advantor acquisition.
The weighted average remaining lease term and discount rate for our operating leases at December 31, 2019 were 4.5 years and 6.2%, respectively.
Maturities of lease liabilities at December 31, 2019 were as follows:

(In thousands)	Payments due
2020	$6,474
2021	3,343
2022	2,612
2023	1,426
2024	1,030
2024 and later	3,507
Total minimum lease payments	$18,392
NOTE 14
POST EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, with the addition of Advantor, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of eligible employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $6.8 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of both December 31, 2019 and December 31, 2018, we had accrued $0.1 million of contributions under the Excess Savings Plan.
The Company has an amended and restated Senior Executive Severance Pay Plan (the Amended Plan) that has been effective since 2016. Termination benefits offered under the Amended Plan are other post employment benefits as defined by ASC 712-10 - Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable and the Company does not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.

NOTE 15
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
The maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2.6 million shares. As of December 31, 2019, there were 1.0 million shares remaining available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Compensation costs for equity-based awards	$4,426	$3,490
Compensation costs for liability-based awards	3,836	606
Total compensation costs, pre-tax	$8,262	$4,096
Future tax benefit	$1,792	$888
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value. The Company paid $0.8 million and $1.0 million related to liability-based compensation awards during the years ended December 31, 2019 and 2018, respectively.
At December 31, 2019, total unrecognized compensation costs related to equity-based awards and liability-based awards were $4.6 million and $3.7 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.68 years and 1.79 years, respectively.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2019, 2018 and 2017 and changes during the years then ended is presented below:

	Year Ended December 31,
	2019		2018		2017
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	251	$23.00	325	$22.74	384	$21.47
Granted	—	$0.00	—	$0.00	75	$22.82
Exercised	(161)	$22.74	(73)	$21.87	(110)	$18.41
Forfeited, canceled or expired	(13)	$24.47	(1)	$20.62	(24)	$22.61
Outstanding at December 31,	77	$23.30	251	$23.00	325	$22.74
Options exercisable	59	$23.35	184	$23.35	201	$22.57

The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2019:

(In thousands, except per share data)	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$20.06 - $21.98	58	6.67	$21.49	$1,720	43	6.49	$21.34	$1,291
$24.61 - $32.49	19	6.18	29.21	434	16	5.91	29.24	361
Total options and aggregate intrinsic value	77	6.52	$23.30	$2,154	59	6.30	$23.35	$1,652
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $51.26 per share on December 31, 2019, which would have been received by the option holders if all option holders had exercised their options as of that date. There were no exercisable options "out of the money" as of December 31, 2019. The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $0.1 million and $1.4 million, respectively.
As of December 31, 2019, the total number of stock options expected to vest (including those that have already vested) was 0.1 million. These stock options have a weighted-average exercise price of $23.30 per share, an aggregate intrinsic value of $2.2 million and a weighted average remaining contractual life of 6.5 years.
The fair value of stock options is determined on the date of grant utilizing a Black-Scholes valuation model. No stock options were granted in 2019 or 2018. The following weighted-average assumptions were utilized in deriving the fair value for NQOs:

Year Ended December 31,
2017
Expected volatility	30.8%
Expected life (in years)	7
Risk-free rates	2.30%
Weighted-average grant date fair value per share	$8.48
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

The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
	2019		2018		2017
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	257	$28.90	221	$23.58	285	$23.01
Granted	206	$30.03	163	$33.08	144	$23.74
Vested	(138)	$31.92	(110)	$24.93	(171)	$23.18
Forfeited or canceled	(24)	$35.57	(17)	$25.54	(37)	$21.69
Outstanding at December 31,	301	$30.30	257	$28.90	221	$23.58
The total grant date fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $4.1 million, $3.3 million and $4.5 million, respectively.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the years ended December 31, 2019, 2018, and 2017, we granted TSR awards with aggregate target TSR values of $2.5 million, $2.2 million, and $1.5 million, respectively. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. For the years ended December 31, 2019, 2018, and 2017, we recorded $2.9 million, $0.3 million and $1.0 million, respectively, in compensation expense related to TSR awards. Payments of $1.6 million were made in January 2020 for the 2017 TSR awards, payments of $0.5 million were made in January 2019 for the 2016 TSR awards, and payments of $0.6 million were made in January 2018 for the 2015 TSR awards. Payments, if any, for the 2018 and 2019 TSR awards are expected to be made in January 2021 and January 2022, respectively. As of December 31, 2019 and 2018, we had $4.0 million and $1.5 million, respectively, recorded as a liability related to TSR awards in compensation and other employee benefits and other non-current liabilities on the Consolidated Balance Sheets.
NOTE 16
SHAREHOLDERS' EQUITY
As of December 31, 2019, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2019, there were 11.5 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2019 and 2018.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 2.6 million shares of common stock authorized under this plan. At December 31, 2019, we had a remaining balance of 1.0 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.
NOTE 17
AGREEMENTS WITH FORMER PARENT
Following the Spin-off, Vectrus and our Former Parent began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between Vectrus and our Former Parent following the Spin-off and to provide mechanisms for an orderly transition, on September 27, 2014, Vectrus and our Former Parent executed various agreements that govern the ongoing relationships between the companies after the Spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the Spin-off. The executed agreements include a Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, and Technology License Agreement.

NOTE 18
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $12.1 million and $7.8 million as of December 31, 2019 and 2018, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
Legal Proceedings
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the Contracting Officer’s Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). In December 2019, the ASBCA extended the jointly requested stay of the proceedings through March 30, 2020 to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter. We believe the amount of indemnity required is insignificant.
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

NOTE 19
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2019 and 2018:

	2019 QUARTERS				2018 QUARTERS
(In thousands, except per share data)	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total revenue	$325,928	$331,589	$359,854	$365,271	$320,516	$321,132	$308,095	$329,561
Gross Profit	30,332	31,036	34,317	34,246	26,466	29,068	29,131	30,030
Operating income	10,413	11,193	14,383	15,626	8,671	12,998	14,006	12,648
Net income	7,091	7,617	9,382	10,626	6,111	9,195	9,866	10,124
Basic earnings per share	$0.63	$0.66	$0.82	$0.92	$0.55	$0.82	$0.88	$0.90
Diluted earnings per share	$0.62	$0.66	$0.80	$0.91	$0.54	$0.81	$0.86	$0.89
Weighted average number of shares outstanding
Basic	11,292	11,455	11,506	11,515	11,146	11,235	11,248	11,262
Diluted	11,399	11,605	11,678	11,728	11,338	11,383	11,406	11,369

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 3, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director	March 3, 2020
/s/ Susan D. Lynch Susan D. Lynch	Senior Vice President and Chief Financial Officer	March 3, 2020
/s/ William B. Noon William B. Noon	Corporate Vice President and Chief Accounting Officer	March 3, 2020
/s/ Louis J. Giuliano Louis J. Giuliano	Director	March 3, 2020
/s/ Bradford J. Boston Bradford J. Boston	Director	March 3, 2020
/s/ Mary L. Howell Mary L. Howell	Director	March 3, 2020
/s/ William F. Murdy William F. Murdy	Director	March 3, 2020
/s/ Melvin F. Parker Melvin F. Parker	Director	March 3, 2020
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 3, 2020
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 3, 2020
/s/ Phillip C. Widman Phillip C. Widman	Director	March 3, 2020