Form 10-Q
period 2020-04-03
Vectrus, Inc.
filed 2020-05-12
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
or
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
As of May 8, 2020, there were 11,589,801 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 3,	March 29,
(In thousands, except per share data)	2020	2019
Revenue	$351,734	$325,906
Cost of revenue	319,693	295,596
Selling, general, and administrative expenses	19,558	19,919
Operating income	12,483	10,391
Interest expense, net	(1,703)	(1,575)
Income from operations before income taxes	10,780	8,816
Income tax expense	2,112	1,742
Net income	$8,668	$7,074

Earnings per share
Basic	$0.75	$0.63
Diluted	$0.74	$0.62
Weighted average common shares outstanding - basic	11,545	11,292
Weighted average common shares outstanding - diluted	11,745	11,399
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 3,	March 29,
(In thousands)	2020	2019
Net income	$8,668	$7,074
Other comprehensive income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swap	(1,386)	(361)
Net change in fair value of foreign currency forward contracts	(261)	(98)
Tax benefit	357	99
Net change in derivative instruments	(1,290)	(360)
Foreign currency translation adjustments, net of tax	(1,934)	(823)
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to Retained Earnings	—	(259)
Other comprehensive loss, net of tax	(3,224)	(1,442)
Total comprehensive income	$5,444	$5,632
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 3,	December 31,
(In thousands, except share information)	2020	2019
Assets
Current assets
Cash	$146,172	$35,318
Receivables	263,601	269,144
Other current assets	21,212	16,154
Total current assets	430,985	320,616
Property, plant, and equipment, net	18,540	18,844
Goodwill	261,983	261,983
Intangible assets, net	13,911	14,926
Right-of-use assets	12,390	14,654
Other non-current assets	5,789	5,366
Total non-current assets	312,613	315,773
Total Assets	$743,598	$636,389
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$147,364	$148,015
Compensation and other employee benefits	42,131	53,155
Short-term debt	122,000	6,500
Other accrued liabilities	39,331	37,409
Total current liabilities	350,826	245,079
Long-term debt, net	61,139	63,041
Deferred tax liability	47,294	49,407
Other non-current liabilities	20,096	19,997
Total non-current liabilities	128,529	132,445
Total liabilities	479,355	377,524
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,587,719 and 11,523,691 shares issued and outstanding as of April 3, 2020 and December 31, 2019, respectively	116	115
Additional paid in capital	78,690	78,757
Retained earnings	193,743	185,075
Accumulated other comprehensive loss	(8,306)	(5,082)
Total shareholders' equity	264,243	258,865
Total Liabilities and Shareholders' Equity	$743,598	$636,389
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 3,	March 29,
(In thousands)	2020	2019
Operating activities
Net income	$8,668	$7,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	996	788
Amortization of intangible assets	1,015	571
Stock-based compensation	2,367	1,462
Amortization of debt issuance costs	99	99
Changes in assets and liabilities:
Receivables	3,942	(12,650)
Other assets	(5,715)	94
Accounts payable	(162)	(11,367)
Deferred taxes	(1,522)	(1,090)
Compensation and other employee benefits	(9,733)	6,724
Other liabilities	1,182	1,909
Net cash provided by (used in) operating activities	1,137	(6,386)
Investing activities
Purchases of capital assets and intangibles	(917)	(9,886)
Net cash used in investing activities	(917)	(9,886)
Financing activities
Repayments of long-term debt	(1,500)	(1,000)
Proceeds from revolver	144,000	48,000
Repayments of revolver	(29,000)	(48,000)
Proceeds from exercise of stock options	1	602
Payments of employee withholding taxes on share-based compensation	(1,787)	(683)
Net cash provided by (used in) financing activities	111,714	(1,081)
Exchange rate effect on cash	(1,080)	(618)
Net change in cash	110,854	(17,971)
Cash-beginning of year	35,318	66,145
Cash-end of period	$146,172	$48,174

Supplemental disclosure of cash flow information:
Interest paid	$1,469	$988
Income taxes paid (refunded)	$36	$(296)
Non-cash investing activities:
Purchase of capital assets on account	$(606)	$(966)
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2018	11,267	$113	$71,729	$151,640	$(3,158)	$220,324
Net income				7,074		7,074
Cumulative effects of adoption of ASU 2018-02 reclassification of certain tax effects from AOCI				259	(259)	—
Foreign currency translation adjustments					(823)	(823)
Unrealized loss on cash flow hedge					(360)	(360)
Employee stock awards and stock options	85	1	(82)			(81)
Stock-based compensation			1,117			1,117
Balance at March 29, 2019	11,352	$114	$72,764	$158,973	$(4,600)	$227,251

Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income				8,668		8,668
Foreign currency translation adjustments					(1,934)	(1,934)
Unrealized loss on cash flow hedge					(1,290)	(1,290)
Employee stock awards and stock options	64	1	(1,787)			(1,786)
Stock-based compensation			1,720			1,720
Balance at April 3, 2020	11,588	$116	$78,690	$193,743	$(8,306)	$264,243
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
Vectrus, Inc. is a leading provider of services to the United States Government (U.S. Government) worldwide. The Company operates as one segment and provides the following services and offerings: facility and logistics services, information technology and network communications services, and operational technologies and converged solutions.
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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (April 3, 2020 for the first quarter of 2020 and March 29, 2019 for the first quarter of 2019), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.
Immaterial Restatement of Prior Period Balances
Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2019, we identified an error in our historical financial statements related to estimated contract costs for the year ended December 31, 2019 as well as an error in our historical financial statements related to overbilling for a separate contract dating back to 2013, prior to the Spin-off. In the first instance, management determined that additional subcontractor costs should have been included as part of estimated contract costs, resulting in a misstatement in other accrued liabilities and cost of revenue as well as revenue and accounts receivable to a lesser extent. In the second instance, management identified that certain contract costs were incorrectly included in customer billings for one contract, resulting in a misstatement in revenue and other accrued liabilities.
The cumulative impact of the errors was a $2.5 million decrease in retained earnings as of December 31, 2019. The impact of the errors on net income for the year ended December 31, 2019 is $1.5 million. The impact on diluted earnings per share is a decrease of $0.13 for the year ended December 31, 2019. The impact to diluted earnings per share in the second, third, and fourth quarters of 2019 is a decrease of $0.00, $0.13, and $0.00, respectively. The impact on diluted earnings per share is a decrease of $0.02 and $0.01 for the years ended December 31, 2018 and 2017, respectively.
Accordingly, the Company is restating the relevant financial statements and related footnotes for all applicable periods for these errors and related tax effect and will correct the respective financial statements as they appear in future filings. Management has evaluated the materiality of these misstatements and concluded they were not material to prior periods.

The effects of the corrections to each of the individual affected line items in our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended March 29, 2019
(In thousands, except per share data)	As Previously Reported	Correction	As Corrected
Revenue	$325,928	$(22)	$325,906
Operating income	10,413	(22)	10,391
Income from operations before income taxes	8,838	(22)	8,816
Income tax expense	1,747	(5)	1,742
Net income	$7,091	$(17)	$7,074

Earnings per share
Basic	$0.63	$—	$0.63
Diluted	$0.62	$—	$0.62
The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three months ended March 29, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Net income	$7,091	$(17)	$7,074
Total comprehensive income	$5,649	$(17)	$5,632
The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Balance Sheet were as follows:

	December 31, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Receivables	$269,239	$(95)	$269,144
Total current assets	320,711	(95)	320,616
Total Assets	636,484	(95)	636,389
Other accrued liabilities	34,587	2,822	37,409
Total current liabilities	242,257	2,822	245,079
Deferred tax liability	49,808	(401)	49,407
Total non-current liabilities	132,846	(401)	132,445
Total Liabilities	375,103	2,421	377,524
Retained earnings	187,591	(2,516)	185,075
Total shareholders' equity	261,381	(2,516)	258,865
Total Liabilities and Shareholders' Equity	$636,484	$(95)	$636,389

The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Cash Flows were as follows:

	Three months ended March 29, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Net income	$7,091	$(17)	$7,074
Changes in other liabilities	1,892	17	1,909
Net cash used in operating activities	$(6,386)	$—	$(6,386)
The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Changes in Shareholders' Equity were as follows:

	Three months ended March 29, 2019
	Retained Earnings			Total Shareholders' Equity
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Balance at December 31, 2018	$152,616	$(976)	$151,640	$221,300	$(976)	$220,324
Net income	7,091	(17)	7,074	7,091	(17)	7,074
Balance at March 29, 2019	$159,966	$(993)	$158,973	$228,244	$(993)	$227,251
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
Accounting Standards Issued but Not Yet Effective
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). The objectives of ASU 2019-12 are (i) to simplify the accounting for income taxes by removing certain exceptions, (ii) to update certain requirements to simplify the accounting for income taxes, and (iii) to make minor codification improvements for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.
Accounting Standards That Were Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. We adopted ASU 2018-15 on January 1, 2020 using the retrospective method. As a result of the adoption, $0.3 million was reclassified from 2019 year-end property, plant and equipment, net, to other non-current assets on our Condensed Consolidated Balance Sheet. In addition, $0.3 million of cash outflows from investing activities incurred during the third and fourth quarters of 2019 was reclassified to cash outflows from operating activities.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2017-04 should be applied on a prospective basis. We adopted ASU 2017-04 on January 1, 2020.  The adoption of the standard did not have a material impact on our financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Loses (Topic 326) (ASU 2016-13). The objective of ASU 2016-13 is to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. We adopted the standard on January 1, 2020. The adoption of the standard did not have a material impact on our financial statements.

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
The Company's performance obligations are typically satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue. Determining progress on performance obligations requires us to make judgments that affect the timing of revenue recognition. Remaining performance obligations represent firm orders by the customer and excludes potential orders under IDIQ contracts, unexercised contract options, and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims. The level of order activity related to contracts can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
Remaining performance obligations increased by $368.0 million as of April 3, 2020 as compared to December 31, 2019. We expect to recognize approximately 72% of the remaining performance obligations as of April 3, 2020 as revenue in 2020, and the remaining 28% during 2021. Remaining performance obligations as of April 3, 2020 and December 31, 2019 are presented in the following table:

	April 3,	December 31,
(In thousands)	2020	2019
Performance Obligations	$1,217,349	$849,389
Contract Estimates
Accounting for contracts involves the use of various techniques to estimate total contract revenue and costs. We estimate the profit on our contracts as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.

The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended April 3, 2020 and March 29, 2019 were unfavorable by $2.3 million and $1.1 million, respectively
For the three months ended April 3, 2020, and March 29, 2019, the net unfavorable adjustments to operating income decreased revenue by $1.6 million and $0.4 million, respectively.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract. On a cost-plus type contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers. On cost-plus type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost. On most of our contracts, a cost-reimbursable element captures consumable materials required for the contract. Typically, these costs do not bear fees.
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
The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three months ended April 3, 2020 and March 29, 2019 is as follows:

	Three Months Ended
	April 3,	March 29,
(In thousands)	2020	2019
Cost-plus and cost-reimbursable ¹	$256,319	$251,456
Firm-fixed-price	95,415	74,450
Total revenue	$351,734	$325,906

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the three months ended April 3, 2020 and March 29, 2019 is as follows:

	Three Months Ended
	April 3,	March 29,
(In thousands)	2020	2019
Middle East	$237,937	$226,416
United States	81,469	71,388
Europe	32,328	28,102
Total revenue	$351,734	$325,906

Revenue by contract relationship for the three months ended April 3, 2020 and March 29, 2019 is as follows:

	Three Months Ended
	April 3,	March 29,
(In thousands)	2020	2019
Prime contractor	$333,393	$307,058
Subcontractor	18,341	18,848
Total revenue	$351,734	$325,906

Revenue by customer for the three months ended April 3, 2020 and March 29, 2019 is as follows:

	Three Months Ended
	April 3,	March 29,
(In thousands)	2020	2019
Army	$247,555	$226,692
Air Force	73,341	67,931
Navy	15,237	15,088
Other	15,601	16,195
Total revenue	$351,734	$325,906
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
As of April 3, 2020 and December 31, 2019, we had contract assets of $199.6 million and $186.4 million, respectively. Refer to Note 8, "Receivables" for additional information regarding the composition of our receivable balances. As of both April 3, 2020 and December 31, 2019, our contract liabilities were insignificant.
NOTE 4
INCOME TAXES
Effective Tax Rate
Income tax expense during interim periods is based on an estimated annual effective income tax rate, plus any significant unusual or infrequently occurring items recorded in interim periods. The computation of the annual estimated effective income tax rate at each interim period requires certain estimates and judgment including, but not  limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.
For the three months ended April 3, 2020 and March 29, 2019 we recorded income tax provisions of $2.1 million and $1.7 million, respectively, representing effective income tax rates of 19.6% and 19.8%, respectively. The comparison of effective income tax rates between periods and to the federal statutory rate of 21.0% are affected by the above mentioned items.
Uncertain Tax Provisions
As of April 3, 2020 and December 31, 2019, unrecognized tax benefits from uncertain tax positions were $8.7 million and $7.9 million, respectively.
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
The Company recognized two intangible assets related to customer contracts (backlog) and the Advantor trade name arising from the acquisition. The fair value of the customer contracts was $7.2 million, and the fair value of the Advantor trade name was $1.1 million with amortization periods of 5.0 years and 4.5 years, respectively. As of April 3, 2020, the remaining weighted-average amortization period for these intangible assets was 4.2 years. The Company recorded amortization expense of $0.4 million during the first quarter of 2020. The amortization expense is included in cost of revenue in our Condensed Consolidated Statements of Income.
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
Advantor's results of operations have been included in our Condensed Consolidated Statements of Income for the period subsequent to acquisition on July 8, 2019. For the quarter ended April 3, 2020, Advantor contributed $11.2 million of revenue and an insignificant amount of income from operations before income taxes. For the quarter ended March 29, 2019, on a pro forma basis, the acquired business would have recognized revenue of $10.2 million and an insignificant amount of income from operations before income taxes.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
As of both April 3, 2020 and December 31, 2019 the carrying amount of goodwill was $262.0 million. There was no new goodwill activity during the first quarter of 2020.
The Company tests goodwill for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the global outbreak of the coronavirus disease 2019 (COVID-19) pandemic and the negative effect to the U.S. and global economy, the Company completed a qualitative assessment to evaluate whether or not it is more likely than not that the fair value of goodwill is less than its carrying amount. Based on our assessment of the totality of events and circumstances as of April 3, 2020, including the estimated impact of the COVID-19 pandemic on our business forecast and the Company's market capitalization, we determined that it is not more likely than not that the fair value of our reporting unit is below its carrying amount. The annual tests performed in the three years ended December 31, 2019 also resulted in no impairment of goodwill.

Identifiable intangible assets consist of the following:

	April 3, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$11,600	$(4,886)	$6,714	$11,600	$(4,300)	$7,300
Customer contracts	7,200	(1,064)	6,136	7,200	(692)	6,508
Trade names and other	1,236	(175)	1,061	1,236	(118)	1,118
Balance	$20,036	$(6,125)	$13,911	$20,036	$(5,110)	$14,926
Identifiable intangible asset amortization expense relating to the Company's acquisitions in 2018 and 2019 was $1.0 million and $0.6 million during the three months ended April 3, 2020, and March 29, 2019, respectively. As of April 3, 2020, the remaining average intangible asset amortization period was 4.0 years.
The estimated amortization expense for the next five years is as follows (in thousands):

Period	Amortization
2020 (excluding the three months ended April 3, 2020)	$3,014
2021	$4,029
2022	$2,501
2023	$2,404
2024	$1,297
After 2024	$530
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

	Three Months Ended
	April 3,	March 29,
(In thousands, except per share data)	2020	2019
Net income	$8,668	$7,074

Weighted average common shares outstanding	11,545	11,292
Add: Dilutive impact of stock options	41	29
Add: Dilutive impact of restricted stock units	159	78
Diluted weighted average common shares outstanding	11,745	11,399

Earnings per share
Basic	$0.75	$0.63
Diluted	$0.74	$0.62

The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
	April 3,	March 29,
(In thousands)	2020	2019
Anti-dilutive stock options	—	13
Anti-dilutive restricted stock units	1	4
Total	1	17
NOTE 8
RECEIVABLES
Receivables were comprised of the following:

	April 3,	December 31,
(In thousands)	2020	2019
Billed receivables	$52,296	$71,068
Unbilled receivables (contract assets)	199,576	186,365
Other	11,729	11,711
Total receivables	$263,601	$269,144
As of April 3, 2020 and December 31, 2019, substantially all billed receivables are due from the U.S. Government, either directly as prime contractor to the U.S. Government or as subcontractor to another prime contractor to the U.S. Government. Because our billed receivables are with the U.S. Government, we do not believe they represent a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $7.0 million of our unbilled receivables as of April 3, 2020 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. Government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
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
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of April 3, 2020, there was $115.0 million of outstanding borrowings under the Amended Revolver and two letters of credit outstanding in the aggregate amount of $2.4 million. Both reduced our borrowing availability to $2.6 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.

The aggregate scheduled maturities of the Amended Term Loan, are as follows:

(In thousands)	Payments due
2020 (excluding the three months ended April 3, 2020)	$5,000
2021	8,600
2022	55,400
Total	$69,000
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
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of April 3, 2020, we had a ratio of total consolidated indebtedness to EBITDA of 2.62 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 11.28 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of April 3, 2020.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at April 3, 2020 was 3.00%.
Carrying Value and Fair Value. As of April 3, 2020 and December 31, 2019, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
NOTE 10
DERIVATIVE INSTRUMENTS
During the periods covered by this report, we have made no changes to our policies or strategies for the use of derivative instruments and there has been no change in our related accounting methods.
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $51.9 million at April 3, 2020, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of April 3, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$980
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$1,426
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of December 31, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$323
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$686
We regularly assess the creditworthiness of the counterparty. As of April 3, 2020, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

Net interest rate derivative losses of $0.1 million and interest rate derivative gains of less than $0.1 million were reclassified from accumulated other comprehensive loss to interest expense, net in our Condensed Consolidated Statements of Income during the first quarters of 2020 and 2019, respectively. We expect $1.0 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of April 3, 2020 to be reclassified into earnings within the next 12 months.
Foreign Currency Derivative Instruments
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of April 3, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$423
Foreign currency forward designated as cash flow hedge	Other non-current liabilities	$23
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of December 31, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$185
At April 3, 2020, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $8.9 million and expiration dates through June 2021.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of April 3, 2020.
Net foreign currency derivative losses of $0.1 million were recognized in selling, general and administrative expenses during the first quarters of 2020 and 2019. We expect $0.4 million of existing foreign currency forward contract losses reported in accumulated other comprehensive loss as of April 3, 2020 to be reclassified into earnings within the next 12 months.

NOTE 11
Leases
We determine whether an arrangement contains a lease at inception. We have operating leases for office space, apartments, vehicles, and machinery and equipment. Our operating leases have lease terms of less than one year to ten years.
We do not separate lease components from non-lease components (e.g., common area maintenance, property taxes and insurance) but account for both components in a contract as a single lease component.
The components of lease expense are as follows:

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Operating lease expense	$2,964	$3,416
Variable lease expense	170	173
Short-term lease expense	10,690	11,197
Total lease expense	$13,824	$14,786
Supplemental balance sheet information related to our operating leases is as follows:

	April 3,	December 31,
(In thousands)	2020	2019
Right-of-use assets	$12,390	$14,654

Current lease liabilities (recorded in other accrued liabilities)	$3,903	$5,743
Long-term lease liabilities (recorded in other non-current liabilities)	9,407	9,811
Total operating lease liabilities	$13,310	$15,554
Additional ROU assets of $0.5 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first quarter of 2020.
The weighted average remaining lease term and discount rate for our operating leases at April 3, 2020 were 3.8 years and 6.3%, respectively.
Maturities of lease liabilities at April 3, 2020 were as follows:

(In thousands)	Payments due
2020 (excluding the three months ended April 3, 2020)	$4,599
2021	3,192
2022	2,437
2023	1,430
2024	1,046
2025 and beyond	3,292
Total lease payments	15,996
Less: Imputed interest	(2,686)
Total operating lease liabilities	$13,310

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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Compensation costs for equity-based awards	$1,720	$1,117
Compensation costs for liability-based awards	647	345
Total compensation costs, pre-tax	$2,367	$1,462
Future tax benefit	$511	$316
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of April 3, 2020, total unrecognized compensation costs related to equity-based awards and liability-based awards were $8.3 million and $5.6 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.15 years and 2.14 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the three months ended April 3, 2020:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	77	$23.30	301	$30.30
Granted	—	$—	103	$53.05
Exercised	—	$—	—	$—
Vested	—	$—	(112)	$28.24
Forfeited or expired	—	$—	(1)	$27.74
Outstanding at April 3, 2020	77	$23.30	291	$39.14
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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the three months ended April 3, 2020, we granted TSR awards with an aggregate target TSR value of $3.0 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 13
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. Government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. Government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. Government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $12.3 million and $12.1 million as of April 3, 2020 and December 31, 2019, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. Government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent regarding the negotiated adjustments from 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. Government provided us with the Contracting Officers Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). Since October 2019, the ASBCA has granted Vectrus’ and the U.S. Government’s joint requests to stay proceedings in the appeal, most recently through July 31, 2020, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S governments decision in this matter.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, and significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended April 3, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2019. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to the potential impact of the novel coronavirus pandemic (COVID-19) and its impact on us, our operations, or our future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus is a leading provider of critical mission support services to the U.S. Government worldwide. We operate in one segment and offer facility and logistics services and information technology and network communications services. Most of our work provides life support and maintenance services for enduring military bases and mission critical IT networks.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended April 3, 2020 and March 29, 2019, we had total revenue of $351.7 million and $325.9 million, respectively, substantially all of which was derived from U.S. Government customers. For the three months ended both April 3, 2020 and March 29, 2019, we generated approximately 70% of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $25.8 million, or 7.9%, for the three months ended April 3, 2020 compared to the three months ended March 29, 2019. The increase in revenue was attributable to a $14.6 million expansion on our existing contracts and $11.2 million from our acquisition of Advantor. Revenue from our Middle East programs increased by $11.5 million, our U.S. programs $10.1 million, and our European programs $4.2 million.
Operating income for the three months ended April 3, 2020, was $12.5 million, an increase of $2.1 million, or 20.1%, compared to the three months ended March 29, 2019. This increase was primarily due to an increase of $6.3 million from our Middle East programs offset by decreases of $1.4 million from our U.S. programs and $2.8 million from our European programs.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative adjustments due to aggregate changes in contract estimates decreased operating income by $2.3 million and $1.1 million for the three months ended April 3, 2020 and March 29, 2019, respectively. Cumulative adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three months ended April 3, 2020, compared to the three months ended March 29, 2019, are contained in the "Discussion of Financial Results" section.
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
Vectrus is one of four award recipients of the basic IDIQ contract and received the following task orders: INDOPACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and associated Performance Task Order. Each task order has its own period of performance. Four of the LOGCAP V offerors filed protests of the awards with the U.S. Government Accountability Office (GAO) and, after the GAO denied two of the protests, those four offerors filed protests at the U.S. Court of Federal Claims (the Court). At the Court’s request, the GAO issued advisory opinions that rejected the two remaining protests. On February 5, 2020, the Army completed its corrective action review of the LOGCAP V Award and affirmed its initial decision. On February 21, 2020, the Court of Federal Claims dismissed three of the four protests, and the remaining protest has been fully briefed and is awaiting the court’s final adjudication. One of the protestors filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. A second protestor filed a notice of appeal, but subsequently withdrew its notice. No other protestors have filed an appeal, and the deadline for filing such appeal has passed. On March 2, 2020, the Court dismissed the remaining offeror's request for a temporary restraining order through March 11, 2020 and Vectrus received a notice to proceed with transition activities related to LOGCAP V on March 3, 2020.
On February 28, 2020, Vectrus Systems Corporation (VSC), our wholly-owned subsidiary, received notice of a $121.8 million modification of the OMDAC-SWACA contract for enterprise network capabilities and services support of the U.S. Central Command. Work will be based in Kuwait with additional locations throughout Southwest Asia. The estimated completion date is August 28,2020.
Information regarding certain other significant contracts is discussed in "Significant Contracts" below.
COVID-19
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.  We have taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak did not have a material impact on our operating results or business in the first quarter of 2020. However, we are beginning to experience some issues in each of our business areas related to COVID-19, primarily in access to some locations and delays of supplier deliveries.
During the first quarter of 2020, it is estimated that COVID-19 caused a $2.2 million reduction in our revenue and a $0.02 reduction in our earnings per share. This impact was related to certain government actions to restrict access to a U.S. base by Vectrus personnel and the preemptive draw on the Company's revolver to ensure liquidity during the pandemic.
In accordance with the DoD guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. facilities have continued to operate in support of essential products and services required to meet our commitments to the U.S. Government and the U.S. military; however, facility closures or work slowdowns or supply chain disruptions could affect our financial results and projections. In addition, other countries are responding to the pandemic differently which can affect our international operations and the operations of our suppliers and customers. However, any closures to date have not impacted Vectrus’ business materially.
We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences in order to support our customers' mission critical business and national security.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the three months ended April 3, 2020 and March 29, 2019:

	% of Total Revenue
	Three Months Ended
Contract Name	April 3, 2020	March 29, 2019
Kuwait Base Operations and Security Support Services (K-BOSSS)	35.1%	37.3%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.8%	15.6%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payments, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The K-BOSSS contract currently is exercised through September 28, 2020. K-BOSSS supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. The K-BOSSS contract was re- competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019 (see "Recent Developments"

above). The K-BOSSS contract contributed $124 million and $121 million of revenue for the three months ended April 3, 2020 and March 29, 2019, respectively.
The OMDAC-SWACA contract is currently exercised through August 20, 2020. The contract provides for enterprise network capabilities and services support of the U.S. Central Command. Work is based in Kuwait with additional locations throughout Southwest Asia. Vectrus has been the incumbent on OMDAC-SWACA since May 2013. The OMDAC-SWACA contract contributed $55 million and $51 million of revenue for the three months ended April 3, 2020 and March 29, 2019, respectively.
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
For the three months ended April 3, 2020, total backlog increased by $1,317 million. As of April 3, 2020, total backlog (funded and unfunded) was $4.1 billion as set forth in the following table:

	April 3,	December 31,
(In millions)	2020	2019
Funded backlog	$1,034	$707
Unfunded backlog	3,034	2,044
Total backlog	$4,068	$2,751
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $957.1 million during the three months ended April 3, 2020, which was an increase of $311.1 million compared to the three months ended March 29, 2019.
Economic Opportunities, Challenges and Risks
The U.S. Government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. Government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. Government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment, operational technology, and communication needs, which aligns with our services and strengths. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. On December 20, 2019, the President signed the annual FY 2020 appropriations bill, which provides $738 billion in discretionary funding for national defense and includes $667 billion in base funding and $71 billion in overseas contingency operations funding. The approved funding is in accordance with the Bipartisan Budget Act of 2019.
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

Currently, the ongoing outbreak of Coronavirus (COVID-19) has caused disruptions to national and global economies. The impact that the COVID-19 pandemic is having on societies, governments, markets, businesses and social norms is significant. As an essential business and operator of critical infrastructures primarily for the DoD and the Intelligence Communities, we have continued to conduct our operations to support client missions while implementing measures to protect the health and safety of our employees. However, the recent COVID-19 or other outbreaks could negatively impact our business, results of operations and financial condition. The impact to our business is currently unknown due to the uncertainty around the duration of the pandemic and its broader impact on the global economy, our clients, and employees. Potential impacts could arise from our employee’s inability to access our facilities or the facilities of our clients as well as any change in performance or cost on our contracts that might not fully recoverable. Additionally, travel restrictions and the availability of our employee population could impact our ability to support existing and new contracts.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and the matters identified under the caption “Forward-Looking Statement Information" and Part II, Item 1A, “Risk Factors” herein.
DISCUSSION OF FINANCIAL RESULTS
Three months ended April 3, 2020, compared to three months ended March 29, 2019
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	April 3, 2020	March 29, 2019	$	%
Revenue	$351,734	$325,906	$25,828	7.9%
Cost of revenue	319,693	295,596	24,097	8.2%
% of revenue	90.9%	90.7%
Selling, general and administrative	19,558	19,919	(361)	(1.8)%
% of revenue	5.6%	6.1%
Operating income	12,483	10,391	2,092	20.1%
Operating margin	3.5%	3.2%
Interest expense, net	(1,703)	(1,575)	128	8.1%
Income before taxes	10,780	8,816	1,964	22.3%
% of revenue	3.1%	2.7%
Income tax expense	2,112	1,742	370	21.2%
Effective income tax rate	19.6%	19.8%
Net Income	$8,668	$7,074	$1,594	22.5%
Revenue
Revenue for the three months ended April 3, 2020 was $351.7 million, an increase of $25.8 million, or 7.9%, as compared to the three months ended March 29, 2019. The increase in revenue was attributable to a $14.6 million expansion on our existing contracts and $11.2 million from our acquisition of Advantor. Revenue from our Middle East programs increased by $11.5 million, our U.S. programs $10.1 million, and our European programs $4.2 million.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.9% compared to 90.7% for the three months ended April 3, 2020 and the three months ended March 29, 2019, respectively. The increase in cost of revenue of $24.1 million, or 8.2%, for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily due to increased revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the three months ended April 3, 2020, SG&A expenses of $19.6 million decreased by $0.4 million, or 1.8%, as compared to the three months ended March 29, 2019 due primarily to the decrease in business acquisition expense of $1.0 million and an increase in various miscellaneous expenses of $0.6 million.

Operating Income
Operating income for the three months ended April 3, 2020 increased by $2.1 million, or 20.1%, as compared to the three months ended March 29, 2019. This increase was primarily due to higher operating income of $6.3 million from our Middle East programs offset by decreases of $1.4 million from our U.S. programs and $2.8 million from our European programs.
Operating income as a percentage of revenue was 3.5% for the three months ended April 3, 2020, compared to 3.2% for the three months ended March 29, 2019.
Aggregate cumulative adjustments decreased operating income by $2.3 million and $1.1 million for the three months ended April 3, 2020 and March 29, 2019, respectively. The aggregate cumulative adjustments for the three months ended April 3, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs (ODCs). The aggregate cumulative adjustments for the three months ended March 29, 2019 related to lower margins associated with labor-related items and contract staffing.
Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended April 3, 2020 and March 29, 2019 was as follows:

	Three Months Ended		Change
(In thousands, except for percentages)	April 3, 2020	March 29, 2019	$	%
Interest income	$31	$39	$(8)	(21)%
Interest expense	(1,734)	(1,614)	(120)	(7)%
Interest expense, net	$(1,703)	$(1,575)	$(128)	(8)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.1 million for the three months ended April 3, 2020 compared to the three months ended March 29, 2019 was due to increased use of our revolving credit facility in 2020 primarily to mitigate potential liquidity risk in the financial markets due to COVID-19.
Income Tax Expense
We recorded income tax expense of $2.1 million and $1.7 million, for the three months ended April 3, 2020 and March 29, 2019, respectively, representing effective income tax rates of 19.6% and 19.8%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
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
To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In addition, to meet current and potential short-term working capital requirements and strengthen the Company's cash position in response to COVID-19 uncertainties, Vectrus drew $115 million from its revolving credit facility during the first quarter of 2020 and had net debt of $37.8 million which was relatively flat compared to the fourth quarter ended December 31, 2019. A significant portion of the revolver has subsequently been repaid.
In addition, on March 27, 2020, in response to the COVID-19 pandemic, President Trump signed into law the CARES Act, which provides for the deferral of certain tax payments. The CARES Act also contains numerous other provisions which may benefit Vectrus and we continue to review ongoing government guidance on both the CARES Act and COVID-19 to assess potential impacts on our liquidity and capital resources.
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $13.7 million of our total $146.2 million in cash at April 3, 2020 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were $115.0 million outstanding borrowings under the Amended Revolver at April 3, 2020. At April 3, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, which reduced our borrowing availability under the Amended Revolver to $2.6 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 66 days as of both April 3, 2020 and December 31, 2019.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Operating activities	$1,137	$(6,386)
Investing activities	(917)	(9,886)
Financing activities	111,714	(1,081)
Foreign exchange[1]	(1,080)	(618)
Net change in cash	$110,854	$(17,971)
[1] Impact on cash balances due to changes in foreign exchange rates.
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities for the three months ended April 3, 2020 consisted of net income of $8.7 million, increased by non-cash items of $4.5 million and offset by unfavorable net changes to working capital of $9.7 million, primarily due to the timing of payments of compensation and other employee benefits and prepaid expenses partially offset by increased collections of accounts receivable. Net changes in other long-term liabilities and assets resulted in an additional $2.4 million of operating cash outflows.
Net cash used in operating activities during the three months ended March 29, 2019 consisted of net income of $7.1 million, increased by non-cash items of $2.9 million and offset by unfavorable net changes working capital changes of $13.5 million primarily due to the timing of cash collections and payments as reflected in an increase in receivables and net decrease in payables. Unfavorable net changes in other long-term assets and liabilities contributed an additional $2.9 million to operating cash outflows.
Net cash used in investing activities for the three months ended April 3, 2020 consisted of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations. Net cash used in investing activities during the three months ended March 29, 2019 consisted of capital expenditures for the purchase of intangible assets, software and hardware, leasehold improvements, and vehicles and equipment related to ongoing operations.

Net cash used in financing activities during the three months ended April 3, 2020 consisted of net draw downs of $115.0 million from our revolver, partially offset by repayments of long-term debt of $1.5 million and payments related to employee withholding taxes on share-based compensation in the amount of $1.8 million. During the three months ended April 3, 2020, we borrowed $144.0 million and repaid $29.0 million on the Amended Revolver to meet current and potential short-term working capital requirements and strengthen the Company's cash position in response to COVID-19 uncertainties.
Net cash used in financing activities for the three months ended March 29, 2019 consisted of repayments of long-term debt of $1.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.7 million, offset by $0.6 million in cash received from the exercise of stock options. During the three months ended March 29, 2019, we borrowed and repaid a total of $48.0 million from the prior revolving credit facility to meet short-term working capital requirements.
Capital Resources
At April 3, 2020, we held cash of $146.2 million, which included $13.7 million held by foreign subsidiaries, and had $2.6 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at April 3, 2020, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
During the three months ended April 3, 2020, we paid $1.5 million in quarterly installment payments on the Amended Term Loan. See Note 11, "Leases" for additional contractual obligation information.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of April 3, 2020, there was $115 million of outstanding borrowings under the Amended Revolver and two letters of credit outstanding in the aggregate amount of $2.4 million. Both reduced our borrowing availability to $2.6 million under the Amended Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
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
We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
New Accounting Pronouncements
Refer to Part I, Item 1, Note 2 "Recent Accounting Standards Update" in the notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the impact of the coronavirus (COVID-19) on the global economy; and other factors contained below under Part II, Item 1A, “Risk Factors,” our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. Government; protests of new awards; our acquisition of Advantor and its integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. Government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; and to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors described in Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at April 3, 2020.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.2 million change in our annual cash interest expenses, net of interest rate swaps in place as of April 3, 2020 to hedge a portion of this risk
Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
As of April 3, 2020, the notional value of our interest rate swap agreements totaled $51.9 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 10, "Derivative Instruments" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of April 3, 2020, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $8.9 million. The net fair value of these contracts at April 3, 2020 was a liability of $0.4 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of April 3, 2020, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2020. Based on such evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of April 3, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. Government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent regarding the negotiated adjustments from 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. Government provided us with the Contracting Officers Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). Since October 2019, the ASBCA has granted Vectrus’ and the U.S. Government’s joint requests to stay proceedings in the appeal, most recently through July 31, 2020, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S governments decision in this matter.
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
ITEM 1A. RISK FACTORS
We face various risks related to health epidemics, pandemics and similar outbreaks, particularly COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption in the global financial markets. The outbreak has not had a material impact on our operating results or business in the first quarter of 2020. However, the extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected time-frame, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. Further, if significant portions of our workforce are unable to continue to work effectively because of illness, quarantine, government actions, facility closures, travel restrictions, disruptions related to increased teleworking policies, social distancing or other restrictions related to COVID-19, our operations, efficiency and effectiveness may be impacted in the future.
In addition, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), was enacted in response to the COVID-19 pandemic. The CARES Act contains certain relief provisions to address increased costs incurred by government contractors in the performance of their contracts during the COVID-19 pandemic. However, the practical application of the CARES Act is still unknown, and any cost increases related to COVID-19 may not be fully recoverable under our contracts or the CARES Act or adequately covered by insurance.
It is also possible that the continued spread of COVID-19 could delay or limit the ability of the U.S. Government and other customers to perform on its obligations, including making timely payments to us. Essentially all of our revenue is derived from services ultimately sold to the U.S. Government, and we cannot predict the effect COVID-19 may have on our customers’ spending and mission priorities. The COVID-19 pandemic could delay the announcement of new contract awards and/or the timing of start-up or transition of our major contracts, including, but not limited to, LOGCAP V. Any prolonged interruptions in payment or transition activities on our large contracts may disrupt our cash flows, and these uncertainties could adversely affect both our operations and financial position.
We are working with our stakeholders (including customers, employees, suppliers and local communities) to address this global pandemic. We continuously assess any possible implications on our business and customers to mitigate adverse consequences. Due to the many uncertainties and the rapidly changing business environment, the impacts from the COVID-19 pandemic may have a material adverse effect on our business, financial position, results of operations and/or cash flows in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1
Boyle Employment Letter, dated October 3, 2018, between Vectrus, Inc. and Kevin T. Boyle (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on  March 26, 2020)

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
The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

+ Indicates this document is filed as an exhibit herewith.
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
Date: May 12, 2020