Form 10-Q
period 2020-07-03
Vectrus, Inc.
filed 2020-08-11
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
or
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
As of August 7, 2020, there were 11,620,091 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$336,063	$331,589	$687,797	$657,495
Cost of revenue	311,817	300,553	631,510	596,149
Selling, general, and administrative expenses	21,816	19,843	41,374	39,762
Operating income	2,430	11,193	14,913	21,584
Interest expense, net	(1,346)	(1,329)	(3,048)	(2,904)
Income from operations before income taxes	1,084	9,864	11,865	18,680
Income tax (benefit) expense	(27)	2,247	2,086	3,989
Net income	$1,111	$7,617	$9,779	$14,691

Earnings per share
Basic	$0.10	$0.66	$0.84	$1.29
Diluted	$0.09	$0.66	$0.83	$1.28
Weighted average common shares outstanding - basic	11,607	11,455	11,575	11,376
Weighted average common shares outstanding - diluted	11,745	11,605	11,742	11,512
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(In thousands)	2020	2019	2020	2019
Net income	$1,111	$7,617	$9,779	$14,691
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swap	60	(963)	(1,325)	(1,324)
Net change in fair value of foreign currency forward contracts	395	183	134	85
Tax (expense) benefit	(98)	169	258	268
Net change in derivative instruments	357	(611)	(933)	(971)
Foreign currency translation adjustments, net of tax	2,470	547	536	(276)
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to Retained Earnings	—	—	—	(259)
Other comprehensive income (loss), net of tax	2,827	(64)	(397)	(1,506)
Total comprehensive income	$3,938	$7,553	9,382	$13,185

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 3,	December 31,
(In thousands, except share information)	2020	2019
Assets
Current assets
Cash	$62,719	$35,318
Receivables	260,295	269,144
Other current assets	21,980	16,154
Total current assets	344,994	320,616
Property, plant, and equipment, net	19,107	18,844
Goodwill	262,130	261,983
Intangible assets, net	12,905	14,926
Right-of-use assets	11,259	14,654
Other non-current assets	7,386	5,366
Total non-current assets	312,787	315,773
Total Assets	$657,781	$636,389
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$142,138	$148,015
Compensation and other employee benefits	60,417	53,155
Short-term debt	7,500	6,500
Other accrued liabilities	45,655	37,409
Total current liabilities	255,710	245,079
Long-term debt, net	59,234	63,041
Deferred tax liability	46,473	49,407
Other non-current liabilities	26,929	19,997
Total non-current liabilities	132,636	132,445
Total liabilities	388,346	377,524
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,619,544 and 11,523,691 shares issued and outstanding as of July 3, 2020 and December 31, 2019, respectively	116	115
Additional paid in capital	79,944	78,757
Retained earnings	194,854	185,075
Accumulated other comprehensive loss	(5,479)	(5,082)
Total shareholders' equity	269,435	258,865
Total Liabilities and Shareholders' Equity	$657,781	$636,389
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 3,	June 28,
(In thousands)	2020	2019
Operating activities
Net income	$9,779	$14,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,971	1,538
Amortization of intangible assets	2,028	1,277
Loss on disposal of property, plant, and equipment	—	2
Stock-based compensation	5,411	4,031
Amortization of debt issuance costs	193	201
Changes in assets and liabilities:
Receivables	9,429	(224)
Other assets	(7,938)	(7,128)
Accounts payable	(6,021)	2,038
Deferred taxes	(2,735)	(2,579)
Compensation and other employee benefits	7,037	3,324
Other liabilities	15,252	(1,721)
Net cash provided by operating activities	34,406	15,450
Investing activities
Purchases of capital assets and intangibles	(2,246)	(11,739)
Net cash (used in) investing activities	(2,246)	(11,739)
Financing activities
Repayments of long-term debt	(3,000)	(2,000)
Proceeds from revolver	144,000	98,000
Repayments of revolver	(144,000)	(98,000)
Proceeds from exercise of stock options	59	3,467
Payments of employee withholding taxes on share-based compensation	(1,873)	(768)
Net cash (used in) provided by financing activities	(4,814)	699
Exchange rate effect on cash	55	(226)
Net change in cash	27,401	4,184
Cash-beginning of year	35,318	66,145
Cash-end of period	$62,719	$70,329

Supplemental disclosure of cash flow information:
Interest paid	$2,527	$2,818
Income taxes paid	$70	$4,198
Non-cash investing activities:
Purchase of capital assets on account	$447	$301
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2018	11,267	$113	$71,729	$151,640	$(3,158)	$220,324
Net income				7,074		7,074
Cumulative effects of adoption of ASU 2018-02 reclassification of certain tax effects from AOCI				259	(259)	—
Foreign currency translation adjustments					(823)	(823)
Unrealized loss on cash flow hedge					(360)	(360)
Employee stock awards and stock options	85	1	(82)			(81)
Stock-based compensation			1,117			1,117
Balance at March 29, 2019	11,352	$114	72,764	158,973	(4,600)	227,251
Net income				7,617		7,617
Foreign currency translation adjustments					547	547
Unrealized loss on cash flow hedge					(611)	(611)
Employee stock awards and stock options	154	1	2,779			2,780
Stock-based compensation			1,099			1,099
Balance at June 28, 2019	11,506	$115	$76,642	$166,590	$(4,664)	$238,683

Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income				8,668		8,668
Foreign currency translation adjustments					(1,934)	(1,934)
Unrealized loss on cash flow hedge					(1,290)	(1,290)
Employee stock awards and stock options	64	1	(1,787)			(1,786)
Stock-based compensation			1,720			1,720
Balance at April 3, 2020	11,588	116	78,690	193,743	(8,306)	264,243
Net income				1,111		1,111
Foreign currency translation adjustments					2,470	2,470
Unrealized gain on cash flow hedge					357	357
Employee stock awards and stock options	32	—	(28)			(28)
Stock-based compensation			1,282			1,282
Balance at July 3, 2020	11,620	$116	$79,944	$194,854	$(5,479)	$269,435
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
Basis of Presentation
        Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (July 3, 2020 for the second quarter of 2020 and June 28, 2019 for the second quarter of 2019), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
        The cumulative impact of the errors was a $2.5 million decrease in retained earnings as of December 31, 2019. The impact of the errors on net income for the year ended December 31, 2019 is $1.5 million. The impact on diluted earnings per share is a decrease of $0.13 for the year ended December 31, 2019. The impact to diluted earnings per share in the first, second, third, and fourth quarters of 2019 is a decrease of $0.00, $0.00, $0.13, and $0.00, respectively. The impact on diluted earnings per share is a decrease of $0.02 and $0.01 for the years ended December 31, 2018 and 2017, respectively.
        Accordingly, the Company is restating the relevant financial statements and related footnotes for all applicable periods for these errors and related tax effect and will correct the respective financial statements as they appear in future filings. Management has evaluated the materiality of these misstatements and concluded they were not material to prior periods.

        The effects of the corrections to each of the individual affected line items in our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended June 28, 2019			Six Months Ended June 28, 2019
(In thousands, except per share data)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Revenue	$331,589	$—	$331,589	$657,517	$(22)	$657,495
Operating income	11,193	—	11,193	21,606	(22)	21,584
Income from operations before income taxes	9,864	—	9,864	18,702	(22)	18,680
Income tax expense	2,247	—	2,247	3,994	(5)	3,989
Net income	$7,617	$—	$7,617	$14,708	$(17)	$14,691

Earnings per share
Basic	$0.66	$—	$0.66	$1.29	$—	$1.29
Diluted	$0.66	$—	$0.66	$1.28	$—	$1.28
        The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 28, 2019			Six Months Ended June 28, 2019
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Net income	$7,617	$—	$7,617	$14,708	$(17)	$14,691
Total comprehensive income	$7,553	$—	$7,553	$13,202	$(17)	$13,185
        The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Balance Sheet were as follows:

	December 31, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Receivables	$269,239	$(95)	$269,144
Total current assets	320,711	(95)	320,616
Total Assets	636,484	(95)	636,389
Other accrued liabilities	34,587	2,822	37,409
Total current liabilities	242,257	2,822	245,079
Deferred tax liability	49,808	(401)	49,407
Total non-current liabilities	132,846	(401)	132,445
Total Liabilities	375,103	2,421	377,524
Retained earnings	187,591	(2,516)	185,075
Total shareholders' equity	261,381	(2,516)	258,865
Total Liabilities and Shareholders' Equity	$636,484	$(95)	$636,389

        The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Cash Flows were as follows:

	Six Months Ended June 28, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Net income	$14,708	$(17)	$14,691
Changes in other liabilities	(1,738)	17	(1,721)
Net cash provided in operating activities	$15,450	$—	$15,450
        The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Changes in Shareholders' Equity were as follows:

	Retained Earnings			Total Shareholders' Equity
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Balance at December 31, 2018	$152,616	$(976)	$151,640	$221,300	$(976)	$220,324
Net income	7,091	(17)	7,074	7,091	(17)	7,074
Balance at March 29, 2019	159,966	(993)	158,973	228,244	(993)	227,251
Net income	7,617	—	7,617	7,617	—	7,617
Balance at June 28, 2019	$167,583	$(993)	$166,590	$239,676	$(993)	$238,683
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

        Remaining performance obligations increased by $170.7 million as of July 3, 2020 as compared to December 31, 2019. We expect to recognize approximately 62% of the remaining performance obligations as of July 3, 2020 as revenue in 2020, and the remaining 38% during 2021. Remaining performance obligations as of July 3, 2020 and December 31, 2019 are presented in the following table:

	July 3,	December 31,
(In thousands)	2020	2019
Performance Obligations	$1,020,084	$849,389
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
        The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three and six months ended July 3, 2020 were unfavorable to operating income by $1.5 million and $3.8 million, respectively. For the three and six months ended June 28, 2019, the net favorable adjustments to operating income were $1.9 million and $0.8 million, respectively.
        For the three and six months ended July 3, 2020 the cumulative catch-up adjustments to operating income increased revenue by $2.3 million and $0.6 million, respectively. For the three and six months ended June 28, 2019, the cumulative catch-up adjustments to operating income increased revenue by $0.6 million and $0.2 million, respectively.
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
        The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three and six months ended July 3, 2020 and June 28, 2019 is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Cost-plus and cost-reimbursable ¹	$242,740	$256,737	(5.5)%	$499,059	$508,193	(1.8)%
Firm-fixed-price	93,323	74,852	24.7%	188,738	149,302	26.4%
Total revenue	$336,063	$331,589		$687,797	$657,495

¹ Includes time and material contracts

        Revenue by geographic region in which the contract is performed for the three and six months ended July 3, 2020 and June 28, 2019 is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Middle East	$216,763	$223,588	(3.1)%	$454,700	$450,004	1.0%
United States	83,770	72,376	15.7%	165,239	143,764	14.9%
Europe	35,530	35,625	(0.3)%	67,858	63,727	6.5%
Total revenue	$336,063	$331,589		$687,797	$657,495

        Revenue by contract relationship for the three and six months ended July 3, 2020 and June 28, 2019 is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Prime contractor	$314,345	$312,732	0.5%	$647,738	$619,790	4.5%
Subcontractor	21,718	18,857	15.2%	40,059	37,705	6.2%
Total revenue	$336,063	$331,589		$687,797	$657,495

        Revenue by customer for the three and six months ended July 3, 2020 and June 28, 2019 is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 28,	%	July 3,	June 28,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Army	$227,351	$225,867	0.7%	$474,906	$452,559	4.9%
Air Force	78,321	72,593	7.9%	151,663	140,524	7.9%
Navy	14,542	16,796	(13.4)%	29,779	31,884	(6.6)%
Other	15,849	16,333	(3.0)%	31,449	32,528	(3.3)%
Total revenue	$336,063	$331,589		$687,797	$657,495
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
        As of July 3, 2020 and December 31, 2019, we had contract assets of $196.2 million and $186.4 million, respectively. Refer to Note 8, "Receivables" for additional information regarding the composition of our receivable balances. As of both July 3, 2020 and December 31, 2019, our contract liabilities were insignificant.

NOTE 4
INCOME TAXES
Effective Tax Rate
        Income tax expense during interim periods is based on an estimated annual effective income tax rate, plus any significant unusual or infrequently occurring items recorded in interim periods. The computation of the estimated effective income tax rate at each interim period requires certain estimates and judgment including, but not limited to, forecasted operating income for the year, projections of the income earned and taxed in various jurisdictions, newly enacted tax rate and legislative changes, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.
        For the quarters ended July 3, 2020 and June 28, 2019, we recorded an income tax benefit of less than $0.1 million and an income tax provision of $2.2 million, respectively, representing effective income tax rates of (2.5)% and 22.8%. For the six months ended July 3, 2020 and June 28, 2019, we recorded income tax provisions of $2.1 million and $4.0 million, representing effective income tax rates of 17.6% and 21.4%, respectively. The difference in the tax rates between the 2020 and 2019 periods is due to the resolution of a foreign tax matter in the current quarter. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
Uncertain Tax Provisions
        As of July 3, 2020, and December 31, 2019, unrecognized tax benefits from uncertain tax positions were $9.1 million and $7.9 million, respectively.
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
        A breakdown of the purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$11,388
Other current assets	2,719
Property, plant and equipment	155
Goodwill	28,511
Intangible assets	8,300
Other non-current assets	1,868
Accounts payable	(4,223)
Other current liabilities	(1,519)
Accrued compensation	(907)
Other non-current liabilities	(1,218)
Purchase price, net of cash acquired	$45,074
        We completed purchase accounting for the acquisition as of July 3, 2020 with no material adjustments. The Company recognized two intangible assets related to customer contracts (backlog) and the Advantor trade name arising from the acquisition. The fair value of the customer contracts was $7.2 million, and the fair value of the Advantor trade name was $1.1 million with amortization periods of 5.0 years and 4.5 years, respectively. As of July 3, 2020, the remaining weighted-average amortization period for these intangible assets was 4.0 years. The Company recorded amortization expense of $0.9 million during the first six months of 2020. The amortization expense is included in cost of revenue in our Condensed Consolidated Statements of Income.
        Additionally, the Company recognized goodwill of $28.5 million arising from the acquisition, which relates primarily to acquired product and services strengthening our advance into a higher value, technology-enabled and differentiated platform, as well as extending our facilities and logistics services to include the electronic protection and security of facilities. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Advantor acquisition is fully deductible for income tax purposes.
        Advantor's results of operations have been included in our Condensed Consolidated Statements of Income for the period subsequent to acquisition on July 8, 2019. For the three and six months ended June 28, 2019, Advantor recognized revenue of $11.9 million and $22.1 million, respectively. Income from operations before income taxes was insignificant during these prior year periods.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
        As of July 3, 2020 and December 31, 2019 the carrying amount of goodwill was $262.1 million and $262.0 million, respectively. The $0.1 million increase during the first six months of 2020 is due to a final adjustment to the Advantor purchase price allocation.
        The Company tests goodwill for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the COVID-19 pandemic and the negative effect on the U.S. and global economy, the Company completed a qualitative assessment to evaluate whether or not it is more likely than not that the fair value of goodwill is less than its carrying amount. Based on our assessment of the totality of events and circumstances as of July 3, 2020, including the estimated impact of the COVID-19 pandemic on our business forecast and the Company's market capitalization, we determined that it is not more likely than not that the fair value of our reporting unit is below its carrying amount. The annual tests performed in the three years ended December 31, 2019 also resulted in no impairment of goodwill.
        Identifiable intangible assets consist of the following:

	July 3, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$11,600	$(5,473)	$6,127	$11,600	$(4,300)	$7,300
Customer contracts	7,200	(1,412)	5,788	7,200	(692)	6,508
Trade names and other	1,243	(253)	990	1,236	(118)	1,118
Balance	$20,043	$(7,138)	$12,905	$20,036	$(5,110)	$14,926
         Identifiable intangible asset amortization expense was $1.0 million and $2.0 million for the three and six months ended July 3, 2020, respectively. Intangible amortization expense for the three and six months ended June 28, 2019 was $0.7 million and $1.3 million, respectively. As of July 3, 2020, the remaining average intangible asset amortization period was 3.8 years.
        The estimated amortization expense for the next five years is as follows (in thousands):

Period	Amortization
2020 (excluding the six months ended July 3, 2020)	$2,001
2021	$4,029
2022	$2,501
2023	$2,404
2024	$1,297
After 2024	$673

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

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$1,111	$7,617	$9,779	$14,691

Weighted average common shares outstanding	11,607	11,455	11,575	11,376
Add: Dilutive impact of stock options	39	41	40	42
Add: Dilutive impact of restricted stock units	99	109	127	94
Diluted weighted average common shares outstanding	11,745	11,605	11,742	11,512

Earnings per share
Basic	$0.10	$0.66	$0.84	$1.29
Diluted	$0.09	$0.66	$0.83	$1.28

        The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(In thousands)	2020	2019	2020	2019
Anti-dilutive stock options	—	—	—	1
Anti-dilutive restricted stock units	2	—	1	2
Total	2	—	1	3
NOTE 8
RECEIVABLES
        Receivables were comprised of the following:

(In thousands)	July 3, 2020	December 31, 2019
Billed receivables	$52,903	$71,068
Unbilled receivables (contract assets)	196,155	186,365
Other	11,237	11,711
Total receivables	$260,295	$269,144
        As of July 3, 2020 and December 31, 2019, substantially all billed receivables are due from the U.S. Government, either directly as prime contractor to the U.S. Government or as subcontractor to another prime contractor to the U.S. Government. Because our billed receivables are with the U.S. Government, we do not believe they represent a material credit risk exposure.
        Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $8.1 million of our unbilled receivables as of July 3, 2020 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. Government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.

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
        Additionally, the Amendment Agreement includes an accordion feature that allows the Company to draw up to an additional $100.0 million, subject to the lender's consent on the same terms and conditions as the existing commitments. The Amendment Agreement also permits the Company to borrow up to $75.0 million in unsecured debt as long as the aggregated sum of both the unsecured debt and the accordion does not exceed $100.0 million.
        The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of July 3, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, and no outstanding borrowings under the Amended Revolver resulting in borrowing capacity of $117.6 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.
        The aggregate scheduled maturities of the Amended Term Loan, are as follows:

(In thousands)	Payments due
2020 (excluding the six months ended July 3, 2020)	$3,500
2021	8,600
2022	55,400
Total	$67,500
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
        In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of July 3, 2020, we had a ratio of total consolidated indebtedness to EBITDA of 1.08 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 9.93 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of July 3, 2020.
        Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at July 3, 2020 was 2.68%.
        Carrying Value and Fair Value. As of July 3, 2020 and December 31, 2019, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

NOTE 10
DERIVATIVE INSTRUMENTS
        During the periods covered by this report, we have made no changes to our policies or strategies for the use of derivative instruments and there has been no change in our related accounting methods. For our derivative instruments, which are designated as cash flow hedges, gains and losses are initially reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings with the corresponding hedged item.
Interest Rate Derivative Instruments
        Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $50.7 million at July 3, 2020, are recorded at fair value.
        The following table summarizes the amount at fair value and location of the derivative instruments in our balance sheet for our interest rate hedges in the Condensed Consolidated Balance Sheets as of July 3, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$1,068
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$1,266
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
        We regularly assess the creditworthiness of the counterparty. As of July 3, 2020, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
        Net interest rate derivative losses of $0.3 million and interest rate derivative gains of $0.1 million were recognized in interest expense, net in our Condensed Consolidated Statements of Income during the first half of 2020 and 2019, respectively. We expect $1.1 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of July 3, 2020 to be recognized in earnings within the next 12 months.
Foreign Currency Derivative Instruments
        The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of July 3, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$51
        The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of December 31, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$185
        At July 3, 2020, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $7.5 million and expiration dates through June 2021.
        Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of July 3, 2020.
        Net foreign currency derivative losses of $0.2 million and $0.3 million were recognized in selling, general and administrative expenses during the first half of 2020 and 2019, respectively. We expect $0.1 million of existing foreign currency forward contract losses reported in accumulated other comprehensive loss as of July 3, 2020 to be recognized in earnings within the next 12 months.
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
        The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Operating lease expense	$1,308	$3,647	$4,272	$7,063
Variable lease expense	185	225	355	398
Short-term lease expense	13,260	11,422	26,160	22,619
Total lease expense	$14,753	$15,294	$30,787	$30,080
        Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	July 3, 2020	December 31, 2019
Right-of-use assets	$11,259	$14,654

Current lease liabilities (recorded in other accrued liabilities)	$4,024	$5,743
Long-term lease liabilities (recorded in other non-current liabilities)	7,974	9,811
Total operating lease liabilities	$11,998	$15,554
        Additional right-of-use assets of $1.5 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first six months of 2020.
        The weighted average remaining lease term and discount rate for our operating leases at July 3, 2020 were 5.1 years and 6.2%, respectively.
        Maturities of lease liabilities at July 3, 2020 were as follows:

(In thousands)	Payments due
2020 (excluding the six months ended July 3, 2020)	$4,618
2021	2,102
2022	1,764
2023	1,577
2024	1,255
2025 and beyond	3,133
Total lease payments	14,449
Less: Imputed interest	(2,451)
Total operating lease liabilities	$11,998

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
        Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Compensation costs for equity-based awards	$1,282	$1,099	$3,002	$2,216
Compensation costs for liability-based awards	1,762	1,470	2,409	1,815
Total compensation costs, pre-tax	$3,044	$2,569	$5,411	$4,031
Future tax benefit	$658	$556	$1,169	$872
        Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
        As of July 3, 2020, total unrecognized compensation costs related to equity-based awards and liability-based awards were $7.6 million and $5.4 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.85 years and 1.89 years, respectively.
        The following table provides a summary of the activities for NQOs and RSUs for the three months ended July 3, 2020:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	77	$23.30	301	$30.30
Granted	—	$—	126	$52.14
Exercised	(3)	$21.43	—	$—
Vested	—	$—	(144)	$52.72
Forfeited or expired	—	$—	(12)	$49.26
Outstanding at July 3, 2020	74	$23.37	271	$39.93
        During the six months ended June 28, 2019, we granted long term incentive awards to employees consisting of 105,737 RSUs with a weighted average grant date fair value per share of $52.98 and to our directors consisting of 20,311 RSUs with a weighted average grant date fair value per share of $47.76.
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
Total Shareholder Return Awards
        TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the six months ended July 3, 2020, we granted TSR awards with an aggregate target TSR value of $3.1 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 13
COMMITMENTS AND CONTINGENCIES
General
        From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. Government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. Government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. Government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $13.5 million and $12.1 million as of July 3, 2020 and December 31, 2019, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
        As a result of final indirect rate negotiations between the U.S. Government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent regarding the negotiated adjustments from 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. Government provided us with the Contracting Officers Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). Since October 2019, the ASBCA has granted Vectrus’ and the U.S. Government’s joint requests to stay proceedings in the appeal, most recently through November 30, 2020, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. In June 2020, the U.S. Government provided us with the COFD for 2013 related to Former Parent costs. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S governments decision in this matter.
COVID-19 Pandemic
        On March 11, 2020, the World Health Organization designated the outbreak of COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing guidelines, and restrictions on employees going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company has observed some disruptions on its operations due to government delays related to the global pandemic. While the extent to which COVID-19 ultimately impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
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
        Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the six months ended July 3, 2020 and June 28, 2019, we had total revenue of $687.8 million and $657.5 million, respectively, substantially all of which was derived from U.S. Government customers. For both the six months ended July 3, 2020 and June 28, 2019, we generated approximately 69% of our total revenue from the U.S. Army.
Executive Summary
        Our revenue increased $4.5 million, or 1.3%, for the three months ended July 3, 2020 compared to the three months ended June 28, 2019. The increase in revenue was attributable to $10.3 million from our acquisition of Advantor offset by a temporary decrease in our existing contracts due to the COVID-19 pandemic. Revenue from our U.S. programs increased by $11.4 million, partially offset by decreased revenue from our Middle East and European programs of $6.8 million and $0.1 million, respectively.
        Operating income for the three months ended July 3, 2020, was $2.4 million, a decrease of $8.8 million, or 78.3%, compared to the three months ended June 28, 2019. This decrease was due to a decrease of $6.6 million from our Middle East $2.1 million from our European programs and $0.1 million from our U.S. programs.
        During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative catch-up adjustments due to aggregate changes in contract estimates decreased operating income by $1.5 million and increased operating income by $1.9 million for the three months ended July 3, 2020 and June 28, 2019, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
        Further details related to our financial results for the three and six months ended July 3, 2020, compared to the three and six months ended June 28, 2019, are contained in the "Discussion of Financial Results" section.
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

        Vectrus is one of four award recipients of the basic IDIQ contract and received the following task orders: INDOPACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and associated Performance Task Order. Each task order has its own period of performance. Four of the LOGCAP V offerors filed protests of the awards with the U.S. Government Accountability Office (GAO) and, after the GAO denied two of the protests, those four offerors filed protests at the U.S. Court of Federal Claims (the Court of Federal Claims). On February 21, 2020, the Court of Federal Claims dismissed three of the four protests, and the remaining protest was dismissed on May 21, 2020 after the Army completed its corrective action review of the LOGCAP V Award and affirmed its initial decision. On March 2, 2020, the Court of Federal Claims dismissed the remaining offeror's request for a temporary restraining order through March 11, 2020 and Vectrus received a notice to proceed with transition activities related to LOGCAP V on March 3, 2020. One of the protestors filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit) and a statement of issues, which is currently pending. A second protestor filed a notice of appeal, but subsequently withdrew its notice. No other protestors filed an appeal, and the deadline for filing such appeal has passed. We filed our entry of appearance and certificate of interest with the Federal Circuit and continue to monitor the status of the appeal.
        On February 28, 2020, Vectrus Systems Corporation (VSC), our wholly-owned subsidiary, received notice of a $121.8 million modification of the OMDAC-SWACA contract for enterprise network capabilities and services support of the U.S. Central Command. Work will be based in Kuwait with additional locations throughout Southwest Asia. The estimated completion date is August 28, 2020.
        On July 24, 2020, the Company received a notification of a $529.1 million modification to the Kuwait Base Operations and Security Support Services (K-BOSSS) contract. Work will be performed in Camp Arifjan, Kuwait, and the estimated completion date is September 28, 2021. The contract modification added an Undefinitized Contract Action which provided a Notice to Proceed for 50% of the ceiling price, resulting in $248.0 million obligated at the time of the award.
        Information regarding certain other significant contracts is discussed in "Significant Contracts" below.
COVID-19 Impact
        The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.  We have taken measures to protect the health and safety of our employees, to work with our customers to minimize ultimate potential disruptions and to support our community in addressing the challenges posed by this global pandemic. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted.
        During the second quarter of 2020, it is estimated that COVID-19 caused a $22.3 million reduction in our revenue and a $0.14 reduction in our earnings per share. For the six months ended July 3, 2020, the estimated impact was a $24.6 million reduction in revenue and a $0.16 reduction in earnings per share. This impact was primarily due to certain government actions to restrict access to certain bases by Vectrus personnel and delays in supplier deliveries.
        In accordance with the DoD guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. facilities have continued to operate in support of essential products and services required to meet our commitments to the U.S. Government and the U.S. military; however, facility closures or work slowdowns or supply chain disruptions have affected our financial results and projections. In addition, other countries are responding to the pandemic differently which have affected our international operations and the operations of our suppliers and customers. However, any closures to date have not impacted Vectrus' business materially.
        We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers and to take actions in an effort to mitigate adverse consequences in order to support our customers' mission critical business and national security.
Significant Contracts
        The following table reflects contracts that accounted for more than 10% of our total revenue for the six months ended July 3, 2020 and June 28, 2019:

	% of Total Revenue
	Six Months Ended
Contract Name	July 3, 2020	June 28, 2019
Kuwait Base Operations and Security Support Services (K-BOSSS)	33.9%	36.6%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.8%	15.9%

        Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payments, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
        The K-BOSSS contract currently is exercised through September 28, 2021. K-BOSSS supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019 (see "Recent Developments" above). The K-BOSSS contract contributed $233 million and $241 million of revenue for the six months ended July 3, 2020 and June 28, 2019, respectively.
        The OMDAC-SWACA contract is currently exercised through August 28, 2020. The contract provides for enterprise network capabilities and services support of the U.S. Central Command. Work is based in Kuwait with additional locations throughout Southwest Asia. Vectrus has been the incumbent on OMDAC-SWACA since May 2013. The OMDAC-SWACA contract contributed $109 million and $104 million of revenue for the six months ended July 3, 2020 and June 28, 2019, respectively.
Backlog
        Total backlog includes remaining performance obligations, consisting of funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer, and unexercised contract options). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the GAO or in the Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
        For the six months ended July 3, 2020, total backlog increased by $1,051 million. As of July 3, 2020, total backlog (funded and unfunded) was $3.8 billion which is set forth in the following table:

	July 3,	December 31,
(In millions)	2020	2019
Funded backlog	$904	$707
Unfunded backlog	2,898	2,044
Total backlog	$3,802	$2,751

        Subsequent to the quarter ended July 3, 2020 and as a result, not reflected in the table above, on July 24, 2020 the Company received a notification of a $529.1 million modification to the K-BOSSS contract. Work will be performed in Camp Arifjan, Kuwait, and the estimated completion date is September 28, 2021. The contract modification added an Undefinitized Contract Action, which provided a Notice to Proceed for 50% of the ceiling price, resulting in $248.0 million obligated at the time of the award. In addition, on August 5, 2020 the Company received notice from a prime contractor of its intent to decline to exercise all remaining future option periods of our subcontract, which will result in an unfavorable adjustment to backlog of approximately $398.5 million.
        Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1,140.5 million during the six months ended July 3, 2020, which was an increase of $328.4 million compared to the six months ended June 28, 2019.

Economic Opportunities, Challenges and Risks
        The U.S. Government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. Government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. Government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment, operational technology, and communication needs, which aligns with our services and strengths. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. On December 20, 2019, the President signed the annual FY 2020 appropriations bill, which provides $738 billion in discretionary funding for national defense and includes $667 billion in base funding and $71 billion in overseas contingency operations funding. The approved funding is in accordance with the Bipartisan Budget Act of 2019. On February 10, 2020, the President submitted the FY 2021 budget request, which requests $741 billion in discretionary funding for national defense and includes $672 billion in base funding and $69 billion in overseas contingency operations funding.
        We believe spending on operation and maintenance of defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. Government priority. Our focus is on sustaining facilities, equipment, and IT networks, while utilizing operational technologies and converged solutions to improve efficiency and the outcomes of our clients' missions. We believe this focus aligns with our customers' intent to utilize existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communications networks operational; (ii) maintaining airfields; and (iii) providing emergency services. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.
        Currently, the ongoing COVID-19 pandemic has caused disruptions to national and global economies and a significant impact on societies, governments, markets, businesses and social norms. As an essential business and operator of critical infrastructures primarily for the DoD and the intelligence communities, we have continued to conduct our operations to support client missions while implementing measures to protect the health and safety of our employees. However, the recent COVID-19 or other outbreaks have negatively impacted our business, results of operations and financial condition in the first half of 2020. The continued impact to our business is currently unknown due to the uncertainty around the duration of the pandemic and its broader impact on the global economy, our clients, and employees. Potential impacts could arise from our employee’s inability to access our facilities or the facilities of our clients as well as any change in performance or cost on our contracts that might not be fully recoverable. Additionally, travel restrictions and the availability of our employee population could impact our ability to support existing and new contracts.
        The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and the matters identified under the caption “Forward-Looking Information" and Part II, Item 1A, “Risk Factors” herein.

DISCUSSION OF FINANCIAL RESULTS
Operating Income (Expense)
Three months ended July 3, 2020, compared to three months ended June 28, 2019
        Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	July 3, 2020	June 28, 2019	$	%
Revenue	$336,063	$331,589	$4,474	1.3%
Cost of revenue	311,817	300,553	11,264	3.7%
% of revenue	92.8%	90.6%
Selling, general, and administrative expenses	21,816	19,843	1,973	9.9%
% of revenue	6.5%	6.0%
Operating income	2,430	11,193	(8,763)	(78.3)%
Operating margin	0.7%	3.4%
Interest expense, net	(1,346)	(1,329)	17	1.3%
Income from operations before income taxes	1,084	9,864	(8,780)	(89.0)%
% of revenue	0.3%	3.0%
Income tax (benefit) expense	(27)	2,247	(2,274)	(101.2)%
Effective income tax rate	(2.5)%	22.8%
Net Income	$1,111	$7,617	$(6,506)	(85.4)%
Revenue
        Revenue for the three months ended July 3, 2020 was $336.1, an increase of $4.5 million, or 1.3%, as compared to the three months ended June 28, 2019. The increase in revenue was attributable to $10.3 million from our acquisition of Advantor offset by a temporary decrease in our existing contracts due to the COVID-19 pandemic. Revenue from our U.S. programs increased by $11.4 million, partially offset by decreased revenue from our Middle East and European programs of $6.8 million, and $0.1 million, respectively.
Cost of Revenue
        Cost of revenue as a percentage of revenue was 92.8% compared to 90.6% for the three months ended July 3, 2020 and June 28, 2019, respectively. The increase in cost of revenue of $11.3 million, or 3.7%, for the three months ended July 3, 2020, as compared to the three months ended June 28, 2019, was primarily due to a contract adjustment to one of our European programs and increased revenue as described above.
Selling, General, & Administrative (SG&A) Expenses
        For the three months ended July 3, 2020, SG&A expenses of $21.8 million increased by $2.0 million, or 9.9%, as compared to the three months ended June 28, 2019. The increase was due primarily to an increase in business acquisition expense of $1.5 million and an increase in various miscellaneous expenses of $0.5 million.
Operating Income
        Operating income for the three months ended July 3, 2020 decreased by $8.8 million, or 78.3%, as compared to the three months ended June 28, 2019. This decrease was primarily due to lower operating income of $6.6 million from our Middle East programs, $2.1 million from our European programs and $0.1 million from our U.S. programs.
        Operating income as a percentage of revenue was 0.7% for the three months ended July 3, 2020, compared to 3.4% for the three months ended June 28, 2019.
        Aggregate cumulative catch-up adjustments decreased operating income by $1.5 million and increased operating income by $1.9 million for the three months ended July 3, 2020 and June 28, 2019, respectively. The aggregate cumulative catch-up adjustments for the three months ended July 3, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs (ODCs). The aggregate cumulative catch-up adjustments for the three months ended June 28, 2019 related to higher margins associated with operational efficiencies related to labor and management of contract staffing.

Six months ended July 3, 2020, compared to six months ended June 28, 2019
        Selected financial highlights are presented in the following table:

	Six Months Ended		Change
(In thousands, except for percentages)	July 3, 2020	June 28, 2019	$	%
Revenue	$687,797	$657,495	$30,302	4.6%
Cost of revenue	631,510	596,149	35,361	5.9%
% of revenue	91.8%	90.7%
Selling, general, and administrative expenses	41,374	39,762	1,612	4.1%
% of revenue	6.0%	6.0%
Operating income	14,913	21,584	(6,671)	(30.9)%
Operating margin	2.2%	3.3%
Interest expense, net	(3,048)	(2,904)	(144)	5.0%
Income from operations before income taxes	11,865	18,680	(6,815)	(36.5)%
% of revenue	1.7%	2.8%
Income tax expense	2,086	3,989	(1,903)	(47.7)%
Effective income tax rate	17.6%	21.4%
Net Income	$9,779	$14,691	$(4,912)	(33.4)%
Revenue
        Revenue for the six months ended July 3, 2020 was $687.8 million, an increase of $30.3 million, or 4.6%, as compared to the six months ended June 28, 2019. The increase in revenue was attributable to a $21.5 million increase from our acquisition of Advantor and an $8.8 million expansion of our existing contracts. Revenue increased by $21.5 million from our U.S. programs, $4.7 million from our Middle East programs and $4.1 million from our European programs.
Cost of Revenue
        Cost of revenue as a percentage of revenue was 91.8% compared to 90.7% for the six months ended July 3, 2020 and June 28, 2019, respectively. The increase in cost of revenue of $35.4 million, or 5.9%, for the six months ended July 3, 2020, as compared to the six months ended June 28, 2019, was primarily due to a contract adjustment to one of our European program and increased revenue as described above.
Selling, General, & Administrative (SG&A) Expenses
        For the six months ended July 3, 2020, SG&A expenses of $41.4 million increased by $1.6 million, or 4.1%, as compared to the June 28, 2019 due primarily to the increase in business acquisition expense of $0.5 million and an increase in various miscellaneous expenses of $1.1 million.
Operating Income
        Operating income for the six months ended July 3, 2020 decreased by $6.7 million, or 30.9%, as compared to the six months ended June 28, 2019. This decrease was primarily due to lower operating income of $4.9 million from our European programs, $1.5 million from our U.S. programs and $0.3 million from our Middle East programs.
        Operating income as a percentage of revenue was 2.2% for the six months ended July 3, 2020, compared to 3.3% for the three months ended June 28, 2019.
        Aggregate cumulative catch-up adjustments decreased operating income by $3.8 million and increased operating income $0.8 million for the six months ended July 3, 2020 and June 28, 2019, respectively. The aggregate cumulative catch-up adjustments for the six months ended July 3, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs (ODCs). The aggregate cumulative catch-up adjustments for the six months ended July 3, 2020 related to higher margins associated with operational efficiencies related to labor and management of contract staffing.

Non-operating Income (Expense)
Interest (Expense) Income, Net
        Interest (expense) income, net for the three and six months ended July 3, 2020 and June 28, 2019 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
(In thousands, except for percentages)	July 3, 2020	June 28, 2019	$	%	July 3, 2020	June 28, 2019	$	%
Interest income	$51	$69	$(18)	(26.1)%	$82	$108	$(26)	(24.1)%
Interest expense	(1,397)	(1,398)	(1)	—%	(3,130)	(3,012)	118	3.9%
Interest expense, net	$(1,346)	$(1,329)	$(17)	(1.3)%	$(3,048)	$(2,904)	$(144)	(5.0)%
        Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.1 million for the six months ended July 3, 2020 compared to the six months ended June 28, 2019 was due to increased use of our revolving credit facility during the first quarter of 2020 primarily to mitigate potential liquidity risk in the financial markets due to COVID-19.
Income Tax Expense
        We recorded an income tax benefit of less than $0.1 million and an income tax expense of $2.2 million for the three months ended July 3, 2020 and June 28, 2019, respectively, representing effective income tax rates of (2.5)% and 22.8%. For the six months ended July 3, 2020 and June 28, 2019, respectively, we recorded income tax expense of $2.1 million and $4.0 million, respectively, representing effective income tax rates of 17.6% and 21.4%, respectively.
        The difference in the tax rates between the two periods is due to the resolution of a foreign tax matter in the current quarter.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
        We have generated operating cash flow sufficient to fund our working capital, capital expenditures, and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, our credit facilities and access to capital markets. When necessary, we will utilize our revolving credit facility to satisfy short-term working capital requirements.
        If our cash flows from operations are less than what we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings or absence of a credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or that such financing will be available at all.
        To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. To meet current and potential short-term working capital requirements and strengthen the Company's cash position in response to COVID-19 uncertainties, Vectrus drew $115 million from its revolving credit facility during the first quarter of 2020. This amount was repaid in full during the second quarter of 2020. Vectrus had net debt of $35.2 million as of December 31, 2019 and $4.8 million as of July 3, 2020.
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
        The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $12.3 million of our total $62.7 million in cash at July 3, 2020 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
        In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was amended as of April 19, 2016, to modify certain financial and negative covenants (as so amended, the Credit Agreement). On November 15, 2017, we and VSC entered into an Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent, which provides for the amendment and restatement of the Credit Agreement. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. There were no outstanding borrowings under the Amended Revolver at July 3, 2020. At July 3, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, which reduced our borrowing availability under the Amended Revolver to $117.6 million.
Dividends
        We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and the amount of any such dividends, if declared, will depend upon our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of our Board of Directors. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.
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
        The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 67 and 66 days as of July 3, 2020 and December 31, 2019, respectively.
        The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019
Operating activities	$34,406	$15,450
Investing activities	(2,246)	(11,739)
Financing activities	(4,814)	699
Foreign exchange[1]	55	(226)
Net change in cash	$27,401	$4,184
[1] Impact on cash balances due to changes in foreign exchange rates.
        Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities for the six months ended July 3, 2020 consisted of net income of $9.8 million, the favorable impact of non-cash items of $9.6 million and favorable net changes to working capital of $11.7 million, are primarily due to increased collections of accounts receivable, and the timing of payments for accrued compensation and other current liabilities; partially offset by increased payments for accounts payable and prepaid expenses. Favorable net changes in other long-term liabilities and assets contributed an additional $3.3 million to operating cash flows. Tax deferrals related to the CARES Act contributed $13.3 million to our cash flows from operating activities.
        Net cash provided by operating activities during the six months ended June 28, 2019 consisted of net income of $14.7 million, increased by non-cash items of $7.0 million and offset by unfavorable net changes working capital changes of $1.9 million primarily due to the timing of cash payments as reflected in an increase in other assets. Unfavorable net changes in other long-term assets and liabilities contributed an additional $4.3 million to operating cash outflows.
        Net cash used in investing activities for the six months ended July 3, 2020 consisted of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations. Net cash used in investing activities during the six months ended June 28, 2019 consisted of capital expenditures for the purchase of intangible assets, software and hardware, leasehold improvements, and vehicles and equipment related to ongoing operations.
        Net cash used in financing activities during the six months ended July 3, 2020 consisted of repayments of long-term debt of $3.0 million and payments related to employee withholding taxes on share-based compensation of $1.9 million. This was partially offset by $0.1 million received from the exercise of stock options. During the six months ended July 3, 2020, we borrowed and repaid $144.0 million on the Amended Revolver.

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
Capital Resources
        At July 3, 2020, we held cash of $62.7 million, which included $12.3 million held by foreign subsidiaries, and had $117.6 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at July 3, 2020, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
        During the six months ended July 3, 2020, we paid $3.0 million in quarterly installment payments on the Amended Term Loan. See Note 11, "Leases" for additional contractual obligation information.
Off-Balance Sheet Arrangements
        We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of June 3, 2020, there were no outstanding borrowings under the Amended Revolver and two letters of credit outstanding in the aggregate amount of $2.4 million. Both reduced our borrowing availability to $117.6 million under the Amended Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
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
        We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the impact of COVID-19 on the global economy; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. Government; protests of new awards; our acquisition of Advantor and its integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. Government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors contained below under Part II, Item 1A, “Risk Factors,” and described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at July 3, 2020.
Interest Rate Risk
        Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.2 million change in our annual cash interest expenses, net of interest rate swaps in place as of July 3, 2020 to hedge a portion of this risk
         Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
        As of July 3, 2020, the notional value of our interest rate swap agreements totaled $50.7 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 10, "Derivative Instruments" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
        The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of July 3, 2020, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $7.5 million. The net fair value of these contracts at July 3, 2020 was a liability of $0.1 million.
        We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of July 3, 2020, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
        The Company's management, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
        On July 8, 2019, we completed our acquisition of Advantor. We are in the process of integrating Advantor’s financial reporting processes and procedures and internal control over financial reporting into our financial reporting processes, procedures and internal controls. In the course of integrating Advantor’s financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal control over financial reporting and will disclose any such changes, if material, as required by the rules of the SEC. Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the acquired business within one year of the date of the acquisition. As permitted by the SEC, we have excluded Advantor from our assessment of and conclusion on the effectiveness of the Company's internal control over financial reporting.
        There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
        From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
        As a result of final indirect rate negotiations between the U.S. Government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent regarding the negotiated adjustments from 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. Government provided us with the Contracting Officers Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). Since October 2019, the ASBCA has granted Vectrus’ and the U.S. Government’s joint requests to stay proceedings in the appeal, most recently through November 30, 2020, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. In June 2020, the U.S. Government provided us with the COFD for 2013 related to Former Parent costs. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S governments decision in this matter.
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
        The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption in the global financial markets. The outbreak had an adverse impact on our operating results and our business in the first half of 2020. However, the extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected time-frame, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted. Further, if significant portions of our workforce are unable to continue to work effectively because of illness, quarantine, government actions, facility closures, travel restrictions, disruptions related to increased teleworking policies, social distancing or other restrictions related to COVID-19, our operations, efficiency and effectiveness may be impacted in the future.
        While certain measures have been instituted by the U.S. Government and local governments to address the effects of the COVID-19 pandemic, it is uncertain whether such measures will be helpful. For example, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), was enacted in response to the COVID-19 pandemic. The CARES Act contains certain relief provisions to address increased costs incurred by government contractors in the performance of their contracts during the COVID-19 pandemic. However, the full practical application of the CARES Act is still unknown, and any cost increases related to COVID-19 may not be fully recoverable under our contracts or the CARES Act or adequately covered by insurance.
        It is also possible that the continued spread of COVID-19 could continue to delay or limit the ability of the U.S. Government and other customers to perform on its contractual obligations, including making timely payments to us. Essentially all of our revenue is derived from services ultimately sold to the U.S. Government, and we cannot predict the effect COVID-19 may have on our customers’ spending and mission priorities. The COVID-19 pandemic could delay the announcement of new contract awards and/or the timing of start-up or transition of our major contracts, including, but not limited to, LOGCAP V. Any prolonged interruptions in payment or transition activities on our large contracts may disrupt our cash flows, and these uncertainties could adversely affect both our operations and financial position.
        In March 2020, in response to the COVID-19 pandemic, we instituted a maximum telework policy wherever possible and eliminated all non-essential travel to protect the health and safety of our employees. The effects on our long-term operations as a result of a significant portion of our workforce working remotely for a prolonged period are unknown. Further, prolonged telework by a large portion of our workforce presents potential cybersecurity and data security risks. In addition, as certain restrictions begin to lift worldwide, employees at many of our project sites and headquarters have begun to return to work in certain circumstances under new social distancing guidelines. We continue to monitor the World Health Organization and Center for Disease Control guidelines, as well as country, state and local guidance, and we have made significant efforts to mitigate the risks associated with returning to work. We also continue to exercise preventative measures to reduce the spread of the virus, but we cannot provide any assurances as to whether such measures will be effective or sufficient. Further, the impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 outbreak or resurgences of COVID-19 infection in affected regions where we operate after they have begun to experience improvement. Any exposures to COVID-19 by our employees could affect our ability to operate effectively.
        We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address this global pandemic. We continuously assess any possible implications on our business and customers to mitigate adverse consequences. Due to the many uncertainties and the rapidly changing business environment, the impacts from the COVID-19 pandemic may have a material adverse effect on our business, financial position, results of operations and/or cash flows in the future. The ongoing pandemic may also have the effect of heightening many of the other risks identified under the caption "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.
ITEM 4. MINE SAFETY DISCLOSURES
        None.
ITEM 5. OTHER INFORMATION
        None.
ITEM 6. EXHIBITS

3.1	Amended and Restated By-Laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on April 8, 2020) +
10.1	Amendment and Restatement of the Vectrus, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 13, 2020) +
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1
Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

32.2
Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. +

101	The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: August 11, 2020