Form 10-Q
period 2020-10-02
Vectrus, Inc.
filed 2020-11-10
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
or
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
As of November 6, 2020, there were 11,624,568 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$352,415	$359,873	$1,040,212	$1,017,368
Cost of revenue	320,234	327,523	951,743	923,671
Selling, general, and administrative expenses	17,344	19,934	58,718	59,697
Operating income	14,837	12,416	29,751	34,000
Interest expense, net	(939)	(1,907)	(3,988)	(4,811)
Income from operations before income taxes	13,898	10,509	25,763	29,189
Income tax expense	3,507	2,668	5,593	6,657
Net income	$10,391	$7,841	$20,170	$22,532

Earnings per share
Basic	$0.89	$0.68	$1.74	$1.97
Diluted	$0.88	$0.67	$1.72	$1.95
Weighted average common shares outstanding - basic	11,621	11,506	11,590	11,420
Weighted average common shares outstanding - diluted	11,751	11,678	11,743	11,566
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(In thousands)	2020	2019	2020	2019
Net income	$10,391	$7,841	$20,170	$22,532
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swap	290	(194)	(1,035)	(1,570)
Net change in fair value of foreign currency forward contracts	204	(207)	338	(123)
Net (loss) gain reclassified to interest expense	—	(8)	—	43
Tax (expense) benefit	(202)	88	56	357
Net change in derivative instruments	292	(321)	(641)	(1,293)
Foreign currency translation adjustments, net of tax	2,042	(1,526)	2,578	(1,801)
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to Retained Earnings	—	—	—	(259)
Other comprehensive income (loss), net of tax	2,334	(1,847)	1,937	(3,353)
Total comprehensive income	$12,725	$5,994	$22,107	$19,179

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2,	December 31,
(In thousands, except share information)	2020	2019
Assets
Current assets
Cash	$63,734	$35,318
Receivables	268,143	269,144
Other current assets	24,537	16,154
Total current assets	356,414	320,616
Property, plant, and equipment, net	19,256	18,844
Goodwill	262,130	261,983
Intangible assets, net	11,902	14,926
Right-of-use assets	9,970	14,654
Other non-current assets	6,256	5,366
Total non-current assets	309,514	315,773
Total Assets	$665,928	$636,389
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$146,458	$148,015
Compensation and other employee benefits	54,216	53,155
Short-term debt	8,000	6,500
Other accrued liabilities	38,572	37,409
Total current liabilities	247,246	245,079
Long-term debt, net	57,326	63,041
Deferred tax liability	41,734	49,407
Other non-current liabilities	35,817	19,997
Total non-current liabilities	134,877	132,445
Total liabilities	382,123	377,524
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,621,709 and 11,523,691 shares issued and outstanding as of October 2, 2020 and December 31, 2019, respectively	116	115
Additional paid in capital	81,589	78,757
Retained earnings	205,245	185,075
Accumulated other comprehensive loss	(3,145)	(5,082)
Total shareholders' equity	283,805	258,865
Total Liabilities and Shareholders' Equity	$665,928	$636,389
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 2,	September 27,
(In thousands)	2020	2019
Operating activities
Net income	$20,170	$22,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,001	2,395
Amortization of intangible assets	3,031	2,103
Loss on disposal of property, plant, and equipment	63	2
Stock-based compensation	6,499	5,952
Amortization of debt issuance costs	286	301
Changes in assets and liabilities:
Receivables	3,584	(7,540)
Other assets	(8,826)	(5,820)
Accounts payable	(1,988)	(14,458)
Deferred taxes	(7,575)	(4,670)
Compensation and other employee benefits	813	17,863
Other liabilities	18,597	9,788
Net cash provided by operating activities	37,655	28,448
Investing activities
Purchases of capital assets and intangibles	(3,348)	(14,440)
Proceeds from the disposition of assets	—	5,400
Acquisition of business, net of cash acquired	—	(43,963)
Net cash (used in) investing activities	(3,348)	(53,003)
Financing activities
Repayments of long-term debt	(4,500)	(2,000)
Proceeds from revolver	151,000	226,000
Repayments of revolver	(151,000)	(226,000)
Proceeds from exercise of stock options	59	3,467
Payments of employee withholding taxes on share-based compensation	(1,918)	(768)
Net cash (used in) provided by financing activities	(6,359)	699
Exchange rate effect on cash	468	(1,239)
Net change in cash	28,416	(25,095)
Cash-beginning of year	35,318	66,145
Cash-end of period	$63,734	$41,050

Supplemental disclosure of cash flow information:
Interest paid	$3,030	$4,363
Income taxes paid	$12,570	$5,076
Non-cash investing activities:
Purchase of capital assets on account	$373	$394
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2018	11,267	$113	$71,729	$151,640	$(3,158)	$220,324
Net income				7,074		7,074
Cumulative effects of adoption of ASU 2018-02 reclassification of certain tax effects from AOCI				259	(259)	—
Foreign currency translation adjustments					(823)	(823)
Unrealized loss on cash flow hedge					(360)	(360)
Employee stock awards and stock options	85	1	601			602
Taxes withheld on restricted stock unit compensation awards			(683)			(683)
Stock-based compensation			1,117			1,117
Balance at March 29, 2019	11,352	$114	$72,764	$158,973	$(4,600)	$227,251
Net income				7,617		7,617
Foreign currency translation adjustments					547	547
Unrealized loss on cash flow hedge					(611)	(611)
Employee stock awards and stock options	154	1	2,864			2,865
Taxes withheld on restricted stock unit compensation awards			(85)			(85)
Stock-based compensation			1,099			1,099
Balance at June 28, 2019	11,506	$115	$76,642	$166,590	$(4,664)	$238,683
Net income				7,841		7,841
Foreign currency translation adjustments					(1,526)	(1,526)
Unrealized loss on cash flow hedge					(321)	(321)
Stock-based compensation			1,124			1,124
Balance at September 27, 2019	11,506	$115	$77,766	$174,431	$(6,511)	$245,801

Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income				8,668		8,668
Foreign currency translation adjustments					(1,934)	(1,934)
Unrealized loss on cash flow hedge					(1,290)	(1,290)
Employee stock awards and stock options	64	1	—			1
Taxes withheld on stock compensation awards			(1,787)			(1,787)
Stock-based compensation			1,720			1,720
Balance at April 3, 2020	11,588	$116	$78,690	$193,743	$(8,306)	$264,243
Net income				1,111		1,111
Foreign currency translation adjustments					2,470	2,470
Unrealized gain on cash flow hedge					357	357

Employee stock awards and stock options	32	—	58			58
Taxes withheld on restricted stock unit compensation awards			(86)			(86)
Stock-based compensation			1,282			1,282
Balance at July 3, 2020	11,620	$116	$79,944	$194,854	$(5,479)	$269,435
Net income				10,391		10,391
Foreign currency translation adjustments					2,042	2,042
Unrealized gain on cash flow hedge					292	292
Employee stock awards and stock options	2	—	—			—
Conversion of liability-based stock compensation awards to equity-based stock compensation awards			405			405
Taxes withheld on restricted stock unit compensation awards			(44)			(44)
Stock-based compensation			1,284			1,284
Balance at October 2, 2020	11,622	$116	$81,589	$205,245	$(3,145)	$283,805

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
    Vectrus, Inc. is a leading provider of services to the United States Government (U.S. Government) worldwide. The Company operates as one segment and provides the following services and offerings: facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital technology services.
    Vectrus was incorporated in the State of Indiana on February 4, 2014. On September 27, 2014, Exelis Inc. (Exelis) completed a spin-off (the Spin-off) of Vectrus, and Vectrus became an independent, publicly traded company. Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus) or successor entities.
Basis of Presentation
    Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (October 2, 2020 for the third quarter of 2020 and September 27, 2019 for the third quarter of 2019), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
    Accordingly, the Company is restating the relevant financial statements and related footnotes for all applicable periods for these errors and related tax effect and will correct the respective financial statements as they appear in future filings. Management has evaluated the materiality of these misstatements and concluded they were not material to prior periods, individually or in aggregate.

    The effects of the corrections to each of the individual affected line items in our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended September 27, 2019			Nine Months Ended September 27, 2019
(In thousands, except per share data)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Revenue	$359,854	$19	$359,873	$1,017,371	$(3)	$1,017,368
Cost of revenue	325,537	1,986	327,523	921,685	1,986	923,671
Operating income	14,383	(1,967)	12,416	35,989	(1,989)	34,000
Income from operations before income taxes	12,476	(1,967)	10,509	31,178	(1,989)	29,189
Income tax expense	3,094	(426)	2,668	7,088	(431)	6,657
Net income	$9,382	$(1,541)	$7,841	$24,090	$(1,558)	$22,532

Earnings per share
Basic	$0.82	$(0.14)	$0.68	$2.11	$(0.14)	$1.97
Diluted	$0.80	$(0.13)	$0.67	$2.08	$(0.13)	$1.95

    The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 27, 2019			Nine Months Ended September 27, 2019
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Net income	$9,382	$(1,541)	$7,841	$24,090	$(1,558)	$22,532
Total comprehensive income	$7,535	$(1,541)	$5,994	$20,737	$(1,558)	$19,179

    The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Balance Sheet were as follows:

	December 31, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Receivables	$269,239	$(95)	$269,144
Total current assets	320,711	(95)	320,616
Total Assets	636,484	(95)	636,389
Other accrued liabilities	34,587	2,822	37,409
Total current liabilities	242,257	2,822	245,079
Deferred tax liability	49,808	(401)	49,407
Total non-current liabilities	132,846	(401)	132,445
Total Liabilities	375,103	2,421	377,524
Retained earnings	187,591	(2,516)	185,075
Total shareholders' equity	261,381	(2,516)	258,865
Total Liabilities and Shareholders' Equity	$636,484	$(95)	$636,389

    The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Cash Flows were as follows:

	Nine Months Ended September 27, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Net income	$24,090	$(1,558)	$22,532
Changes in receivables	(7,521)	(19)	(7,540)
Changes in deferred taxes	(4,240)	(430)	(4,670)
Changes in other liabilities	7,781	2,007	9,788
Net cash provided in operating activities	$28,448	$—	$28,448
    The effects of the corrections to each of the individual affected line items on our Condensed Consolidated Statements of Changes in Shareholders' Equity were as follows:

	Retained Earnings			Total Shareholders' Equity
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Balance at December 31, 2018	$152,616	$(976)	$151,640	$221,300	$(976)	$220,324
Net income	7,091	(17)	7,074	7,091	(17)	7,074
Balance at March 29, 2019	159,966	(993)	158,973	228,244	(993)	227,251
Net income	7,617	—	7,617	7,617	—	7,617
Balance at June 28, 2019	167,583	(993)	166,590	239,676	(993)	238,683
Net income	9,382	(1,541)	7,841	9,382	(1,541)	7,841
Balance at September 27, 2019	$176,965	$(2,534)	$174,431	$248,335	$(2,534)	$245,801
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
    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). The objective of ASU 2016-13 is to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. We adopted the standard on January 1, 2020. The adoption of the standard did not have a material impact on our financial statements.
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

    Remaining performance obligations increased by $306.4 million as of October 2, 2020 as compared to December 31, 2019. We expect to recognize approximately 30% of the remaining performance obligations as of October 2, 2020 as revenue in 2020, and the remaining 70% during 2021. Remaining performance obligations as of October 2, 2020 and December 31, 2019 are presented in the following table:

	October 2,	December 31,
(In thousands)	2020	2019
Performance Obligations	$1,155,742	$849,389
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
    The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three and nine months ended October 2, 2020 were favorable to operating income by less than $0.1 million and unfavorable to operating income by $3.8 million, respectively. For the three and nine months ended September 27, 2019, the net favorable adjustments to operating income were $0.7 million and $1.5 million, respectively.
    For the three and nine months ended October 2, 2020 the cumulative catch-up adjustments to operating income decreased revenue by $1.1 million and $0.5 million, respectively. For the three and nine months ended September 27, 2019, the cumulative catch-up adjustments to operating income increased revenue by $4.0 million and $4.2 million, respectively.
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
    The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three and nine months ended October 2, 2020 and September 27, 2019 is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Cost-plus and cost-reimbursable ¹	$249,484	$272,810	(8.6)%	$748,543	$781,024	(4.2)%
Firm-fixed-price	102,931	87,063	18.2%	291,669	236,344	23.4%
Total revenue	$352,415	$359,873		$1,040,212	$1,017,368

¹ Includes time and material contracts

    Revenue by geographic region in which the contract is performed for the three and nine months ended October 2, 2020 and September 27, 2019 is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Middle East	$224,934	$244,142	(7.9)%	$679,633	$695,626	(2.3)%
United States	89,400	77,228	15.8%	254,640	219,512	16.0%
Europe	38,081	38,503	(1.1)%	105,939	102,230	3.6%
Total revenue	$352,415	$359,873		$1,040,212	$1,017,368

    Revenue by contract relationship for the three and nine months ended October 2, 2020 and September 27, 2019 is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 27,	%	October 2,	September 27,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Prime contractor	$332,564	$334,402	(0.5)%	$980,301	$954,191	2.7%
Subcontractor	19,851	25,471	(22.1)%	59,911	63,177	(5.2)%
Total revenue	$352,415	$359,873		$1,040,212	$1,017,368

    Revenue by customer for the three and nine months ended October 2, 2020 and September 27, 2019 is as follows:

	Three Months Ended			Nine Months Ended
	October 2.	September 27,	%	October 2.	September 27,	%
(In thousands)	2020	2019	Change	2020	2019	Change
Army	$236,267	$245,817	(3.9)%	$711,173	$698,377	1.8%
Air Force	79,425	86,576	(8.3)%	231,088	227,100	1.8%
Navy	18,785	13,344	40.8%	48,564	45,227	7.4%
Other	17,938	14,136	26.9%	49,387	46,664	5.8%
Total revenue	$352,415	$359,873		$1,040,212	$1,017,368
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
    As of October 2, 2020 and December 31, 2019, we had contract assets of $199.3 million and $186.4 million, respectively. Refer to Note 8, "Receivables" for additional information regarding the composition of our receivable balances. As of both October 2, 2020 and December 31, 2019, our contract liabilities were insignificant.

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
    For the quarters ended October 2, 2020 and September 27, 2019, we recorded an income tax provision of $3.5 million and $2.7 million, respectively, representing effective income tax rates of 25.2% and 25.4%. For the nine months ended October 2, 2020 and September 27, 2019, we recorded income tax provisions of $5.6 million and $6.7 million, representing effective income tax rates of 21.7% and 22.8%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
Uncertain Tax Provisions
    As of October 2, 2020, and December 31, 2019, unrecognized tax benefits from uncertain tax positions were $12.5 million and $7.9 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction.
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
    We completed purchase accounting for the acquisition as of July 3, 2020 with no material adjustments. The Company recognized two intangible assets related to customer contracts (backlog) and the Advantor trade name arising from the acquisition. The fair value of the customer contracts was $7.2 million, and the fair value of the Advantor trade name was $1.1 million with amortization periods of 5.0 years and 4.5 years, respectively. As of October 2, 2020, the remaining weighted-average amortization period for these intangible assets was 3.7 years. The Company recorded amortization expense of $1.3 million during the first nine months of 2020. The amortization expense is included in cost of revenue in our Condensed Consolidated Statements of Income.
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
    Advantor's operating results have been included in our reported results since the date of acquisition.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
    As of October 2, 2020 and December 31, 2019 the carrying amount of goodwill was $262.1 million and $262.0 million, respectively. The $0.1 million increase during the first nine months of 2020 is due to a final adjustment to the Advantor purchase price allocation.
    The Company tests goodwill for impairment as of the beginning of the fourth quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the COVID-19 pandemic and the negative effect on the U.S. and global economy, the Company completed a qualitative assessment to evaluate whether or not it is more likely than not that the fair value of goodwill is less than its carrying amount. Based on our assessment of the totality of events and circumstances as of October 2, 2020, including the estimated impact of the COVID-19 pandemic on our business forecast and the Company's market capitalization, we determined that it is not more likely than not that the fair value of our reporting unit is below its carrying amount.
    Identifiable intangible assets consist of the following:

	October 2, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$11,600	$(6,053)	$5,547	$11,600	$(4,300)	$7,300
Customer contracts	7,200	(1,773)	5,427	7,200	(692)	6,508
Trade names and other	1,243	(315)	928	1,236	(118)	1,118
Balance	$20,043	$(8,141)	$11,902	$20,036	$(5,110)	$14,926
     Identifiable intangible asset amortization expense was $1.0 million and $3.0 million for the three and nine months ended October 2, 2020, respectively. Intangible amortization expense for the three and nine months ended September 27, 2019 was $0.8 million and $2.1 million, respectively. As of October 2, 2020, the remaining average intangible asset amortization period was 3.6 years.
    The estimated amortization expense for the next five years is as follows (in thousands):

Period	Amortization
2020 (excluding the nine months ended October 2, 2020)	$998
2021	$4,029
2022	$2,501
2023	$2,404
2024	$1,297
After 2024	$673

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

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$10,391	$7,841	$20,170	$22,532

Weighted average common shares outstanding	11,621	11,506	11,590	11,420
Add: Dilutive impact of stock options	34	37	38	45
Add: Dilutive impact of restricted stock units	96	135	115	101
Diluted weighted average common shares outstanding	11,751	11,678	11,743	11,566

Earnings per share
Basic	$0.89	$0.68	$1.74	$1.97
Diluted	$0.88	$0.67	$1.72	$1.95

    The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(In thousands)	2020	2019	2020	2019
Anti-dilutive stock options	—	—	—	1
Anti-dilutive restricted stock units	3	—	2	3
Total	3	—	2	4
NOTE 8
RECEIVABLES
    Receivables were comprised of the following:

(In thousands)	October 2, 2020	December 31, 2019
Billed receivables	$59,445	$71,068
Unbilled receivables (contract assets)	199,301	186,365
Other	9,397	11,711
Total receivables	$268,143	$269,144
    As of October 2, 2020 and December 31, 2019, substantially all billed receivables are due from the U.S. Government, either directly as prime contractor to the U.S. Government or as subcontractor to another prime contractor to the U.S. Government. Because our billed receivables are with the U.S. Government, we do not believe they represent a material credit risk exposure.
    Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We estimate that approximately $6.1 million of our unbilled receivables as of October 2, 2020 may not be collected within the next 12 months. These amounts relate to the timing of the U.S. Government review of indirect rates and contract line item realignments with our customers. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.

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
    Additionally, the Amendment Agreement includes an accordion feature that allows the Company to draw up to an additional $100.0 million, subject to the lender's consent. The Amendment Agreement also permits the Company to borrow up to $75.0 million in unsecured debt as long as the aggregated sum of both the unsecured debt and the accordion does not exceed $100.0 million.
    The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of October 2, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, and no outstanding borrowings under the Amended Revolver resulting in borrowing capacity of $117.6 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.
    The aggregate scheduled maturities of the Amended Term Loan, are as follows:

(In thousands)	Payments due
2020 (excluding the nine months ended October 2, 2020)	$2,000
2021	8,600
2022	55,400
Total	$66,000
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
    In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.25 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of October 2, 2020, we had a ratio of total consolidated indebtedness to EBITDA of 0.99 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 12.60 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of October 2, 2020.
    Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at October 2, 2020 was 2.15%.
    Carrying Value and Fair Value. As of October 2, 2020 and December 31, 2019, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

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
Interest Rate Derivative Instruments
    Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $49.6 million at October 2, 2020, are recorded at fair value.
    The following table summarizes the amount at fair value and location of the derivative instruments in our balance sheet for our interest rate hedges in the Condensed Consolidated Balance Sheets as of October 2, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$1,037
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$1,007
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
    We regularly assess the creditworthiness of the counterparty. As of October 2, 2020, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
    Net interest rate derivative losses of $0.7 million and net interest rate derivative gains of less than $0.1 million were recognized in interest expense, net in our Condensed Consolidated Statements of Income during the first three quarters of 2020 and 2019, respectively. We expect $1.0 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of October 2, 2020 to be recognized in earnings within the next 12 months.
Foreign Currency Derivative Instruments
    The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of October 2, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other current assets	$197
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$44
    The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of December 31, 2019:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$185
    At October 2, 2020, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $9.5 million and expiration dates through September 2021.
    Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of October 2, 2020.
    Net foreign currency derivative losses of $0.2 million and $0.4 million were recognized in selling, general and administrative expenses during the first three quarters of 2020 and 2019, respectively. We expect $0.2 million of existing foreign currency forward contract gains reported in accumulated other comprehensive loss as of October 2, 2020 to be recognized in earnings within the next 12 months.
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
    The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Operating lease expense	$1,349	$3,827	$5,621	$10,890
Variable lease expense	191	196	546	594
Short-term lease expense	14,323	12,436	40,483	35,055
Total lease expense	$15,863	$16,459	$46,650	$46,539
    Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	October 2, 2020	December 31, 2019
Right-of-use assets	$9,970	$14,654

Current lease liabilities (recorded in other accrued liabilities)	$3,449	$5,743
Long-term lease liabilities (recorded in other non-current liabilities)	7,553	9,811
Total operating lease liabilities	$11,002	$15,554
    Additional right-of-use assets of $1.5 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first nine months of 2020.
    The weighted average remaining lease term and discount rate for our operating leases at October 2, 2020 were 5.2 years and 6.3%, respectively.
    Maturities of lease liabilities at October 2, 2020 were as follows:

(In thousands)	Payments due
2020 (excluding the nine months ended October 2, 2020)	$4,014
2021	2,002
2022	1,720
2023	1,483
2024	1,226
2025 and beyond	2,843
Total lease payments	13,288
Less: Imputed interest	(2,286)
Total operating lease liabilities	$11,002

NOTE 12
STOCK-BASED COMPENSATION
    We maintain an equity incentive plan (the 2014 Omnibus Plan) to govern awards granted to Vectrus employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards and other awards. We account for NQOs and stock-settled RSUs as equity-based compensation awards. TSR awards, described below, and cash-settled RSUs are accounted for as liability-based compensation awards and are revalued at the end of each reporting period to reflect changes in fair value.
    Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Compensation costs for equity-based awards	$1,284	$1,124	$4,286	$3,339
Compensation costs for liability-based awards	(196)	798	2,213	2,613
Total compensation costs, pre-tax	$1,088	$1,922	$6,499	$5,952
Future tax benefit	$235	$416	$1,404	$1,288
    As of October 2, 2020, total unrecognized compensation costs related to equity-based awards and liability-based awards were $6.7 million and $3.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.68 years and 1.96 years, respectively.
    The following table provides a summary of the activities for NQOs and RSUs for the nine months ended October 2, 2020:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	77	$23.30	301	$30.30
Granted	—	$—	129	$51.98
Exercised	(3)	$21.43	—	$—
Vested	—	$—	(147)	$30.55
Issued in exchange	—	$—	16	$52.28
Cancelled in exchange	—	$—	(16)	$29.00
Forfeited or expired	—	$—	(18)	$40.67
Outstanding at October 2, 2020	74	$23.37	265	$41.41
    During the nine months ended October 2, 2020, we granted long term incentive awards to employees consisting of 108,490 RSUs with a weighted average grant date fair value per share of $52.76 and to our directors consisting of 20,311 RSUs with a weighted average grant date fair value per share of $47.76.
    On August 11, 2020, our total outstanding 15,839 CRSUs were exchanged for 15,839 RSUs. As of the exchange date, both the CRSUs and RSUs had the same vesting conditions, fair value of $52.28, and unrecognized compensation expense of $0.4 million.
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
Total Shareholder Return Awards
    TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the nine months ended October 2, 2020, we granted TSR awards with an aggregate target TSR value of $3.1 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.

NOTE 13
COMMITMENTS AND CONTINGENCIES
General
    From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. Government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. Government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. Government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $11.6 million and $12.1 million as of October 2, 2020 and December 31, 2019, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including open years subject to audit. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
    As a result of final indirect rate negotiations between the U.S. Government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent regarding the negotiated adjustments from 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. Government provided us with the Contracting Officers Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). Since October 2019, the ASBCA has granted Vectrus’ and the U.S. Government’s joint requests to stay proceedings in the appeal, most recently through January 11, 2021, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. In June 2020, the U.S. Government provided us with the COFD for 2013 related to Former Parent costs. In September 2020, we filed an appeal of this COFD to the ASBCA and sought a deferral of payment. In addition, we filed a motion to consolidate both appeals. The ASBCA granted our motion to consolidate. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S governments decision in this matter.
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
Overview
    Vectrus is a leading provider of global service solutions with a history in the services market that dates back more than 70 years. The company provides facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital technology services primarily to U.S. government customers around the world. Vectrus is differentiated by operational excellence, superior program performance, a history of long-term customer relationships and a strong commitment to its clients’ mission success.
    Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the nine months ended October 2, 2020 and September 27, 2019, we had total revenue of $1,040.2 million and $1,017.4 million, respectively, substantially all of which was derived from U.S. Government customers. For the nine months ended October 2, 2020 and September 27, 2019, we generated approximately 68% and 69% of our total revenue from the U.S. Army, respectively.
Executive Summary
    Our revenue decreased $7.5 million, or 2.1%, for the three months ended October 2, 2020 compared to the three months ended September 27, 2019. The decrease in revenue is due to a temporary decrease in revenue from our existing contracts due to the COVID-19 pandemic. Revenue from our Middle East and European programs decreased by $19.2 million, and $0.4 million, respectively. This was partially offset by an increase in revenue from our U.S. programs of $12.1 million.
    Operating income for the three months ended October 2, 2020, was $14.8 million, an increase of $2.4 million, or 19.5%, compared to the three months ended September 27, 2019. This increase was due to an increase of $3.5 million from our European programs and $3.1 million from our U.S. programs, partially offset by a decrease of $4.2 million from our Middle East programs.
    During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative catch-up adjustments due to aggregate changes in contract estimates increased operating income by less than $0.1 million and $0.7 million for the three months ended October 2, 2020 and September 27, 2019, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
    Further details related to our financial results for the three and nine months ended October 2, 2020, compared to the three and nine months ended September 27, 2019, are contained in the "Discussion of Financial Results" section.
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
    Vectrus is one of four award recipients of the basic IDIQ contract and received the following task orders: INDOPACOM Setting the Theater Task Order and associated Performance Task Order; and CENTCOM Setting the Theater Task Order and associated Performance Task Order. Each task order has its own period of performance. Four of the LOGCAP V offerors filed protests of the awards with the U.S. Government Accountability Office (GAO) and, after the GAO denied two of the protests, those four offerors filed protests at the U.S. Court of Federal Claims (the Court of Federal Claims). As of March 2, 2020, the Court of Federal Claims had dismissed all offerors' protests. Vectrus received a notice to proceed with transition activities related to LOGCAP V on March 3, 2020. One of the protestors filed an appeal with the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit) and all parties have filed their briefs with the court as of November 9, 2020. A second protestor had filed a notice of appeal, but subsequently withdrew its notice. No other protestors filed an appeal, and the deadline for filing such appeal has passed. We continue to monitor the status of the appeal, but the pending appeal has not impacted our transition or performance activities under LOGCAP V.
    Information regarding certain other significant contracts is discussed in "Significant Contracts" below.
COVID-19 Impact
    The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.  We have taken measures to protect the health and safety of our employees, to work with our customers to minimize ultimate potential disruptions, and to support our community in addressing the challenges posed by this global pandemic. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted.
    During the third quarter of 2020, it is estimated that COVID-19 caused a $12.9 million reduction in our revenue and a $0.14 reduction in our diluted earnings per share. For the nine months ended October 2, 2020, the estimated impact was a $37.3 million reduction in revenue and a $0.30 reduction in earnings per share. This impact was primarily due to certain government actions to restrict access to certain bases by Vectrus personnel and delays in supplier deliveries.
    In accordance with the DoD guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. facilities have continued to operate in support of essential products and services required to meet our commitments to the U.S. Government and the U.S. military; however, facility closures or work slowdowns or supply chain disruptions have affected our financial results and projections. In addition, other countries are responding to the pandemic differently which have affected our international operations and the operations of our suppliers and customers. However, any closures to date have not significantly impacted Vectrus' business.
    We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers and to take actions in an effort to mitigate adverse consequences in order to support our customers' mission critical business and national security.
Significant Contracts
    The following table reflects contracts that accounted for more than 10% of our total revenue for the nine months ended October 2, 2020 and September 27, 2019:

	% of Total Revenue
	Nine Months Ended
Contract Name	October 2, 2020	September 27, 2019
Kuwait Base Operations and Security Support Services (K-BOSSS)	33.3%	36.2%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	15.2%	15.8%
    Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
    The K-BOSSS contract currently is exercised through September 28, 2021. K-BOSSS supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019 (see "Recent

Developments" above). The K-BOSSS contract contributed $347 million and $368 million of revenue for the nine months ended October 2, 2020 and September 27, 2019, respectively.
    The OMDAC-SWACA contract is currently exercised through February 28, 2021. The contract provides for enterprise network capabilities and services support of the U.S. Central Command. Work is based in Kuwait with additional locations throughout Southwest Asia. Vectrus has been the incumbent on OMDAC-SWACA since May 2013. The OMDAC-SWACA contract contributed $158 million and $161 million of revenue for the nine months ended October 2, 2020 and September 27, 2019, respectively.
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
    For the nine months ended October 2, 2020, total backlog increased by $991 million. As of October 2, 2020, total backlog (funded and unfunded) was $3.7 billion which is set forth in the following table:

	October 2,	December 31,
(In millions)	2020	2019
Funded backlog	$1,057	$707
Unfunded backlog	2,685	2,044
Total backlog	$3,742	$2,751

    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1,587.6 million during the nine months ended October 2, 2020, which was an increase of $576.0 million compared to the nine months ended September 27, 2019.
Economic Opportunities, Challenges and Risks
    The U.S. Government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for Vectrus and other firms in this market segment. The pace and depth of U.S. Government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins going forward. However, we expect the U.S. Government will continue to place a high priority on national security and will continue to invest in affordable solutions for its facilities, logistics, equipment, operational technology, and communication needs, which aligns with our services and strengths. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth. On February 10, 2020, the President submitted the FY 2021 budget request, which requests $741 billion in discretionary funding for national defense and includes $672 billion in base funding and $69 billion in overseas contingency operations funding. The Government Fiscal Year begins on October 1 and ends on September 30. The FY 2021 budget has not yet been passed by Congress and on September 30, 2020, a continuing resolution (CR) was signed into law, providing funding for federal agencies at FY 2020 spending levels through December 11, 2020. Additionally, under the CR, Section 3610 of the CARES Act, which provides authorization for federal contractors to continue to support government initiatives despite COVID-19 disruption, was also extended through December 11, 2020. If new appropriations are not passed prior to the expiration of the current CR, U.S. Government agencies may be subject to a government shutdown.
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
    Currently, the ongoing COVID-19 pandemic has caused disruptions to national and global economies and a significant impact on societies, governments, markets, businesses and social norms. As an essential business and operator of critical infrastructures primarily for the DoD and the intelligence communities, we have continued to conduct our operations to support client missions while implementing measures to protect the health and safety of our employees. However, the recent COVID-19 or other outbreaks have negatively impacted our business, results of operations and financial condition in the first nine months of 2020. The continued impact to our business is currently unknown due to the uncertainty around the duration of the pandemic and its broader impact on the global economy, our clients, and employees. Potential impacts could arise from our employee’s inability to access our facilities or the facilities of our clients as well as any change in performance or cost on our contracts that might not be fully recoverable. Additionally, travel restrictions and the availability of our employee population could impact our ability to support existing and new contracts.
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
DISCUSSION OF FINANCIAL RESULTS
Operating Income (Expense)
Three months ended October 2, 2020, compared to three months ended September 27, 2019
    Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	October 2, 2020	September 27, 2019	$	%
Revenue	$352,415	$359,873	$(7,458)	(2.1)%
Cost of revenue	320,234	327,523	(7,289)	(2.2)%
% of revenue	90.9%	91.0%
Selling, general, and administrative expenses	17,344	19,934	(2,590)	(13.0)%
% of revenue	4.9%	5.5%
Operating income	14,837	12,416	2,421	19.5%
Operating margin	4.2%	3.5%
Interest expense, net	(939)	(1,907)	(968)	(50.8)%
Income from operations before income taxes	13,898	10,509	3,389	32.2%
% of revenue	3.9%	2.9%
Income tax expense	3,507	2,668	839	31.4%
Effective income tax rate	25.2%	25.4%
Net Income	$10,391	$7,841	$2,550	32.5%
Revenue
    Revenue for the three months ended October 2, 2020 was $352.4 million, a decrease of $7.5 million, or 2.1%, as compared to the three months ended September 27, 2019. The decrease in revenue was attributable to a temporary decrease in revenue from our existing contracts due to the COVID-19 pandemic. Revenue from our Middle East and European programs decreased by $19.2 million, and $0.4 million, respectively. This was partially offset by an increase in revenue from our U.S. programs of $12.1 million.
Cost of Revenue
    Cost of revenue as a percentage of revenue was 90.9% compared to 91.0% for the three months ended October 2, 2020 and September 27, 2019, respectively. The decrease in cost of revenue of $7.3 million, or 2.2%, for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily due to the volume fluctuations described for revenue.

Selling, General, & Administrative (SG&A) Expenses
    For the three months ended October 2, 2020, SG&A expenses of $17.3 million decreased by $2.6 million, or 13.0%, as compared to the three months ended September 27, 2019. The decrease was due primarily to a decrease in business acquisition expense of $0.3 million and a decrease in various miscellaneous expenses of $2.3 million.
Operating Income
    Operating income for the three months ended October 2, 2020 increased by $2.4 million, or 19.5%, as compared to the three months ended September 27, 2019. This increase was primarily due to increased operating income of $3.5 million and $3.1 million for our European and U.S programs, respectively, partially offset by a $4.2 million decrease in operating income from our Middle East programs.
    Operating income as a percentage of revenue was 4.2% for the three months ended October 2, 2020, compared to 3.5% for the three months ended September 27, 2019.
    Aggregate cumulative catch-up adjustments increased operating income by less than $0.1 million and $0.7 million for the three months ended October 2, 2020 and September 27, 2019, respectively. The aggregate cumulative catch-up adjustments for the three months ended October 2, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs (ODCs) offset be a contract closeout adjustment. The aggregate cumulative catch-up adjustments for the three months ended September 27, 2019 related to higher margins associated with operational efficiencies related to labor and management of contract staffing and contract close-out activities.
Nine months ended October 2, 2020, compared to nine months ended September 27, 2019
    Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
(In thousands, except for percentages)	October 2, 2020	September 27, 2019	$	%
Revenue	$1,040,212	$1,017,368	$22,844	2.2%
Cost of revenue	951,743	923,671	28,072	3.0%
% of revenue	91.5%	90.8%
Selling, general, and administrative expenses	58,718	59,697	(979)	(1.6)%
% of revenue	5.6%	5.9%
Operating income	29,751	34,000	(4,249)	(12.5)%
Operating margin	2.9%	3.3%
Interest expense, net	(3,988)	(4,811)	823	(17.1)%
Income from operations before income taxes	25,763	29,189	(3,426)	(11.7)%
% of revenue	2.5%	2.9%
Income tax expense	5,593	6,657	(1,064)	(16.0)%
Effective income tax rate	21.7%	22.8%
Net Income	$20,170	$22,532	$(2,362)	(10.5)%
Revenue
    Revenue for the nine months ended October 2, 2020 was $1,040.2 million, an increase of $22.8 million, or 2.2%, as compared to the nine months ended September 27, 2019. The increase in revenue was attributable to the expansion of our existing contracts. Revenue increased by $35.1 million from our U.S. programs and $3.7 million from our European programs, partially offset by a decrease of $16.0 million from our Middle East programs.
Cost of Revenue
    Cost of revenue as a percentage of revenue was 91.5% compared to 90.8% for the nine months ended October 2, 2020 and September 27, 2019, respectively. The increase in cost of revenue of $28.1 million, or 3.0%, for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily due to the volume fluctuations described for revenue.
Selling, General, & Administrative (SG&A) Expenses
    For the nine months ended October 2, 2020, SG&A expenses of $58.7 million decreased by $1.0 million, or 1.6%, as compared to the September 27, 2019 due primarily to a decrease in various miscellaneous expenses.

Operating Income
    Operating income for the nine months ended October 2, 2020 decreased by $4.2 million, or 12.5%, as compared to the nine months ended September 27, 2019. This decrease was primarily due to lower operating income of $4.4 million from our Middle East programs and $1.5 million from our European programs, partially offset by an increase to operating income of $1.7 million from our U.S. programs.
    Operating income as a percentage of revenue was 2.9% for the nine months ended October 2, 2020, compared to 3.3% for the nine months ended September 27, 2019.
    Aggregate cumulative catch-up adjustments decreased operating income by $3.8 million and increased operating income $1.5 million for the nine months ended October 2, 2020 and September 27, 2019, respectively. The aggregate cumulative catch-up adjustments for the nine months ended October 2, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs (ODCs). The aggregate cumulative catch-up adjustments for the nine months ended September 27, 2019 related to higher margins associated with operational efficiencies related to labor and management of contract staffing and contract close-out activities.
Non-operating Income (Expense)
Interest (Expense) Income, Net
    Interest (expense) income, net for the three and nine months ended October 2, 2020 and September 27, 2019 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
(In thousands, except for percentages)	October 2, 2020	September 27, 2019	$	%	October 2, 2020	September 27, 2019	$	%
Interest income	$27	$61	$(34)	(55.7)%	$109	$169	$(60)	(35.5)%
Interest expense	(966)	(1,968)	(1,002)	(50.9)%	(4,097)	(4,980)	(883)	(17.7)%
Interest expense, net	$(939)	$(1,907)	$(968)	(50.8)%	$(3,988)	$(4,811)	$(823)	(17.1)%
    Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $0.8 million for the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019 was due to greater use of our revolving credit facility in 2019 to finance short-term working capital requirements and the acquisition of Advantor.
Income Tax Expense
    We recorded income tax expense of $3.5 million and $2.7 million for the three months ended October 2, 2020 and September 27, 2019, respectively, representing effective income tax rates of 25.2% and 25.4%. For the nine months ended October 2, 2020 and September 27, 2019, respectively, we recorded income tax expense of $5.6 million and $6.7 million, respectively, representing effective income tax rates of 21.7% and 22.8%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
    We have generated operating cash flow sufficient to fund our working capital, capital expenditures, and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, our credit facilities, and access to capital markets. When necessary, we will utilize our revolving credit facility to satisfy short-term working capital requirements.
    If our cash flows from operations are less than what we expect, we may need to access the long-term or short-term capital markets. Although we believe that our current financing arrangements will permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. We cannot provide assurance that such financing will be available to us on acceptable terms or that such financing will be available at all.
    To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. To meet current and potential short-term working capital requirements and strengthen the Company's cash position in response to COVID-19 uncertainties, Vectrus drew $115 million from its revolving credit facility during the first quarter of 2020. This amount was repaid in full during the second quarter of 2020. Vectrus had net debt of $35.2 million as of December 31, 2019 and $2.3 million as of October 2, 2020.

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
    The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $17.6 million of our total $63.7 million in cash at October 2, 2020 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
    In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement with a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent. The credit agreement was subsequently amended in November 2017 by the Amendment and Restatement Agreement (the Amendment Agreement) with a group of lenders, including JPMorgan Chase Bank, N.A., as administrative agent. The Amendment Agreement provides for $200.0 million in senior secured financing, consisting of a $80.0 million five-year term loan facility (the Amended Term Loan) and a $120.0 million five-year senior secured revolving credit facility (the Amended Revolver, and together with the Amended Term Loan, the Amended Credit Facilities). There were no outstanding borrowings under the Amended Revolver at October 2, 2020. At October 2, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, which reduced our borrowing availability under the Amended Revolver to $117.6 million.
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
    The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 67 and 66 days as of October 2, 2020 and December 31, 2019, respectively.
    The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Operating activities	$37,655	$28,448
Investing activities	(3,348)	(53,003)
Financing activities	(6,359)	699
Foreign exchange[1]	468	(1,239)
Net change in cash	$28,416	$(25,095)
[1] Impact on cash balances due to changes in foreign exchange rates.
    Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities for the nine months ended October 2, 2020 consisted of net income of $20.2 million, the favorable impact of non-cash items of $12.9 million and favorable net changes in other long-term assets and liabilities of $9.3 million partially offset by an increase in net working capital requirements of $4.7 million. Tax deferrals related to the CARES Act contributed $9.9 million to our cash flows from operating activities
    Net cash provided by operating activities during the nine months ended September 27, 2019 consisted of net income of $22.5 million, increased by non-cash items of $10.7 million and favorable net changes in other long-term assets and liabilities of $2.5 million, offset by unfavorable net changes working capital of $7.3 million.

    Net cash used in investing activities for the nine months ended October 2, 2020 consisted of $3.3 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations. Net cash used in investing activities during the nine months ended September 27, 2019 consisted of $44.0 million for the acquisition of Advantor and $14.4 million of capital expenditures for the purchase of intangible assets, software and hardware, leasehold improvements, and vehicles and equipment related to ongoing operations. During the third quarter of 2019, $5.4 million was received from the seller of a contract acquired by the Company in the first quarter of 2019 due to the inability to have the contract novated to the Company.
    Net cash used in financing activities during the nine months ended October 2, 2020 consisted of repayments of long-term debt of $4.5 million and payments related to employee withholding taxes on share-based compensation of $1.9 million. During the nine months ended October 2, 2020, we borrowed and repaid $151.0 million on the Amended Revolver.
    Net cash provided by financing activities during the nine months ended September 27, 2019 consisted of $3.5 million in cash received from the exercise of stock options offset by repayments of long-term debt of $2.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $0.8 million. During the nine months ended September 27, 2019, we borrowed and repaid a total of $226.0 million from the Amended Revolver to meet short-term working capital requirements.
Capital Resources
    At October 2, 2020, we held cash of $63.7 million, which included $17.6 million held by foreign subsidiaries, and had $117.6 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at October 2, 2020, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
    During the nine months ended October 2, 2020, we paid $4.5 million in quarterly installment payments on the Amended Term Loan. See Note 11, "Leases" for additional contractual obligation information.
Off-Balance Sheet Arrangements
    We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of October 2, 2020, there were no outstanding borrowings under the Amended Revolver and two letters of credit outstanding in the aggregate amount of $2.4 million. Both reduced our borrowing availability to $117.6 million under the Amended Revolver. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
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
    We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment assessments, intangible assets, and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
    We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 on the global economy; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. Government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. Government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors contained below under Part II, Item 1A, “Risk Factors,” and described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at October 2, 2020.
Interest Rate Risk
    Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.2 million change in our annual cash interest expenses, net of interest rate swaps in place as of October 2, 2020 to hedge a portion of this risk
     Assuming our Amended Revolver was fully drawn to a principal amount equal to $120.0 million, each one percentage point change in interest rates would result in a $1.2 million change in our annual cash interest expense.
    As of October 2, 2020, the notional value of our interest rate swap agreements totaled $49.6 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 10, "Derivative Instruments" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
    The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of October 2, 2020, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $9.5 million. The net fair value of these contracts at October 2, 2020 was $0.2 million.

    We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of October 2, 2020, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    The Company's management, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
    On July 8, 2019, we completed our acquisition of Advantor. We have integrated Advantor’s operations with our operations, including integration of financial reporting processes and procedures and internal controls over financial reporting. There were no material changes to our financial reporting processes and procedures and internal controls over financial reporting as a result of this integration.
    There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
    We have updated certain risk factors affecting our business since those presented in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and those in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and July 2, 2020, respectively. Except for the risk factors set forth below, there have been no material changes in our assessment of our risk factors from those set forth in such reports.
We face various risks related to health epidemics, pandemics and similar outbreaks, particularly COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
    The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption in the global financial markets. The outbreak had an adverse impact on our operating results and our business in the first three quarters of 2020. However, the extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected time-frame, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted. Further, if significant portions of our workforce are unable to continue to work effectively because of illness, quarantine, government actions, facility closures, travel restrictions, disruptions related to increased teleworking policies, social distancing or other restrictions related to COVID-19, our operations, efficiency and effectiveness may be impacted in the future.
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
    In March 2020, in response to the COVID-19 pandemic, we instituted a maximum telework policy wherever possible and eliminated all non-essential travel to protect the health and safety of our employees. We will continue to evaluate and extend these policies as necessary to continue to protect our employees. The effects on our long-term operations as a result of a significant portion of our workforce working remotely for a prolonged period are unknown. Further, prolonged telework by a large portion of our workforce presents potential cybersecurity and data security risks. In addition, as certain restrictions begin to lift worldwide, employees at many of our project sites and headquarters have begun to return to work in certain circumstances under new social distancing guidelines. We continue to monitor the World Health Organization and Center for Disease Control guidelines, as well as country, state and local guidance, and we have made significant efforts to mitigate the risks associated with returning to work. We also continue to exercise preventative measures to reduce the spread of the virus, but we cannot provide any assurances as to whether such measures will be effective or sufficient. Further, the impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 outbreak or resurgences of COVID-19 infection in affected regions where we operate after they have begun to experience improvement. Any exposures to COVID-19 by our employees could affect our ability to operate effectively.
    The spread of COVID-19 has caused us to significantly modify our business practices (including limiting employee and contractor presence at our work locations), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers, and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted.

    As the effects of COVID-19 are difficult to predict, we continue to work with our stakeholders to address this global pandemic. We continuously assess any possible implications on our business and customers to mitigate adverse consequences. Due to the many uncertainties and the rapidly changing business environment, the impacts from the COVID-19 pandemic may have a material adverse effect on our business, financial position, results of operations and/or cash flows in the future. The ongoing pandemic may also have the effect of heightening many of the other risks identified under the caption "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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

101	The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: November 10, 2020