Form 10-K
period 2020-12-31
Vectrus, Inc.
filed 2021-03-02
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of July 3, 2020, the last business day of the registrant’s most recently completed second quarter, was $552,792,653.
As of February 26, 2021, there were 11,625,708 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders to be held on May 6, 2021 will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III.

VECTRUS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
Leveraging a history of more than 75 years, Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of global service solutions, including facility and base operations, supply chain and logistics services, information technology mission support, and engineering and digital integration services primarily to the United States (U.S.) government in 206 locations and 27 countries and territories across four continents in both stable and unstable political and economic environments. We operate our business based on three core values of Integrity, Respect and Responsibility. A primary strength of our company is our global footprint and ability to recruit U.S. and international personnel, as well as navigate the logistical, legal, and other challenges of operating in multiple challenging overseas locations. We have a proven history of deploying resources rapidly and with precision to support the success of our customers' missions. Our strategy is to advance our competitive profile and further differentiate Vectrus as an innovator in the converged infrastructure market.
Our primary customer is the U.S. Department of Defense (DoD), with a large concentration in the U.S. Army. For the years ended December 31, 2020, 2019 and 2018, we had total revenue of $1.4 billion, $1.4 billion and $1.3 billion, respectively, substantially all of which was derived from U.S. government customers. We operate as one segment.
We employ approximately 9,200 people and engage approximately 6,000 additional subcontract personnel around the world. The management team has an average of 35 years of experience in the military, defense industry, and a wide range of other U.S. government agencies. Our management team has experience winning contracts, driving premier operating efficiencies, and managing all aspects of the demanding compliance culture required of a U.S. government contractor in a global environment. We are also a leading employer of veterans with more than 42% of our employees with a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer.
Vectrus was incorporated as an Indiana corporation in February 2014. In September 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus. Prior to the Spin-off, we were a subsidiary of Exelis that constituted Exelis' Mission Systems business, which was part of Exelis' Information and Technical Services segment. As a result of the Spin-off, Vectrus became an independent, publicly traded company. References in this Annual Report on Form 10-K to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Subsequent to the spin-off, Exelis was acquired by Harris Corporation in May 2015.
Acquisitions
On December 31, 2020, Vectrus acquired Zenetex, LLC (Zenetex) and Higgins, Hermansen, Banikas, LLC (HHB). Zenetex is a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhanced protection for defense and national security clients globally and HHB delivers intelligence community solutions. The purchase prices of $118.1 million and $15.5 million, respectively, were funded with cash on hand and borrowings under our revolving credit facility.
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
In January 2018, Vectrus acquired SENTEL Corporation, a U.S. government contractor with expertise in logistics and supply chain management, engineering and advanced information technology solutions for spectrum management systems, sensor networks, border and perimeter surveillance systems and other detection systems, and multidisciplinary mission support for various intelligence community clients. The purchase price of $36.9 million was funded with cash on hand and borrowings under our revolving credit facility.
Our Business Strategy
Our goal is to be an innovator and leader in the convergence of our clients' physical and digital infrastructure and supply chains.
We seek to drive growth through the following three strategies: Enhance the Foundation, Expand the Portfolio, and Add More Value. Key components of these strategies, and our progress in executing these strategies, include:
•Enhance the Foundation. We strive to enhance our business by strengthening our methods and approaches to deliver higher value, high-impact services to our clients, while growing in, and around, our strong foundation in our four core capabilities: facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital integration services. One of the components associated with this strategy is the development and execution of growth campaigns to increase our organic revenue generation with both existing and new customers.

In 2020, we continued to advance our U.S. Navy campaign by winning a new eight-year, including options, $210 million firm-fixed-price contract to provide base operations support to the Isa Air Base in Bahrain. Additionally, we were awarded an eight-year, $45 million firm-fixed-price contract to provide base operations support at the Naval Support Facility in Deveselu, Romania. We also further strengthened our foundation by winning a $196 million, five-year recompete contract to continue base operations support services at Naval Station Guantanamo Bay in Cuba. The initial two-year award of this outcome-based contract in late 2018 was an important strategic win that started our Navy facility and base operations growth campaign, which has resulted in more than a half a billion dollars of prime contract wins. Our total U.S. Navy revenue increased 22% in 2020 compared to 2019.
We also made significant progress strengthening our foundation outside of the U.S. Navy by successfully winning the recompete of our second largest contract in the Vectrus portfolio. In December 2020, Vectrus was awarded a five-year $882.5 million contract to continue Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). Vectrus has supported this work since 1995, which includes maintaining security and reliability of the Army’s 24/7 connected networks and operating the Army’s largest cyber center and network footprint across the Middle East.
Finally, in recognition of our rapid response supply chain and logistics capabilities, in early 2020 we won a task order to provide supply-chain-as-a-service capability to procure COVID-19 personal protective equipment for the Army’s Research, Development, Acquisition, and Production program. While small in value, this demonstrates our client’s recognition of Vectrus having the ability to offer an immediate solution for something as urgent and critical as the safety and health of those conducting ongoing national security missions during an emergency.
•Expand the Portfolio. We are focused on creating a higher-value, technology-enabled and differentiated platform by strengthening our Information Technology (IT) competencies and fusing the physical and digital aspects of our clients' facility and logistics missions. We package our capabilities by leveraging our strong foundation in facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital integration services. In addition, we seek to partner with highly innovative third parties. We expect the result will be a more technology-enabled, differentiated, higher value portfolio.
In furtherance of this strategy, in 2020, Vectrus was awarded a position on a “Best in Class” General Services Administration, Multiple Award Contract, indefinite delivery and indefinite quantity (IDIQ) vehicle, known as OASIS. This vehicle provides integrated professional services for all government customers worldwide. This award demonstrates our increased capability to function as a prime contractor in large scale IT as well as our traditional markets. This IDIQ contract allows access to a funding stream that is new to us and affords additional avenues of organic growth.
Our organic and inorganic capability advancement drive a technology-enabled, differentiated portfolio that enables us to compete and win more effectively. In 2020, we were awarded a U.S. Navy contract to provide concepts and develop prototype software to integrate disparate onboard sensor to support signal discovery and integration. Additionally, through an award under an Other Transaction Authority (OTA), we will provide software and engineering to support sensor data integration and visualization of the U.S. investments in chemical, biological, radiological, and nuclear defense equipment to the joint services. We were also awarded a strategically important five-year fixed price IDIQ to provide intrusion detection system supplies, hardware, and services at Edwards Air Force base.
•Add More Value. The convergence of our clients' physical and digital infrastructure and supply chains represents an opportunity to improve the outcomes of our clients' missions while creating a higher value, growth-oriented platform. Our long-term strategy seeks to shape our future and purpose by building our capabilities to offer innovative, integrated solutions to customers. This approach includes creating more predictive, agile and responsive infrastructures and supply chains as well as standardizing, improving, and automating our core operational capabilities to create a differentiated, growth-oriented business.
To accelerate our strategy, Vectrus acquired both Zenetex and HHB in 2020. These acquisitions provide additional capabilities in logistics and supply chain; security; facility engineering, design, and planning; advanced engineering; IT; and international readiness solutions. Additionally, we anticipate these capabilities will expand Vectrus' overall addressable market and content at client installations, facilities, and bases. Vectrus is expected to have increased access to Intelligence Community clients. Finally, we believe the services and capabilities of both acquisitions will allow us to bring design thinking principles to our technology offerings, putting customers in the center of building the technology they use. Not only does this speed the adoption of new technology, but it also improves the quality of the data generated as a result.
In 2020, Vectrus was awarded a prime contract for the Navy Smart Warehouse Prototype 5G Applications. This contract relates to the DoD’s 5G experimentation and testing at five U.S. military test sites. This award is strategically significant for several reasons. First, while we have received other awards for our technology capabilities in the past, this award is a testament to our clients’ migration toward the converged infrastructure market. Second, it represents the largest full-scale 5G test for dual-use applications in the world. Finally, it puts us into an additional competitive arena focused on technological solutions that are now being applied within traditional facility and base operations and IT services. Vectrus will provide industry-leading inventory management, network security, robotic material moving, and environmental sensing capabilities at Naval Base San Diego. This award is the result of our deliberate and strategic investments to expand our capabilities to help our clients move from a traditional way of operating their facilities, supply chains and networks, to a more instrumented and converged approach. We also grew our Engineering and Digital Integration portfolio and our Advantor capabilities were embedded into several opportunities to faster support customers, positioning us to be a leader in the converged market.
In 2020, we derived results from our enterprise wide performance improvement initiative, Enterprise Vectrus which is streamlining, modernizing, and automating our core program and support processes. We have hardened our delivery excellence, including program phase-in; evolving our global talent chain; reinforcing supply chain as a core competency; completing the implementation of our modernized enterprise IT platform; and quickening the pace of technology insertions into our current program base and as standalone offerings. Enterprise Vectrus process improvement, efficiencies, and repeatable performance had a positive impact on our client outcomes and growth in 2020.
Our Service Offerings
We focus on four core service offerings and solutions in support of the U.S. government: facility and base operations, supply chain and logistics services, information technology mission support and engineering and digital integration services. With the commencement of the Logistics Civil Augmentation Program (LOGCAP) V contract, we now offer our services around the globe, including the Asia Pacific region, Europe, the Middle East, and the U.S.
Facility and Base Operations
Our facility and base operations support the U.S. Army, Air Force, Navy, and Marines in both domestic and international environments, geographically ranging from the Asia Pacific region, Europe and the U.S.
Facility and base operations capabilities consist of:
•Facilities Operations and Maintenance: Vectrus maintains facilities worldwide in some of the most austere environments.
•Base Life Support: This service consists of all facets of services associated with the well-being of our military members and their families including food services; morale, welfare, and recreation services; postal operations; housing and lodging management; and travel office support at military installations around the world.
•Facilities Engineering and Management: We provide comprehensive solutions for facility management, assisting in the planning, engineering, design, implementation, and management. Specific services include computer-aided facility management; architectural and interior design; computer-aided design; and building operations for client facilities.
•Airfield Management: These services include flight operations and scheduling; runway maintenance and sweeping; aerospace ground equipment operation and maintenance; and navigation aids operation and maintenance.
•Emergency Services: We provide premier firefighting, ambulance, and medical services in multiple locations.
•Civil Engineering: These services include sustainment of installation facilities and infrastructure and designing, executing and supervising construction projects.
•Public Works: These services include utilities; power production and distribution; roads and grounds maintenance; water treatment; potable water production and distribution; solid waste disposal and recycling; and facilities operations, maintenance and repair, which consist of plumbing, electrical, carpentry, vector control, and heating, ventilation, air conditioning and refrigeration.
•Security: We provide protection services by providing static and mobile security, entry and exit control points, biometric screening, interviewing, security badges, and personal security detachments.
•Transportation Operations: These services include ground transportation of all types; shuttle bus services; movement of personnel and household goods and supplies; support for military unit movements by air, rail and ship; and transportation motor pool operations.

Supply Chain and Logistics Services
We support the U.S. Department of Defense with our supply chain and logistics capabilities around the world.
These include:
•Warehouse Management and Distribution: These services include warehouse management and inventory control for various equipment and commodities including but not limited to vehicles, weapons and ground support equipment to repair parts, packaged petroleum products, clothing and equipment, and medical supplies. We also operate various storage distribution activities including but not limited to supply support activities; weapons storage sites; fuel distribution points; and subsistence storage and distribution points.
•Asset Management and Logistics: We support facilities management and property oversight, with logistics support, training, supply chain and inventory monitoring.
•Equipment Maintenance, Repair and Services: These services include all aspects of maintenance and repair of all equipment from military and commercial wheeled and tracked vehicles to weapons.
•Full Spectrum Aviation Maintenance, Repair and Overhaul (MRO): MRO services cover complete aviation platforms (fixed-wing, rotary-wing, unmanned aircraft vehicles), “backshop” operations, lab systems, and weapon subsystems. Vectrus provides critical depot level maintenance support to ensure flight worthiness and aircraft readiness to various Naval Air Stations.
•Integrated Logistics: These services bring people, skills, knowledge, equipment, tools, and technical data together to establish, execute and maintain logistics policies, processes and procedures. These services include security cooperation/assistance and Foreign Military Sales technical and program support; readiness initiatives that accelerate product delivery, and optimize the reliability of operational and aviation readiness for foreign partners abroad; and full-service logistics and training support to the DoD and foreign nations for the F-18, H-60, C-130, and Harpoon weapons systems.
Information Technology Mission Support
Our information technology mission support capabilities consist of sustainment of communications systems, network security, systems installation, full life cycle management of information technology systems, system-of-systems engineering and software development, and mission support for the U.S. government, including the military services and the intelligence community in multiple areas of operation that include Europe, the Middle East, Asia, the U.S., and at sea.
To support high standards and performance excellence, our company applies the principles of Information Technology Infrastructure Library (ITIL), is certified to the ISO 9001, ISO 20000 and Capability Maturity Model Integration (CMMI) level III standards, and maintains important information assurance, risk management, network protection, project management and design credentials for providing these services.
Our information technology mission support capabilities consist of:
•Communications: These services include complete 24/7/365 communications systems operations and maintenance, including systems administration, network administration, operations and maintenance of technical control facilities, secure and non-secure telephone switch operations, VoIP, multi-media networks, cabling and distribution infrastructure and video information systems. Our support also includes contingency and backup site operations.
•Management and Service Support: These services include full life cycle management and service delivery support functions, including preventative maintenance scheduling, material supply control functions, help desk support, training, electronic repair, logistics trend analysis, configuration control, project support agreements, technical reports, parts lists, site survey reports, systems as-built documentation and computer-aided design and drafting.
•IT Service Management Design and Implementation (including cloud implementations and application migration): We’ve collaborated with more than 25 government clients to plan, design and integrate IT service management solutions that are both practical and maintainable. Vectrus provides solutions to client’s IT enterprise operations, to include data collection and storage, applications virtualization and desktop integration.
•Network and Cybersecurity: These services include network cyber-center operations, information assurance, and data and information management and analysis. Vectrus also provides design, setup, installation, testing, consulting, and monitoring of security operations data centers.
•Systems Installation and Activation: These services include engineering and technical support to identify and define systems requirements, determine capabilities and delineate and define interfaces, protocols, required upgrades, installation/de-installation, testing, integration, modification, documentation, troubleshooting, and training pertaining to information technology and command, control, communications, computer, and intelligence (C4I) systems.
•Mission Support: These services include comprehensive mission support, from intelligence analysis to technical support, for customers across the intelligence and defense communities.
Engineering and Digital Integration
Our engineering and digital integration capabilities deliver technology-enabled services and solutions, including internet of things integration, analytics development, and proprietary hardware, software, and sensor packages that are uniquely designed to complement and integrate with our facility and base operations services. These services seek to quicken the pace of technology insertions into our current program base to improve efficiency and transparency. Our current services include sensor and systems integration, 5G smart warehouse network deployment, advanced engineering for next-generation aircraft, cybersecurity assessment and remediation planning for operational technology, electromagnetic spectrum engineering, energy resiliency and management, and integrated electronic security monitoring systems.
Our Engineering and Digital Integration capabilities consist of:
•Perimeter Security and Intrusion Detection: These services include product development, integration, design, support, maintenance, and upgrades for the Advantor suite. This work focuses primarily on the intelligence and defense communities.
•System-of-Systems Engineering and Software Development: These services include engineering and technology solutions focused on high priority mission challenges for defense and national security customers. They increasingly involve internet of things integration of sensors and sensor data, and focus on speed to act and derive value from the resultant data.
•Advanced Engineering: These services include aerospace engineering, system engineering technical reviews, weapons system integration, multi-layer classified network engineering, systems engineering, simulation engineering, research and development, test and evaluation, integrated training
•Integrated Electronic Security Monitoring Systems: This includes a vertically integrated and accredited C3 networked security technology platform; threat assessment; mission-specific end-to-end / turn-key security systems, integrated security products (proprietary and commercial off-the-shelf (COTS) components), integrated electronic security system design, install, training and sustainment.
•Systematic Integrated Security Protection of Physical Assets, IP and Computer Systems: Using advanced technology, approved processes, and procedures, our highly skilled personnel provide systematic protection of physical assets, intellectual property, and malicious intrusion of computer-stored information.
•Sensor and Visualization Technologies: Vectrus provides enhanced situational awareness by creating cyber-physical systems and by linking sensors, devices, and disparate data sources with analytic and visualization solutions. Vectrus has additional expertise in combining appropriate layers of sensor activity to achieve a customer’s mission outcome, including chemical and biological sensors, radar and others, which improve mission operations.
•Energy Solutions: Vectrus develops, integrates, measures and validates energy solutions to improve the resiliency of infrastructure while reducing cost. These include Vectrus-branded thermal coating, Vectrus- branded water purification, solar lighting, light emitting diode lighting, cybersecurity assessment and remediation planning for operational technology, measurement and validation, and mobile power generation.
•Electromagnetic Interoperability: Vectrus provides a full suite of electromagnetic maneuver engineering support including, electromagnetic environmental effects analysis, electromagnetic spectrum operations, spectrum supportability risk assessment, real time/cognitive spectrum operations, spectrum certification and frequency management.

Customers
We attribute the strength of our relationship with the DoD to our dedication to program performance, global responsiveness and operational excellence, as well as our core values of Integrity, Respect and Responsibility. We treat sales to our U.S. government customers as sales within the U.S. regardless of where the services are performed.
Revenue by U.S. government customer for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Army	$965,558	$958,582	$934,427
Air Force	299,272	306,767	259,511
Navy	68,748	56,236	38,534
Other	61,951	60,940	46,564
Total revenue	$1,395,529	$1,382,525	$1,279,036
Key customer services contracts include the following:
•Kuwait Base Operations and Security Support Services in Kuwait (K-BOSSS). Our largest base operations support services contract supports geographically dispersed primary operating locations within the State of Kuwait, including several camps and a range training complex. K-BOSSS provides critical base operations support and security support services.
•Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). We provide the operations, maintenance and defense of the Army’s communications network across multiple locations in the Middle East and Central Asia.
•Maxwell Air Force Base Operations Support in Montgomery, Alabama (MAXWELL). We operate and maintain the key facilities at the Air University, which provides the full spectrum of Air Force education, from pre-commissioning to the highest levels of professional military education such as the Air War College.
•Thule Air Force Base Operations Support in Greenland (THULE). We provide base operations and maintenance services under extreme weather conditions to the Thule Air Base (AB) in Greenland. The Thule AB is home to the 821st Air Base Group and host to both the Early Warning Radar (EWR) 12th Space Warning Squadron and the Air Force Satellite Control Network Detachment 1 Polar Orbiting Geophysical Observatory (DET1/POGO) 23rd Space Operations Squadron. EWR is one of many worldwide sensors reporting missile warning and space surveillance information to the North American Aerospace Defense command center in Cheyenne Mountain Air Station. DET 1/POGO is one of the 50th Space Wing’s remote satellite stations.
•Operations, Maintenance, and Supply - Europe (OPMAS-E). We provide IT support and services for the 2nd Signal Brigade G-6 mission within the U.S. Army Europe, U.S. European Command and U.S. Africa Command areas of operation.
•Fleet Systems Engineering Team (FSET II). We provide on-site technical and end-to-end systems engineering support for C4I systems for the U.S. Navy. FSET II assures effective operations for all afloat and ashore C4I systems throughout the deployment cycle and provides systems engineering and technical support for rapid introduction of new capabilities into the fleet.
•Fort Bragg Logistics Support Services under the Enhanced Army Global Logistics Enterprise (EAGLE). The Fort Bragg Logistics Readiness Center (LRC) serves as the primary logistics provider for maintenance, supply and services, and transportation support to the installation.
•The Logistics Civil Augmentation Program V (LOGCAP V) IDIQ, is an Army strategic sourcing preferred source for base operations support and sustainment services. LOGCAP V provides each Army Service Component Command Commander a dedicated regional sustainment capability with a 72-hour response time, and scalability and flexibility that aligns with the military operational tempo. LOGCAP V augments theater sustainment, engineering, and base operations support forces with a capability that can rapidly respond to multiple global contingency and non-contingency missions across the entire continuum of military operations. Vectrus is one of four award recipients of the basic IDIQ contract and will support two geographic combatant commands (GCCs), CENTCOM and INDOPACOM. All tasks associated with both CENTCOM and INDOPACOM will be performed by Vectrus for the first five years of LOGCAP V.

Competition
Our competition varies depending on our service offerings. In Facility and Base Operations, our primary competitors are PAE Facilities Management (PAE), AMENTUM, KBR Inc., and Fluor Corporation (Government group). Our principal competitors in Information Technology Mission Support include divisions of Leidos Holdings, Inc., Science Applications International Corporation (SAIC), Peraton, and General Dynamics Technologies Segment. In Engineering and Digital Integration, there are less direct competitors given the current lifecycle stage of this market. There are typically fewer competitors in the overseas market for each of our services capabilities.
The U.S. government has implemented policies designed to protect small businesses and under-represented minority contractors. From time to time, certain U.S. government work in the U.S. has been restricted to small businesses, including Alaska native companies. We participate with these small businesses as a subcontractor for select opportunities. In addition, we rely on our teaming relationships with other prime contractors and subcontractors for large procurements or other opportunities where we believe the combination of services will help us win and perform the contract. Our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
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
Regulatory Environment
The U.S. government markets in which we serve are highly regulated. When working with U.S. agencies and entities, we are subject to laws and regulations relating to the creation, administration and performance of contracts. Among other things, these laws and regulations:
•Require compliance with government standards for contract administration, accounting and management internal control systems;
•Define allowable and unallowable costs and otherwise govern our right to reimbursement under various flexibly priced U.S. government contracts;
•Require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;
•Require us not to compete for, or to divest ourselves of, work if an organizational conflict of interest exists related to such work that cannot be appropriately mitigated; and
•Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 95%, 95% and 94% of our revenue for the three years ended December 31, 2020, 2019, and 2018, respectively. In other contracts, we team with the prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable, time-and-materials or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract.
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
On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically, these costs do not bear fee.
On a time-and-materials type contract, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. For this contract type, we bear the risk that our labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
A firm-fixed-price type contract typically offers higher profit margin potential and a greater level of risk than a cost plus type contract. On a firm-fixed-price type contract, we agree to perform the contractual statement of work for a predetermined contract price. Although a firm-fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Although the overall scope of work required under the contract may not change, profit may be adjusted as experience is gained and as efficiencies are realized or costs are incurred.
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
Contract type	2020	2019	2018
Cost-plus and cost-reimbursable ¹	71%	76%	78%
Firm-fixed-price	29%	24%	22%
Total revenue	100%	100%	100%
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
Human Capital Resources
At December 31, 2020, we employed approximately 9,200 full-time employees, a 2,000 employee increase from December 31, 2019 primarily due to our acquisitions of Zenetex and HHB. We also employed approximately 6,000 subcontract workers, unchanged from 2019 year-end. At December 31, 2020, approximately 24% of our employees were represented under 26 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2021 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. Management also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry.
Diversity, Equity, and Inclusion
Our vision to innovate and lead core capabilities unites the development of internal strategies to equip leaders to manage diversity by maintaining accountability, measuring results, refining approaches, and institutionalizing a culture of inclusion. We are a leading employer of veterans with more than 42% of our employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer,
Our 2020 Diversity, Equity, and Inclusion (D, E & I) Executive Council initiatives align closely with Vectrus’ strategic priorities. The Executive Council is led by our Executive Director of Diversity, Equity, and Inclusion and is co-chaired by two Senior Vice Presidents who report to the Vectrus Chief Executive Officer. Given the national discussion on race and equity, the Executive Council encourages open dialogue, fosters inclusion, and employee engagement through Global Townhalls and D, E & I Leadership Conferences in 2020.
In setting the stage for 2021, we established five Employee Resource Groups (ERGs) to enhance our ability to innovate and grow in a changing multicultural global environment. As the support system within Vectrus, our ERGs have three focus areas to foster awareness, respect, and Inclusion:
•Business Development and Outreach
•Employee engagement and retention and professional development
•Recruitment
Annually, in the first month of the last quarter, ERGs evaluate their performance to goals in each focus area and report these results to the Executive Council. The Executive Council reports annually to the Board of Directors overall diversity distribution for employees and suppliers.
Learning and Development
We continue to emphasize employee development and training and provide a range of development programs and opportunities, skills, and resources needed to have a successful career with Vectrus. Our on-line Vectrus University gives employees access to more than 1,600 virtual courses that address such topics as leadership/management, information technology skills, along with the standard required compliance courses of a Defense contractor. We are committed to identifying and developing the talents of our next generation leaders by providing knowledge to help early-in-career employees develop the skills to move up within the organization, providing a training program to keep our supervisors current on best practices and ensure they focus on the success of their people and encouraging nominations into our programs that consist of additional training and mentoring opportunities.

We have a robust talent and succession planning process and have established a specialized program to support the development of our talent pipeline for critical roles. On a quarterly basis, we conduct a review of succession plans and the individual development plans of our emerging talent. These sessions focus on high potential talent, diverse talent, and the succession for our most critical roles, and are led by our CEO, Chief Human Resource Officer, and Senior Vice Presidents.
Employee Health and Safety
During 2020, in response to the COVID-19 pandemic, we implemented public health and safety protocols including new infectious disease procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention, the World Health Organization and other public health authorities in the countries we operate in. We conducted weekly calls to educate and keep the work force informed on how to deploy the infectious disease response plan at the local level. We provided a continual effort to share an environment of best practices and lessons learned including modified work presence. We modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including most of our workforce working remotely.
As a service provider we continued to have a large employee population that were required to be on site daily. To maintain a healthy workforce, our focus included protect the employee, continue service delivery, and keep the business running. This was done by successfully deploying a Pandemic Plan early in the effort and keeping it current with continual updates and guidance. We continue to monitor the safety of our employees and keep universal precautions in the forefront.
For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, see “Risk Factors” in Item 1A in this Annual Report on Form 10-K.
Ethics and Compliance
All employees must adhere to the Vectrus Code of Conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination, unethical behaviors, and unacceptable conduct. With employees living and working on four continents and in 206 locations, Vectrus requires each employee to complete the Vectrus Code of Conduct training annually.
Combating Trafficking in Persons (CTIP) and Other Country National (OCN) Compliance
Vectrus employs processes and procedures that focus on CTIP compliance and the overall candidate experience for both subcontract and direct hire OCN staffing. Key audit areas are staffing office safety, recruiting process compliance, CTIP awareness notifications and training, candidate document collection procedures and candidate interviews.
Vectrus conducts an extensive and robust vetting of potential subcontractors to identify those who have proven CTIP-compliance and recruiting processes in place. We seek only those companies that will fully protect human rights.
Vectrus personnel conduct inspections and audits of the subcontractors regional recruiting centers following award of a contract. During these inspections, we confirm their employees have been trained in CTIP compliance and that their recruiting processes comply with all local and US government CTIP policies and regulations, as well as personnel countries of original and HN labor laws. Vectrus personnel interview potential candidates about their recruiting experience with our subcontractors and review employment documents for compliance, if available.
Over the life of our contracts, Vectrus Contracts/Subcontracting personnel, with assistance from Task Order Managers, Site Managers, and CTIP Teams (location-specific), monitor our contracted subcontractors to validate they are maintaining compliance with CTIP and all other provisions in their contracts with us.
Once employees have been hired, Vectrus provides program-specific, CTIP, quality, safety, and task-specific training. This training reinforces our commitment to providing safe and anonymous options for reporting suspected CTIP violations.
Vectrus maintains an active CTIP Awareness campaign, at each program location, to reinforce our protection of human rights. This helps empower all employees to confidently report suspected violations without fear of retaliation. Vectrus quickly investigates CTIP violation complaints that, if validated, are reported immediately to our Senior Vice President, General Counsel and Chief Legal Officer and the appropriate USG and program authorities.
We have zero tolerance for CTIP violations. Vectrus rapidly requests corrective actions (CA) be put in place by subcontractors or employees for validated CTIP violations. If CTIP violations warrant, a subcontractors or employee unable to execute or comply with approved CAs will be removed swiftly from the contract and prevented from conducting future business with Vectrus.
Over the life of the contract, Vectrus conducts regularly scheduled audits and inspections of employee housing and transportation, interviews employees hired through our subcontractors, and reviews employment contracts and related documentation to further validate our subcontractor’s compliance with FAR 52.222-50 and both country of origin and HN labor laws.
Information about our Executive Officers
The following table sets forth certain information as of January 31, 2021 regarding our executive officers, including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	61	President and Chief Executive Officer (CEO), Director	Mr. Prow has served as President, CEO and director of the Company since December 2016. Mr. Prow has over thirty years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of DoD and other government customers. From August 2015 through August 2016, he served as President, CPS Professional Services, a service-disabled veteran-owned small business, where he provided management consulting services to U.S. government clients. Previously, Mr. Prow served in multiple roles with IBM Corporation including: (i) from 2014 to 2015 as General Manager, Global Government Industry in connection with IBM’s technology and services competencies, where he had responsibility for global revenues exceeding $9 billion, (ii) from 2012 to 2013 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $4 billion North America consulting services unit, and (iii) from 2007 to 2012 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $2.4 billion U.S. Public Sector business unit. He currently serves on the board of directors for the International Research and Exchange Board (IREX).
Susan D. Lynch	59	Senior Vice President and Chief Financial Officer (CFO)
Ms. Lynch joined Vectrus as Senior Vice President and Chief Financial Officer in August 2019. Prior to joining Vectrus, since April 2016, Ms. Lynch served as Chief Financial Officer and Executive Vice President of Sungard Availability Services Capital Inc., a $1.1 billion private equity backed, global enterprise providing cloud, disaster recovery, managed private and shared hosting and colocation IT services. While at Sungard, Ms. Lynch was responsible for all aspects of financial management for the global business, including tax, treasury, investor relations, controllership, financial planning and analysis, internal audit and controls, procurement and financial shared services. On May 1, 2019, Sungard filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from its “prepackaged” bankruptcy on May 3, 2019. From 2007 to 2015, Ms. Lynch served as Executive Vice President and Chief Financial Officer of Hitachi Vantara (formerly known as Hitachi Data Systems), a division of Hitachi, Ltd. and provider of global data storage infrastructure solutions, software, and professional services. While at Hitachi, she led and managed the internal audit and control, financial reporting and analysis, controllership, procurement and facilities, financial shared services, tax and treasury functions. From 2005 to 2007, Ms. Lynch was VP & CFO for Raytheon Technical Services Company. From 1984 to 2005, Ms. Lynch held various financial leadership positions in 6 locations and two continents of increasing responsibility for Honeywell International, Inc. Her last position with Honeywell was Assistant Corporate Controller, Global Business Services. Ms. Lynch left Honeywell International temporarily and was CFO of Geonex Corporation from 1993 to 1994.

Kevin T. Boyle	51	Senior Vice President, Chief Legal Officer and General Counsel	Mr. Boyle joined Vectrus as Senior Vice President, Chief Legal Officer and General Counsel in October 2018. Prior to joining Vectrus, he served as senior vice president, general counsel and secretary of Vencore Holding Corp, a provider of information solutions, cyber security, engineering and analytics for the U.S. government and intelligence community, from March 2017 until June 2018. He led Vencore through a strategic transaction process, resulting in the merger of Vencore with two other companies to create Perspecta, Inc. Mr. Boyle was senior vice president, general counsel and secretary from January 2014 until January 2016 with Alion Science and Technology Corporation, a global engineering and technology solutions company providing services to federal and international customers. Mr. Boyle also served as senior vice president, general counsel and secretary of MCR LLC, a privately held professional services firm specializing in integrated program management solutions for the Department of Defense, from February 2012 until January 2014. Prior to MCR, he served as senior vice president, general counsel and secretary of Vangent, Inc., a global provider of professional services across the federal government and international markets. Earlier in his career, he held similar senior positions with public and private technology services and product companies, including General Dynamics Information Technology, Anteon International Corporation and InterWorld Corporation.
Francis A. Peloso	51	Senior Vice President and Chief Human Resources Officer
Mr. Peloso has served as Senior Vice President and Chief Human Resources Officer since the Spin-off of Vectrus from Exelis in 2014. Prior to the Spin-off, Mr. Peloso was Vice President and Director, Human Resources of the Mission Systems business division of Exelis. Appointed to this role in November 2010, Mr. Peloso was responsible for all human resources activities and strategies for Mission Systems. Mr. Peloso joined ITT Corporation in 2000 and worked across a variety of business areas, including ITT Corporation's World Headquarters, ITT Mission Systems, ITT Communications Systems, and ITT Electronic Systems. From April 2010 to November 2010, Mr. Peloso served as the West Coast Regional Director for the Electronic Systems Division of ITT Corporation.

Susan L. Deagle	52	Senior Vice President and Chief Growth Officer
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

Kevin A. Leonard	63	Senior Vice President, Contingency Operations
Mr. Leonard has served as Senior Vice President for Contingency Operations of the Company since June 2019. He is responsible for the development and execution of short and long-term strategies aimed at responding to all contingency operations in support of the DoD, DoS and other Federal agencies. From March 2017 to June 2019, Mr. Leonard was Senior Vice President for Army and Expeditionary Programs for Vectrus. From January 2013 to March 2017, Mr. Leonard served as Vice President of contingency operations for Fluor Government Group, a division of Fluor Corporation a multi-national engineering and construction firm. In this role, his responsibilities included the strategic planning and global execution of services supporting commercial clients, the U.S. federal government and select foreign governments. From 2012 to 2013, he served as director of launch operations for Amazon. Mr. Leonard is also a retired U.S. Army Major General with a distinguished 33-year career leading complex transportation and logistics organizations. Most recently, he served as Commander Military Surface Deployment Distribution Command from 2010 to 2012.

David A. Hathaway	54	Senior Vice President, Programs	Mr. Hathaway has served as a Senior Vice President for Programs of the Company since October 2017. He is responsible for the development and execution of short and long-term program strategies designed to create new growth opportunities within and across the Vectrus lines of service. Mr. Hathaway held several senior positions at IBM from 2002 to 2017. From 2015 to 2017, Mr. Hathaway served as a vice president and partner in IBM's Global Business Services and leader of the Defense and Intelligence Industry team. From 2014 to 2015, he led the Public Sector Application Development and Integration service line responsible for custom software development, systems integration and engineering, cloud computing, cybersecurity, and program management. From 2012 to 2014, Mr. Hathaway led IBM Global Business Services in the Canadian public sector market, which included federal, provincial, healthcare, and education. Mr. Hathaway served seven years on active duty in the Air Force as a Communications-Computer Systems Officer. He had multiple assignments focused on information technology acquisition, research and development program management, and communications operations and maintenance.
Corinne Minton-Package	48	Senior Vice President, Operational Technology and Enterprise Vectrus
Ms. Minton-Package has served as a Senior Vice President, Operational Technology and Enterprise at Vectrus since October 2020. She is responsible for leading management initiatives that support efficiency and scale for Vectrus’ enterprise across supply chain, technology and quality, in addition to leading the operational technology service line. Ms. Minton-Package also is responsible for Vectrus’ information technology organization. From 2018-2020, Ms. Minton-Package was Vice President of Operational Technology at Vectrus, responsible for program execution and growth of the portfolio of engineering, perimeter security and intrusion detection, and the internet of things sensor capabilities as in addition to solution and alliances. From 2017-2018, she held the role of Vice President of Solutions and Alliances at Vectrus, responsible for creating partnership that would support our strategy for converged infrastructure. Prior to joining Vectrus, for more than 20 years Ms. Minton-Package held various positions at IBM Global Business Services, and most recently, from 2014-2017, as a partner in the commercial healthcare practice.

Ken Shreves	58	Senior Vice President, Business Development/Capture
Mr. Shreves has served as a Senior Vice President, Business Development/Capture since October 2020. He leads Vectrus’ future business opportunities efforts. From October 2017-2020, Mr. Shreves was Vice President of Business Development/Capture at Vectrus, where he worked with our Senior Vice President, Chief Growth Officer to build and execute Vectrus’ organic growth strategy. Prior to joining Vectrus, from March 2017-October 2017, Mr. Shreves served as Vice President for Business Development at SOSi and held the positions of Vice President for Business Development and Vice President for National Security Solutions for the operational business line at DynCorp from 2015-March 2017. Mr. Shreves’ areas of expertise include organic growth strategies, military logistics, supply chain operations, program management, contingency planning, pricing, and business development and capture.

Available Information
Our principal executive offices are located at 2424 Garden of the Gods Road, Colorado Springs, CO, 80919. Our telephone number is (719) 591-3600 and our website address is www.vectrus.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available on our website as soon as reasonably practicable after electronically filed with the Securities and Exchange Commission (SEC). Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner. The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report. Our reports filed with the SEC also may be found on the SEC's website at www.sec.gov.

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
Aggregate revenue from our two largest contracts amounted to approximately $0.7 billion, or 48.3% of our revenue for the year ended December 31, 2020. As of December 31, 2020, our two largest contracts were the K-BOSSS and the OMDAC-SWACA contracts. The K-BOSSS contract is exercised through September 28, 2021. The K-BOSSS contract was re-competed as a CENTCOM task order under the Logistics Civil Augmentation Program Five (LOGCAP V) contract vehicle, which was awarded on April 12, 2019. Each basic IDIQ contract ordering period is an initial five-year ordering period with options for five additional one-year ordering periods. Vectrus is one of the four award recipients of the basic IDIQ contract and received task orders in the INDOPACOM Setting the Theater Task Order and associated Performance Task Order and the CENTCOM Setting the Theater Task Order and associated Performance Task Order (the LOGCAP V Award). The OMDAC-SWACA contract was re-competed in 2020, and on December 29, 2020, the U.S. Army announced that we were re-awarded this contract. Performance on the newly awarded contract began on March 1, 2021. The new award is an approximately $882.5 million cost-plus-fixed-fee contract with an estimated completion date of December 26, 2025.
The K-BOSSS and OMDAC-SWACA contracts each accounted for more than 10% of our revenue for the year ended December 31, 2020 and the transition from K-BOSSS to LOGCAP V, and the re-compete award of the OMDAC-SWACA contract will continue to have a significant impact on our revenue. Our revenue, results of operations and cash flows are highly dependent on these existing contracts and the continued transition to LOGCAP V. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows. See "Significant Contracts" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
We may not be successful in winning new contracts or recompeting our existing contracts, which could have an adverse impact on our business and prospects.
Our contracts with the federal government are typically awarded through a rigorous competitive bidding process. This competitive bidding process presents a number of risks, including the following:
•We may bid on programs for which the work activities, deliverables, and timelines are vague or for which the solicitation incompletely describes the actual work, which may result in inaccurate pricing assumptions;
•We may incur substantial costs and spend a significant amount of managerial time and effort preparing bids and proposals; and
•We may realize the lost opportunity cost of not bidding on and winning other contracts that we may have pursued otherwise.
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
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursable (including non-fee-bearing costs) and firm-fixed-price. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursable contracts generally have lower profitability than firm-fixed-price contracts. Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. Profitability also may be adversely affected during the start of a new contract due to initial spending necessary to successfully complete phase-in requirements. For example, as we begin the phase-in process for LOGCAP V, we are required to outlay certain amounts of capital to be able to perform under the contract, which amounts we may or may not recoup from the U.S. government. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenue derived from firm-fixed-price contracts represented approximately 29% of our total revenue for the year ended December 31, 2020. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result in reduced profits or in losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs through requests for equitable adjustments (“REA’s”) or claims to the Armed Services Board of Contracting Appeals (“ASBCA”), and we have made assumptions on what we expect to recover in our financial statements, but we may not be able to negotiate full recovery for these costs. In addition, pursuit of these REAs and claims can require significant time and incur additional costs, including legal fees and expenses, and there is no guarantee that such actions would ultimately be successful.
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
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. COVID-19 has negatively affected, and continues to impact, the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption in the global financial markets. The outbreak had an adverse impact on our operating results and our business for the fiscal year ended 2020. However, the extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected time-frame, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, and the development and wide-spread distribution of a vaccine, all of which remain uncertain and cannot be predicted. Further, if significant portions of our workforce are unable to continue to work effectively because of illness, quarantine, government actions, facility closures, travel restrictions, disruptions related to increased teleworking policies, social distancing or other restrictions related to COVID-19, our operations, efficiency and effectiveness may be impacted in the future.
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
As the effects of COVID-19 are difficult to predict, we continue to work with our stakeholders to address this global pandemic. We continuously assess any possible implications on our business and customers to mitigate adverse consequences. Due to the many uncertainties and the rapidly changing business environment, the impacts from the COVID-19 pandemic may have a material adverse effect on our business, financial position, results of operations and/or cash flows in the future. The ongoing pandemic may also have the effect of heightening many of the other risks identified in this Annual Report on Form 10-K for the year ended December 31, 2020.

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
Essentially all of our 2020, 2019, and 2018 revenue was derived from services ultimately sold to the U.S. government, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2020, we generated approximately 69% of our total revenue from the U.S. Army. We expect to continue to derive all or most of our revenue from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these branches and agencies. If our reputation is negatively affected, we lose our ability to conduct business in a foreign country (e.g., loss of business license), we lose a required security clearance, or we are suspended or debarred from contracting with government agencies or any branch of the DoD for any reason, the amount of our business with the U.S. government and other customers could decrease and our future revenue and growth prospects could be adversely affected.
We are subject to legal and regulatory compliance risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 76% of total revenue for the year ended December 31, 2020. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the European Union (EU) General Data Protection Regulation (GDPR). Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, which could have a material adverse effect on us.
Our business operations are also subject to additional risks associated with conducting business internationally, including, without limitation:
•Political instability in foreign countries;
•Terrorist activity by various groups in the areas in which we operate;
•Imposition of inconsistent foreign laws, regulations or policies or changes in or interpretations of such laws, regulations or policies;
•Currency exchange controls, fluctuations of currency and foreign exchange rates, and currency revaluations;
•Conducting business in places where laws, business practices and customs are unfamiliar or unknown; and
•Imposition of limitations on or increases in withholding and other taxes on payments by foreign operations.
Our failure to adapt to or mitigate these risks could affect our ability to conduct our business internationally and adversely affect our financial position, results of operations or cash flows.
Our business could be adversely affected by bid protests.
We may experience additional costs and delays if our competitors protest or challenge awards of contracts to us in competitive bidding. Any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. It can take a significant amount of time to resolve contract protests and, in the interim, the contracting U.S. federal agency may suspend our performance under the contract pending the outcome of the protest. We cannot predict the timing or outcome of protests.

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
Approximately 2,200 of our employees, or approximately 24% of our employee base at December 31, 2020, are unionized. We have 26 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to our customers on a timely basis, which could negatively impact our results of operations and financial condition.
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

We have recently updated or replaced, and continue to update and replace, many of our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the effectiveness of our systems, strengthen cybersecurity requirements and improve the efficiency of our systems. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the Contracting Officer’s Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). Since October 2019, the ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through April 11, 2021, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. In June 2020, the U.S. government provided us with the COFD for 2013 related to Former Parent costs. In September 2020, we filed an appeal of this COFD to the ASBCA and sought a deferral of payment. In addition, we filed a motion to consolidate both appeals. The ASBCA granted our motion to consolidate. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter. While we believe the amount of indemnity required is insignificant, there is no guarantee that we will be successful, and the failure to recover these costs could have a negative impact on financial results.
We may make or enter into acquisitions and other investments that involve numerous risks and uncertainties.
We may selectively pursue strategic acquisitions and other investments, such as our acquisitions of Zenetex and HHB in December 2020. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could affect our operating results for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material liabilities in an acquisition, including liabilities that are unknown as of the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities, and increase our risk of litigation, all of which could harm our business.
Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.
We have operations located in regions of the U.S. and internationally that may be exposed to natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises (including, for example, COVID-19). Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenue from sales to customers, we could experience a material adverse effect on our financial position and results of operations.
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
We may be required to contribute additional funds to meet any present or future underfunded benefit obligations associated with multiemployer pension plans in which we participate.
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to represent workers of various unrelated companies. Certain collective bargaining agreements require us to contribute to their various multiemployer pension plans. For the year ended December 31, 2020, we contributed $3.0 million to multiemployer pension plans. Under the Employee Retirement Income Security Act (ERISA), an employer who contributes to a multiemployer pension plan, absent an applicable exemption or other mitigating circumstance, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption or other mitigating circumstance, we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results.
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
We operate in a highly regulated environment and must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. If any such regulations or procurement requirements change, our costs of complying with them could increase and therefore reduce our margins. Some significant statutes and regulations that affect us include:
•The FAR and department or agency-specific regulations that implement or supplement the FAR, such as the DoD’s DFARS, which regulate the formation, administration and performance of U.S. government contracts;
•The Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
•The Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;
•The Civil False Claims Act, which provides for substantial civil penalties, including claims for treble damages, for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval;
•The Combating Trafficking in Persons (CTIP) Act, which ensures that government contractors and others are fully trained to combat trafficking in persons pursuant to the National Security Presidential Directive (NSPD) 22; and
•The U.S. Government Cost Accounting Standards (CAS), which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.
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
Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment or effectively respond to the impacts of COVID-19 to our workplaces could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or customers and possible exposure to litigation.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, and highly regulated materials. Additionally, the COVID-19 pandemic has introduced additional risks to our worksites, which require additional policies and procedures. Although we have safety procedures in place, if we fail to implement them, or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment, as well as the nature of the environment in which we conduct business, could result in the loss of projects or customers, and could have a material adverse impact on our business, financial condition, and results of operations.
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
RISKS RELATED TO GOVERNMENTAL FINANCIAL CONDITION AND MARKETS
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
Revenue from our contracts is recognized primarily using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress towards completion. This methodology requires estimates of total contract revenue, total costs at completion, and fees earned on the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. This estimation process, particularly due to the nature of the services being performed, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is recognized as additional information becomes known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results. Beginning in 2018, our revenue recognition was impacted by our adoption of a comprehensive new revenue recognition accounting standard. Refer to Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 4, "Revenue" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Our level of indebtedness and our ability to make payments on or service our indebtedness may have a material adverse effect on our business, financial condition or results of operations.
As of December 31, 2020, we had approximately $179.0 million of aggregate debt outstanding, which consists of a term loan and a revolving credit facility (See Note 10, "Debt," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). We also have the ability to incur up to $152.6 million of additional debt under our revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit. There were two letters of credit totaling $2.4 million at December 31, 2020. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to our performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Our term loan and any revolving facility borrowings we may incur have variable rates of interest, which expose us to interest rate risks and to the risk of rising interest rates. As of December 31, 2020, we had approximately $64.0 million outstanding under our floating-rate term loan, $115.0 million outstanding under our floating-rate revolving facility, and the ability to incur up to $152.6 million of additional floating-rate debt under our revolving facility. Although we have hedged a portion of our exposure to interest rate risk under the term loan through an interest rate swap with a notional amount of $48.1 million at December 31, 2020, if interest rates increase in the future, then the interest expense on the variable rate debt could increase materially.
Unanticipated changes in our tax provisions or exposure to additional U.S. and foreign tax liabilities could affect our profitability.
We are subject to various taxes, including but not limited to income, gross receipts and payroll withholding taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision or benefit for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation and enforcement, could result in higher or lower taxes assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting our tax expense and profitability. See Note 13, “Income Taxes,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. Additionally, changes in the geographic mix of our revenue could also impact our tax liabilities and affect our overall tax expense and profitability.
We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth.
As of December 31, 2020, our total backlog was $5.1 billion, which included $843.4 million in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:
•a program schedule could change, or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending or the automatic federal defense spending cuts required by sequestration;
•in the case of funded backlog, the period of performance for the contract has expired; or
•in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options.
Goodwill represents a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.
At December 31, 2020, our goodwill was approximately $339.7 million, which represented approximately 40% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We estimate the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result, the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
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
RISKS RELATED TO OUR SECURITIES
Our stock price may be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general and uncertainty related to major contract awards, such as our LOGCAP V Award. The trading price of our stock varied from a low of $28.90 to a high of $59.24 in 2020. Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 206 locations in 27 countries and territories on four continents. Our contract performance typically occurs on the government customer’s facility. Our significant locations are the corporate headquarters office located at 2424 Garden of the Gods Road, Colorado Springs, Colorado and an operations office located at 2800 Eisenhower Avenue, Alexandria, Virginia. These properties are used by our sole operating segment. Our Colorado Springs and Alexandria offices are leased and have approximately 65,000 and 30,600 square feet, respectively. The leases for our Colorado Springs and Alexandria offices expire in 2028 and 2021, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through September 2014. We have recently been in discussions with our Former Parent regarding the negotiated adjustments for 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the COFD for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the ASBCA. Since October 2019, the ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through April 11, 2021, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. In June 2020, the U.S. government provided us with the COFD for 2013 related to Former Parent costs. In September 2020, we filed an appeal of this COFD to the ASBCA and sought a deferral of payment. In addition, we filed a motion to consolidate both appeals. The ASBCA granted our motion to consolidate. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter. We believe the amount of indemnity required is insignificant.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
See Note 16, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VEC". Our common stock started trading on the NYSE in September 2014. As of February 26, 2021, there were approximately 4,468 stockholders of record and 11.6 million outstanding shares of common stock.
To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K. For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 10, "Debt", in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2020.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return of our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from December 31, 2014 through December 31, 2020 with data points as of December 31 for the years shown. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that $100 had been invested in Vectrus common stock, the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index on December 31, 2014 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
2014
2015
2016
2017
2018
2019
2020
Vectrus, Inc.
Russell 2000 Index
S&P Aerospace & Defense Select Industry Index

ITEM 6. SELECTED FINANCIAL DATA
The statement of income data for each of the three years ended December 31, 2020, 2019, and 2018 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2017 and December 31, 2016 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.
Balance sheet data as of December 31, 2020 and 2019 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Balance sheet data as of December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Results of Operations
Total revenue	$1,395,529	$1,382,525	$1,279,036	$1,114,546	$1,190,257
Gross profit¹	124,154	127,965	114,427	101,707	106,650
Operating income	43,475	49,649	48,055	40,979	42,654
Operating margin	3.1%	3.6%	3.8%	3.7%	3.6%
Net income	$36,951	$33,176	$35,086	$59,342	$22,393
Basic earnings per common share	$3.19	$2.90	$3.13	$5.38	$2.09
Diluted earnings per common share	$3.14	$2.86	$3.08	$5.29	$2.04
Financial Position
Total assets	$843,811	$636,389	$572,243	$495,551	$465,305
Total debt	$179,000	$70,500	$75,000	$79,000	$85,000
¹ Gross profit is calculated as revenue minus cost of revenue
The selected historical consolidated financial data presented above should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. The table above reflects immaterial restatement of prior period balances discussed in Note 1 "Description of Business and Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Our historical financial information may not be indicative of our future results of operations, financial position and cash flows.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 on the global economy; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; our recent acquisitions of HHB and Zenetex and their integration into our business; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel and to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
Vectrus is a leading provider of global service solutions to the U.S. government worldwide. We operate as one segment and offer facility and base operations, supply chain and logistics services, information technology mission support, and engineering and digital integration services.
    Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the years ended December 31, 2020, 2019 and 2018, we had total revenue of $1.4 billion, $1.4 billion and $1.3 billion, respectively, substantially all of which was derived from U.S. government customers. For the years ended December 31, 2020, 2019 and 2018, we generated approximately 69%, 69% and 73%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $13.0 million, or 0.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in revenue was attributable mainly to increases from our U.S. programs of $29.2 million (which includes $20.7 million from our 2019 acquisition of Advantor), and our European programs of $17.0 million partially offset by a $33.2 million decrease in our Middle East programs.
Operating income for the year ended December 31, 2020 was $43.5 million, a decrease of $6.2 million or 12.4%, compared to the year ended December 31, 2019. This decrease was primarily due to decreases of $4.6 million from our Middle East programs, $0.8 million from our U.S. programs, and $0.7 million from our European programs.
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
We recorded an income tax expense of $1.7 million and $10.0 million for the years ended December 31, 2020 and 2019, respectively, which represent effective income tax rates of 4.5% and 23.2%, respectively. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

Further details related to the year ended December 31, 2020, compared to the year ended December 31, 2019, are contained in the Discussion of Financial Results section. Details related to the year ended December 31, 2019, compared to the year ended December 31, 2018 may be found in the Discussion of Financial Results section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, electronically filed with the SEC on EDGAR on March 3, 2020.
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
For the twelve months ended December 31, 2020, it is estimated that COVID-19 caused a $63.1 million reduction in our revenue and a $0.39 reduction in our diluted earnings per share. This impact was primarily due to certain government actions to restrict access to certain bases by Vectrus personnel and delays in supplier deliveries.
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
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for one or more of the years ended December 31, 2020, 2019 and 2018:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2020	2019	2018
K-BOSSS	34.1%	35.8%	40.5%
OMDAC-SWACA	14.2%	15.6%	14.1%
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
The K-BOSSS contract currently is exercised through September 28, 2021. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019. The K-BOSSS contract contributed $475 million and $495 million of revenue for the years ended December 31, 2020 and 2019, respectively.
On December 29, 2020, the US Army announced that Vectrus Systems Corporation (VSC), our wholly-owned subsidiary, was awarded an $882.5 million cost-plus-fixed-fee contract to continue Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). Work will be based in Kuwait with additional locations throughout Southwest Asia. The estimated completion date is December 26, 2025. The OMDAC-SWACA contract contributed $198 million and $216 million of revenue for the years ended December 31, 2020 and 2019, respectively.

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
Total backlog increased by $2.3 billion in the year ended December 31, 2020, which includes an increase of $827.4 million from the acquisitions of Zenetex and HHB. As of December 31, 2020, total backlog (funded and unfunded) was $5.1 billion as set forth in the following table:

	As of December 31,
(In millions)	2020	2019
Funded backlog	$843	$707
Unfunded backlog	4,221	2,044
Total backlog	$5,064	$2,751
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1.8 billion during the year ended December 31, 2020, which was an increase of $536.0 million compared to the year ended December 31, 2019.
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
On February 10, 2020, the Administration submitted the FY 2021 budget, which provides $741 billion in discretionary funding for national defense and includes $672 billion in base funding and $69 billion in overseas contingency operations funding. The approved funding is in accordance with the Bipartisan Budget Act of 2019. On January 1, 2021, the $741 billion National Defense Authorization Act became law.
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
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2020, compared to Year ended December 31, 2019
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2020	2019	$	%
Revenue	$1,395,529	$1,382,525	$13,004	0.9%
Cost of revenue	1,271,375	1,254,560	16,815	1.3%
% of revenue	91.1%	90.7%
Selling, general and administrative	80,679	78,316	2,363	3.0%
% of revenue	5.8%	5.7%
Operating income	43,475	49,649	(6,174)	(12.4)%
Operating margin	3.1%	3.6%
Interest expense, net	(4,793)	(6,470)	1,677	(25.9)%
Income before taxes	38,682	43,179	(4,497)	(10.4)%
% of revenue	2.8%	3.1%
Income tax expense (benefit)	1,731	10,003	(8,272)	(82.7)%
Effective income tax rate	4.5%	23.2%
Net Income	$36,951	$33,176	$3,775	11.4%
Revenue
Our revenue increased by $13.0 million, or 0.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in revenue was attributable mainly to increases from our U.S. programs of $29.2 million (which includes $20.7 million from our 2019 acquisition of Advantor), and our European programs of $17.0 million, partially offset by a decrease from our Middle East programs of $33.2 million.
Cost of Revenue
The increase in cost of revenue of $16.8 million, or 1.3%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to higher revenue as described above and a contract adjustment to one of our European programs.
Selling, General & Administrative (SG&A) Expenses
For the year ended December 31, 2020, SG&A expenses of $80.7 million increased by $2.4 million, or 3.0%, as compared to the year ended December 31, 2019. The increase was due primarily to increased merger and acquisition costs of $2.2 million, partially offset by decreases to other miscellaneous expenses.

Operating Income
Operating income for the year ended December 31, 2020 decreased by $6.2 million, or 12.4%, as compared to the year ended December 31, 2019. This decrease was primarily due to decreases of $4.6 million from our Middle East programs, $0.8 million from our U.S. programs, and $0.7 million from our European programs.
Operating income as a percentage of revenue was 3.1% for the year ended December 31, 2020, compared to 3.6% for the year ended December 31, 2019.
Aggregate cumulative adjustments decreased operating income by $3.7 million and increased operating income by $3.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. The aggregate cumulative adjustments for the year ended December 31, 2020 relate to lower margins associated with contract staffing and increased other direct costs. The aggregate cumulative adjustments for the year ended December 31, 2019 relate to favorable finalization of contract cost recoveries on contracts closed out with customers and higher margins associated with efficient labor cost management on active contracts.
Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,		Change
(In thousands)	2020	2019	$	%
Interest income	$123	$182	$(59)	(32.4)%
Interest expense	(4,916)	(6,652)	(1,736)	(26.1)%
Interest expense, net	$(4,793)	$(6,470)	$(1,677)	(25.9)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense of $1.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due primarily to increased use of our revolving credit facility in 2019 to finance short-term working capital requirements and the acquisition of Advantor.
Income Tax Expense
We recorded income tax expense of $1.7 million and $10.0 million for the years ended December 31, 2020 and 2019, respectively, which represented effective income tax expense rates of 4.5% and 23.2%, for the respective years. The decrease in the effective income tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to the release of the uncertain tax position balance of $7.1 million relating to the Foreign Derived Intangible Income (FDII) Deduction for the years 2018 through 2020.
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
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring on December 24, 2020 and is collectively referred to as the Amended Agreement. The Amended Agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of December 31, 2020.
At December 31, 2020, there were $115.0 million of outstanding borrowings under the Amended Revolver that were used for the December 31, 2020 acquisitions of Zenetex and HHB. At December 31, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, which reduced our borrowing availability to $152.6 million under the Amended Revolver. Vectrus had net debt, which is defined as total debt minus cash, of $112.1 million and $35.2 million as of December 31, 2020 and December 31, 2019, respectively.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 66 as of both December 31, 2020 and 2019.
The following table sets forth net cash provided by operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating activities	$64,081	$27,557	$40,056
Investing activities	(138,025)	(55,825)	(46,847)
Financing activities	105,774	(1,896)	(3,285)
Foreign exchange	1,579	(663)	(1,232)
Net change in cash	$33,409	$(30,827)	$(11,308)

Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges. Net cash provided by operating activities increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Net cash provided by operating activities for the year ended December 31, 2020 consisted of net income of $37.0 million, non-cash items of $17.9 million, favorable net changes in net working capital of $5.8 million, and favorable net changes in other long-term assets of approximately $3.4 million. Tax deferrals related to the CARES Act contributed $13.2 million to our cash flows from operating activities.
Net cash provided by operating activities for the year ended December 31, 2019 consisted of net income of $33.2 million and non-cash items of $15.2 million offset by increases in net working capital of $20.3 million due to the timing of cash collections and payments, as reflected primarily in accounts receivable and accounts payable and increases in other long-term assets of approximately $0.5 million.
Net cash used in investing activities for the year ended December 31, 2020 consisted of $133.6 million for the acquisition of Zenetex and HHB and $4.4 million of net capital expenditures for the purchase of computer hardware and software, and equipment. Net cash used in investing activities for the year ended December 31, 2019 consisted of $45.1 million for the acquisition of Advantor and $10.7 million of net capital expenditures for the purchase of computer hardware and software, intangible assets, and equipment.

Net cash provided by financing activities during the year ended December 31, 2020 consisted of net borrowings from the Amended Revolver of $115.0 million to meet short-term working capital requirements and for the acquisitions of Zenetex and HHB and $0.1 million in cash received from the exercise of stock options, partially offset by repayments of long-term debt of $6.5 million, debt issuance costs of $0.8 million, and payments related to employee withholding taxes on share-based compensation of $2.0 million.
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
Capital Resources
At December 31, 2020, we held cash and cash equivalents of $66.9 million, which included $18.8 million held by foreign subsidiaries, and had $152.6 million of available borrowing capacity under the Amended Revolver which expires on November 15, 2022. We believe that our cash at December 31, 2020, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2020:

	Payments Due in Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$22,797	$6,970	$8,222	$4,231	$3,374
Principal payments on Amended Term Loan	64,000	8,600	55,400	—	—
Principal payments on Amended Revolver	115,000	—	115,000	—	—
Interest on Amended Term Loan and Amended Revolver¹	7,234	3,941	3,293	—	—
Total	$209,031	$19,511	$181,915	$4,231	$3,374
¹ Includes unused funds fee and is based on the December 31, 2020 interest rate and outstanding Amended Revolver balance
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver permits borrowings up to $270.0 million, of which $25.0 million is available for the issuance of letters of credit. At December 31, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, which reduced our borrowing availability under the Amended Revolver to $152.6 million. The aforementioned arrangements have not had, and management does not believe it is likely that they will in the future, have a material effect on our liquidity, capital resources, operations or financial condition.
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
Revenue Recognition
We adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, using the modified retrospective method. As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606 is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. Unexercised contract options and IDIQ contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed.
Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. When the estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and recognized in the period in which the loss was determined.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent that related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 16, "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding U.S. government reserve amounts.
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
Contracts are often modified to account for changes in contract specifications and requirements. If the modification either creates new enforceable rights and obligations or changes the existing enforceable rights and obligations, the modification will be treated as a separate contract. Our contract modifications, except for those to exercise option years, have historically not been distinct from the existing contract and have been accounted for as if they were part of that existing contract.

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
See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 4, “Revenue” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
Business Combinations, Goodwill and Other Intangible Assets
The purchase price of an acquired business is allocated to the tangible assets, financial assets and separately recognized intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, which includes, among other factors, analysis of historical performance and estimates of future performance. These factors may cause final amounts to differ materially from original estimates. In some cases, we use discounted cash flow analyses, which are based on our best estimate of future revenue, earnings and cash flows as well as our discount rate adjusted for risk.
Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing as of the beginning of the fourth fiscal quarter. In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we then perform a quantitative impairment test as described below. Otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
For the quantitative impairment test we compare the estimated fair value of a reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to that excess limited to the total amount of goodwill allocated to that reporting unit while taking into consideration the related income tax effect from any tax deductible goodwill.
For 2020 and 2019, we used the qualitative approach to assess goodwill for impairment. No impairment charges related to goodwill were recorded during 2020 and 2019.
We recognize acquired intangible assets apart from goodwill whenever the intangible assets arise from contractual or other legal rights, or whenever they can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized over useful lives of four to eight years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets.
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
New Accounting Standards Updates
See Part II, Item 8, Note 2, "Recent Accounting Standards Updates" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding accounting standards updates.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2020.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.2 million change in our annual cash interest expenses, net of the interest rate swaps in place as of December 31, 2020 to hedge a portion of this risk.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $270 million, each one percentage point change in interest rates would result in a $2.7 million change in our annual cash interest expense.
As of December 31, 2020, the notional value of our interest rate swap agreements totaled $48.1 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 11, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. As of December 31, 2020, the U.S. dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $7.1 million. The net fair value of these contracts at December 31, 2020 was $0.4 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of December 31, 2020, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.3 million.
For additional information on our interest rate and foreign currency hedge contracts, refer to Note 11, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On December 31, 2020, we completed our acquisitions of HHB and Zenetex. We are in the process of integrating HHB's and Zenetex's financial reporting processes and procedures and internal controls over financial reporting into our financial reporting processes, procedures and internal controls. In the course of integrating HHB's and Zenetex's financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financial reporting and will disclose any such changes, if material, as required by the rules of the SEC. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired businesses within one year of the date of the acquisitions.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). On December 31, 2020, we completed our acquisitions of HHB and Zenetex. We are in the process of integrating HHB's and Zenetex’s financial reporting processes and procedures and internal controls over financial reporting into our financial reporting processes, procedures and internal controls. In the course of integrating HHB's and Zenetex’s financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financial reporting and will disclose any such changes, if material, as required by the rules of the SEC. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired businesses within one year of the date of the acquisitions. As permitted by the SEC, we have excluded HHB and Zenetex from our assessment of and conclusion on the effectiveness of the Company's internal control over financial reporting. Total assets and net assets subject to HHB and Zenetex’s internal control over financial reporting represented approximately 6% of our consolidated total assets and net assets, excluding acquisition method fair value adjustments, as of December 31, 2020.
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with our Audit Committee.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vectrus, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated March 2, 2021, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Zenetex, LLC (Zenetex) and Higgins, Hermansen, Banikas, LLC (HHB), which were acquired on December 31, 2020, and whose financial statements constitute 6% of net and total assets of the consolidated financial statement amounts as of December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Zenetex and HHB.
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

/s/ Deloitte & Touche LLP

Denver, Colorado
March 2, 2021

ITEM 9B. OTHER INFORMATION
On and effective February 24, 2021, the Compensation and Personnel Committee of the Board of Directors of the Company approved and adopted an amended and restated Special Senior Executive Severance Pay Plan (the “Amended Plan”). The Amended Plan (i) increases the multiples for two executive positions from 1.5x to 2x and adds an executive position entitled to severance; (ii) changes the timing of severance payments owed to an eligible recipient from installments over time to a single lump sum payment payable within 30 days following termination; (iii) amends the definitions of termination for “Good Reason,” to include any decrease in incentive compensation by a buyer, and termination for “Cause,” to eliminate discretion by a buyer; (iv) provides for the payment of the employer and employee portions of healthcare premiums for continuing health care coverage; and (v) makes certain other editorial edits.
The foregoing summary of the Amended Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Plan, attached hereto as Exhibit 10.27 and incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 Annual Meeting of Shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2020 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Business" in this Annual Report on Form 10-K.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.
2.Exhibits

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

10.21	Form of Indemnification Agreement for Directors of Vectrus, Inc. (incorporated by reference to Exhibit 10.10 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*
10.22	Vectrus, Inc. 2014 Omnibus Incentive Plan (As Amended and Restated as of May 7, 2020) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 13, 2020)*
10.23	Vectrus, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.17 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 15, 2016)*
10.24
Vectrus, Inc., Annual Incentive Plan for Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 16, 2016)*

10.25	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 16, 2015)*
10.26	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.27	Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of February 24, 2021+
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

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.

(b)Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTRUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vectrus, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vectrus, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue on contracts over time. Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and negotiations with the customer on contract modifications. For the year ended December 31, 2020, revenue was $1,396 million.
We identified revenue on contracts as a critical audit matter because of the assumptions necessary to estimate total costs and revenue for the performance obligations. This required extensive audit effort due to the volume and complexity of contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates and assumptions related to total costs and revenue.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total costs and revenue for the performance obligations used to recognize revenue included the following, among others:
•We tested the effectiveness of controls over contract revenue, including management’s controls over the estimates of total costs and revenue for performance obligations.
•We developed an expectation of revenue and compared it to the recorded balance.
•We selected a sample of contracts and performed the following for each contract:
– Evaluated whether the contracts were properly included in management’s calculation of contract revenue based on the terms and conditions of each contract, including whether the customers simultaneously receive and consume the benefits of the Company’s services.
– Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
– Tested management’s identification of distinct performance obligations by evaluating whether the underlying services were an integrated set of tasks and deliverables as a single service solution, as well as the impact of contract modifications.
– Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
– Evaluated the estimates of total cost and revenue for the performance obligation by:
•Comparing costs incurred to date to the costs management estimated to be incurred to date.
•Comparing management’s estimates for the selected contracts to costs and revenue of similar performance obligations, when applicable, as well as current contractual requirements.
•Developing an independent expectation of management’s estimated cost based upon historical labor efforts and comparing it to the estimated cost prepared by management.
•Selecting a sample of items representing contractual consideration and agreeing the samples to contract documents or other supporting documentation related to management’s estimate of variable consideration and contract scope changes.
•Testing the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We selected a sample of performance obligations and the associated estimate of profitability at completion as prepared by management and compared it to the recorded cost and revenue.
•We evaluated management’s ability to estimate total costs and revenue accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 2, 2021

We have served as the Company's auditor since 2013.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Revenue	$1,395,529	$1,382,525	$1,279,036
Cost of revenue	1,271,375	1,254,560	1,164,609
Selling, general, and administrative expenses	80,679	78,316	66,372
Operating income	43,475	49,649	48,055
Interest expense, net	(4,793)	(6,470)	(5,071)
Income from operations before income taxes	38,682	43,179	42,984
Income tax expense	1,731	10,003	7,898
Net income	$36,951	$33,176	$35,086

Earnings per share
Basic	$3.19	$2.90	$3.13
Diluted	$3.14	$2.86	$3.08
Weighted average common shares outstanding - basic	11,599	11,444	11,224
Weighted average common shares outstanding - diluted	11,751	11,612	11,378
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income	$36,951	$33,176	$35,086
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	(756)	(1,234)	292
Net change in fair value of foreign currency forwards	589	173	(358)
Tax benefit	36	230	14
Net change in derivative instrument	(131)	(831)	(52)
Foreign currency translation adjustments	5,186	(834)	(1,426)
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to retained earnings	—	(259)	—
Other comprehensive income (loss), net of tax	5,055	(1,924)	(1,478)
Total comprehensive income	$42,006	$31,252	$33,608
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share information)	2020	2019
Assets
Current assets
Cash and cash equivalents	$66,949	$35,318
Restricted cash	1,778	—
Receivables	314,959	269,144
Other current assets	24,702	16,154
Total current assets	408,388	320,616
Property, plant, and equipment, net	22,573	18,844
Goodwill	339,702	261,983
Intangible assets, net	48,105	14,926
Right-of-use assets	18,718	14,654
Other non-current assets	6,325	5,366
Total non-current assets	435,423	315,773
Total Assets	$843,811	$636,389
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$159,586	$148,015
Compensation and other employee benefits	79,568	53,155
Short-term debt	8,600	6,500
Other accrued liabilities	40,657	37,409
Total current liabilities	288,411	245,079
Long-term debt, net	168,751	63,041
Deferred tax liability	39,386	49,407
Other non-current liabilities	42,325	19,997
Total non-current liabilities	250,462	132,445
Total liabilities	538,873	377,524
Commitments and contingencies (Note 16)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,624,717 and 11,523,691 shares issued and outstanding as of December 31, 2020 and 2019, respectively	116	115
Additional paid in capital	82,823	78,757
Retained earnings	222,026	185,075
Accumulated other comprehensive loss	(27)	(5,082)
Total shareholders' equity	304,938	258,865
Total Liabilities and Shareholders' Equity	$843,811	$636,389
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating activities
Net income	$36,951	$33,176	$35,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,097	3,379	1,798
Amortization of intangible assets	4,029	3,111	1,999
(Gain) loss on disposal of property, plant, and equipment	(14)	62	348
Stock-based compensation	9,445	8,262	4,096
Amortization of debt issuance costs	386	404	426
Changes in assets and liabilities:
Receivables	1,000	(21,053)	(24,646)
Other assets	(7,232)	1,537	(8,193)
Accounts payable	(2,680)	(11,733)	29,960
Deferred taxes	(10,665)	(7,173)	475
Compensation and other employee benefits	12,004	9,652	178
Other liabilities	16,760	7,933	(1,471)
Net cash provided by operating activities	64,081	27,557	40,056
Investing activities
Purchases of capital assets	(4,500)	(16,151)	(10,025)
Proceeds from the disposition of assets	84	5,400	33
Acquisition of business, net of cash acquired	(133,609)	(45,074)	(36,855)
Net cash (used in) investing activities	(138,025)	(55,825)	(46,847)
Financing activities
Repayments of long-term debt	(6,500)	(4,500)	(4,000)
Proceeds from revolver	314,000	333,500	207,000
Repayments of revolver	(199,000)	(333,500)	(207,000)
Proceeds from exercise of stock options	59	3,672	1,595
Payment of debt issuance costs	(830)	—	—
Payments of employee withholding taxes on share-based compensation	(1,955)	(1,068)	(880)
Net cash provided by (used in) financing activities	105,774	(1,896)	(3,285)
Exchange rate effect on cash	1,579	(663)	(1,232)
Net change in cash, cash equivalents and restricted cash	33,409	(30,827)	(11,308)
Cash, cash equivalents and restricted cash - beginning of year	35,318	66,145	77,453
Cash, cash equivalents and restricted cash - end of year	$68,727	$35,318	$66,145
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,717	$6,229	$4,973
Income taxes paid	$14,520	$4,511	$11,588
Purchase of capital assets on account	$2,226	$556	$1,128
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2017	11,121	$111	$67,526	$116,649	$(1,680)	$182,606
Net income	—	—	—	35,086	—	35,086
Cumulative effects of adoption of ASC Topic 606 revenue recognition guidance	—	—	—	(95)	—	(95)
Foreign currency translation adjustments	—	—	—	—	(1,426)	(1,426)
Unrealized gain on cash flow hedge	—	—	—	—	(52)	(52)
Employee stock awards and stock options	146	2	1,594	—	—	1,596
Taxes withheld on stock compensation awards	—	—	(881)	—	—	(881)
Stock-based compensation	—	—	3,490	—	—	3,490
Balance at December 31, 2018	11,267	$113	$71,729	$151,640	$(3,158)	$220,324
Net income	—	—	—	33,176	—	33,176
Cumulative effects of adoption of ASU 2018-02 reclassification of certain tax effects from AOCI	—	—	—	259	(259)	—
Foreign currency translation adjustments	—	—	—	—	(834)	(834)
Unrealized loss on cash flow hedge	—	—	—	—	(831)	(831)
Employee stock awards and stock options	257	2	3,671	—	—	3,673
Taxes withheld on stock compensation awards	—	—	(1,069)	—	—	(1,069)
Stock-based compensation	—	—	4,426	—	—	4,426
Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income	—	—	—	36,951	—	36,951
Foreign currency translation adjustments	—	—	—	—	5,186	5,186
Unrealized loss on cash flow hedge	—	—	—	—	(131)	(131)
Employee stock awards and stock options	101	1	58	—	—	59
Conversion of liability-based stock compensation awards to equity-based stock compensation awards	—	—	405	—	—	405
Taxes withheld on stock compensation awards	—	—	(1,955)	—	—	(1,955)
Stock-based compensation	—	—	5,558	—	—	5,558
Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
The accompanying notes are an integral part of the Consolidated Financial Statements.

VECTRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
Vectrus, Inc. is a leading provider of global service solutions to the U.S. government worldwide. The Company operates as one segment and provides the following services and offerings: facility and base operations, supply chain and logistics services, information technology mission support, and engineering and digital integration services.
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
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. We account for our investment in HDSS under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% share of income or losses, which has historically been insignificant, in selling, general and administrative expenses in the Consolidated Statements of Income. Our investment in HDSS is recorded in other non-current assets in the Consolidated Balance Sheets. When we receive cash distributions from HDSS, the cash distribution is compared to cumulative earnings and any excess is recorded as a distribution from equity investment in the Consolidated Statements of Cash Flows. Any remaining cash distribution is recorded in changes to other assets in the Consolidated Statements of Cash Flows. As of December 31, 2020 and December 31, 2019, our investment balance in HDSS was $1.5 million and $1.4 million, respectively.
Vectrus has entered into other joint ventures primarily for the execution of single contracts or projects and to manage labor and life support services. These joint ventures are characterized by a 50% or less, noncontrolling ownership interest with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. We account for our investment in thee joint ventures under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. Our investment balances in these joint ventures and our related income or losses have historically been insignificant.
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
The cumulative impact of the errors was a $2.5 million decrease in retained earnings as of December 31, 2019. The impact of the errors on net income for the year ended December 31, 2019 and 2018 is a decrease of $1.5 million and $0.2 million, respectively. The impact on diluted earnings per share is a decrease of $0.13 and $0.02 for the year ended December 31, 2019 and 2018, respectively.
Accordingly, the Company is restating the relevant financial statements and related footnotes for all applicable periods for these errors and related tax effect. Management has evaluated the materiality of these misstatements and concluded they were not material to prior periods, individually or in aggregate.

The effects of the corrections to each of the individual affected line items in our Consolidated Statements of Income were as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(In thousands, except per share data)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Revenue	$1,382,642	$(117)	$1,382,525	$1,279,304	$(268)	$1,279,036
Cost of revenue	1,252,711	1,849	1,254,560	1,164,609	—	1,164,609
Operating income	51,615	(1,966)	49,649	48,323	(268)	48,055
Income from operations before income taxes	45,145	(1,966)	43,179	43,252	(268)	42,984
Income tax expense	10,429	(426)	10,003	7,956	(58)	7,898
Net income	$34,716	$(1,540)	$33,176	$35,296	$(210)	$35,086

Earnings per share
Basic	$3.03	$(0.13)	$2.90	$3.14	$(0.01)	$3.13
Diluted	$2.99	$(0.13)	$2.86	$3.10	$(0.02)	$3.08
The effects of the corrections to each of the individual affected line items on our Consolidated Statements of Comprehensive Income were as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Net income	$34,716	$(1,540)	$33,176	$35,296	$(210)	$35,086
Total comprehensive income	$32,792	$(1,540)	$31,252	$33,818	$(210)	$33,608
The effects of the corrections to each of the individual affected line items on our Consolidated Balance Sheet were as follows:

	December 31, 2019
(In thousands)	As Previously Reported	Correction	As Corrected
Receivables	$269,239	$(95)	$269,144
Total current assets	320,711	(95)	320,616
Total Assets	636,484	(95)	636,389
Other accrued liabilities	34,587	2,822	37,409
Total current liabilities	242,257	2,822	245,079
Deferred tax liability	49,808	(401)	49,407
Total non-current liabilities	132,846	(401)	132,445
Total Liabilities	375,103	2,421	377,524
Retained earnings	187,591	(2,516)	185,075
Total shareholders' equity	261,381	(2,516)	258,865
Total Liabilities and Shareholders' Equity	$636,484	$(95)	$636,389

The effects of the corrections to each of the individual affected line items on our Consolidated Statements of Cash Flows were as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Net income	$34,716	$(1,540)	$33,176	$35,296	$(210)	$35,086
Changes in receivables	(21,148)	95	(21,053)	(24,646)	—	(24,646)
Changes in deferred taxes	(6,772)	(401)	(7,173)	475	—	475
Changes in other liabilities	6,087	1,846	7,933	(1,681)	210	(1,471)
Net cash provided in operating activities	$27,557	$—	$27,557	$40,056	$—	$40,056
The effects of the corrections to each of the individual affected line items on our Consolidated Statements of Changes in Shareholders' Equity were as follows:

	Retained Earnings			Total Shareholders' Equity
(In thousands)	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Balance at December 31, 2017	$117,415	$(766)	$116,649	$183,372	$(766)	$182,606
Net Income	35,296	(210)	35,086	35,296	(210)	35,086
Balance at December 31, 2018	152,616	(976)	151,640	221,300	(976)	220,324
Net Income	34,716	(1,540)	33,176	34,716	(1,540)	33,176
Balance at December 31, 2019	$187,591	$(2,516)	$185,075	$261,381	$(2,516)	$258,865

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
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, substantially all of our revenue for the years ended December 31, 2020, 2019 and 2018 was from the U.S. government.
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
Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and negotiations with the customer on contract modifications. When the estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at a contract level and is recognized in the period in which the loss was determined.
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Refer to Note 16, "Commitments and Contingencies" for additional information regarding U.S. government reserve amounts.
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
Contracts are often modified to account for changes in contract specifications and requirements. If the modification either creates new enforceable rights and obligations or changes the existing enforceable rights and obligations, the modification will be treated as a separate contract. Our contract modifications, except for those to exercise option years, have historically not been distinct from the existing contract and have been accounted for as if they were part of that existing contract.
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
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the years ended December 31, 2020, 2019 and 2018, we had total revenue of $1.4 billion, $1.4 billion, and $1.3 billion, respectively, substantially all of which was derived from U.S. government customers. For the years ended December 31, 2020, 2019 and 2018, we generated approximately 69%, 69% and 73%, respectively, of our total revenue from the U.S. Army.

Receivables
Receivables include amounts billed and currently due from customers, amounts unbilled, certain estimated contract change amounts, estimates related to expected award fees, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. Unbilled receivables are classified as current assets based on our contract operating cycle.
Restricted Cash
The Company had restricted cash of $1.8 million related to collateral security for an outstanding letter of credit at December 31, 2020 and no restricted cash at December 31, 2019.

(In thousands)	December 31,
Reconciliation of cash, cash equivalents and restricted cash	2020	2019
Cash and cash equivalents	$66,949	$35,318
Restricted cash	1,778	—
Total cash, cash equivalents and restricted cash	$68,727	$35,318
Earnings Per Share
We compute earnings per common share on the basis of the weighted average number of common shares,and, where dilutive, common share equivalents, outstanding during the indicated periods.
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
Depreciation and amortization are generally computed using either an accelerated or straight-line method and is based on estimated useful lives or lease terms as follows:

Years
Buildings and improvements	3 – 10
Machinery, equipment and vehicles	3 – 12
Office furniture and equipment, computers and software	3 – 7
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
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing on the first day of the Company's fourth fiscal quarter. In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we then perform a quantitative impairment test as described below. Otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
For the quantitative impairment test we compare the estimated fair value of a reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to that excess limited to the total amount of goodwill allocated to that reporting unit. We estimate the fair value of our reporting unit using an income approach and a market approach. Under the income approach, we estimate fair value based on the present value of estimated future cash flows. Under the market approach, we compare our company to select reasonably similar publicly traded companies.
Intangible Assets
We recognize acquired intangible assets apart from goodwill whenever the intangible assets arise from contractual or other legal rights, or whenever they can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Finite lived intangible assets are being amortized over useful lives of four to eight years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets.
Leases
On January 1, 2019, the Company adopted ASC Topic 842, Leases (ASC Topic 842). Operating leases are included on our Consolidated Balance Sheets as right-of-use (ROU) assets, other accrued liabilities and other non-current liabilities.
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
As allowed under ASC Topic 842, the Company elected the package of practical expedients permitted under the transition guidance which allowed the Company to carry forward the historical lease classification, assessment of whether a contract was or contained a lease and assessment of initial direct costs. In addition, we have made policy elections to apply the short-term leases practical expedient, whereby leases with a term of 12 months or less are not recorded on our balance sheet, and the practical expedient to not separate lease components from non-lease components. The latter expedient is applied to all of our leases. We did not elect to apply the hindsight practical expedient in determining lease terms and assessing impairment of ROU assets. See Note 12, "Leases" for further information.
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
Refer to Note 11, "Derivative Instruments," for additional information regarding our derivative activities.
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
Foreign Currency Translation
The financial statements of programs for which the functional currency is not the U.S. dollar are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are recorded as translation adjustments to other comprehensive (loss) income. Net gains or losses from foreign currency transactions are reported in selling, general and administrative expenses and have historically been insignificant.
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATES
Accounting Standards Updates Issued but Not Effective in 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). The objectives of ASU 2019-12 are (i) to simplify the accounting for income taxes by removing certain exceptions, (ii) to update certain requirements to simplify the accounting for income taxes, and (iii) to make minor codification improvements for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.
Other new accounting standards updates issued but not effective until after December 31, 2020 are not expected to have a material impact on our financial position, results of operations or cash flows.
Accounting Standards Updates That Were Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. We adopted ASU 2018-15 on January 1, 2020 using the retrospective method. As a result of the adoption, $0.3 million was reclassified from 2019 year-end property, plant and equipment, net, to other non-current assets on our Consolidated Balance Sheet. In addition, $0.3 million of cash outflows from investing activities incurred during 2019 was reclassified to cash outflows from operating activities.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2017-04 should be applied on a prospective basis. We adopted ASU 2017-04 on January 1, 2020.  The adoption of the ASU did not have a material impact on our financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). The objective of ASU 2016-13 is to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. We adopted the ASU on January 1, 2020. The adoption of the ASU did not have a material impact on our financial statements.
NOTE 3
ACQUISITIONS
In accordance with ASC Topic 805, Business Combinations, we accounted for the below transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Consolidated Balance Sheets as of the date of acquisition. Assets that normally would not be recorded in ordinary operations, such as intangibles related to contractual relationships, were recorded at their estimated fair values. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
Zenetex
On December 31, 2020, we acquired Zenetex, LLC (Zenetex) a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhance protection for defense and national security clients globally.
The total net consideration paid for the acquisition was approximately $118.1 million, consisting of the purchase price of $121.2 million, net of cash acquired, less $3.0 million for a working capital shortfall compared with the working capital requirement agreed upon in the stock purchase agreement. The acquisition was funded by utilizing available capacity from our Amended Revolver (as defined in Note 10, “Debt”) and cash on hand.
A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$39,965
Other current assets	1,174
Property, plant and equipment	1,116
Goodwill	66,925
Intangible assets	33,200
Right-of-use assets	7,910
Accounts payable	(10,481)
Other current liabilities	(949)
Accrued compensation	(12,478)
Lease liabilities	(8,251)
Other non-current liabilities	(11)
Purchase price, net of cash acquired	$118,120

Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date.
The Company recognized customer related intangible assets arising from the acquisition. The fair value was $33.2 million with an amortization period of 8.0 years. As of December 31, 2020, the weighted-average amortization period for these intangible assets was 8.0 years.
Additionally, the Company recognized goodwill of $66.9 million arising from the acquisition, which relates primarily to acquired product and services strengthening our position as leading fully-integrated provider in the converged infrastructure market, as well as extending our operations and maintenance services to increase content and scope at client installations.

Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Zenetex acquisition is fully deductible for income tax purposes.
Zenetex results of operations will be included in our Consolidated Statements of Income for the periods subsequent to acquisition on December 31, 2020. On a proforma basis, the acquired business would have recognized revenue of $238.0 million and $208.8 million for the years ended December 31, 2020 and December 31, 2019, respectively, and an insignificant amount of income before taxes after proforma adjustments.
HHB
On December 31, 2020, we acquired Higgins, Hermansen, Banikas, LLC (HHB). HHB is a leading provider of high-end solutions for facilities management, logistics, engineering, enterprise operations and asset management solutions for supporting intelligence community projects. The total net consideration paid for the acquisition was approximately $15.5 million. The acquisition was funded by utilizing available capacity from our Amended Revolver and cash on hand.
The Company recognized a customer related intangible assets arising from the acquisition. The fair value was $4.0 million with an amortization period of 8.0 years. As of December 31, 2020, the weighted-average amortization period for these intangible assets was 8.0 years.
Additionally, the Company recognized goodwill of $10.6 million arising from the acquisition, which relates primarily to growth opportunities in the intelligence community as a converged infrastructure provider. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the HHB acquisition is fully deductible for income tax purposes.
The remainder of the purchase price was allocated primarily to working capital.
Advantor
On July 8, 2019, we acquired Advantor from Infrasafe Holding, Inc. and Infrasafe, LLC (collectively, Infrasafe). Advantor is a leading provider of integrated electronic security systems to the U.S. government.
The total net consideration paid for the acquisition was $45.1 million, consisting of the purchase price of $44.0 million, net of cash acquired, and $1.1 million for working capital in excess of the working capital requirement agreed upon in the stock purchase agreement. The acquisition was funded by utilizing cash on hand and available capacity from our Amended Revolver.
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
We completed the purchase accounting as of July 3, 2020 with no material adjustments. The Company recognized two intangible assets related to customer contracts (backlog) and the Advantor trade name arising from the acquisition. The fair value of the customer contracts was $7.2 million, and the fair value of the Advantor trade name was $1.1 million with amortization periods of 5.0 years and 4.5 years, respectively. As of December 31, 2020, the weighted-average amortization period for these intangible assets was 3.5 years. The Company recorded amortization expense of $1.7 million during 2020. The amortization expense is included in cost of revenue in our Consolidated Statements of Income.
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
Advantor's results of operations have been included in our reported results since the date of acquisition.
SENTEL
On January 23, 2018, the Company acquired 100% of the outstanding common stock of SENTEL Corporation (SENTEL).
The total net consideration paid for the acquisition was $36.9 million, consisting of the purchase price of $36.0 million and $0.9 million in excess of the working capital requirement agreed upon in the stock purchase agreement entered into among our wholly-owned subsidiary Vectrus Systems Corporation (VSC), SENTEL, R&R Enterprises, Inc. and Russell T. Wright. The acquisition was funded by utilizing cash on hand and available capacity from our Amended Revolver (as defined in Note 10, "Debt").
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
SENTEL's results of operations have been included in our reported results since the date of acquisition.
For the years ended December 31, 2020, 2019, and 2018, the Company recognized total acquisition related costs of $4.2 million, $1.0 million, and $0.8 million, respectively. These costs are included in selling, general and administrative expenses in our Consolidated Statements of Income and do not reflect any other one-time internal non-recurring integration costs.
NOTE 4
REVENUE
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and IDIQ contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded.
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
Remaining performance obligations increased by $143.8 million to $993 million as of December 31, 2020 as compared to $849 million as of December 31, 2019. We expect to recognize approximately 85% of the remaining performance obligations as of December 31, 2020 as revenue in 2021. Remaining performance obligations as of December 31, 2020 and December 31, 2019 are presented in the following table:

	Year Ended December 31,
(In millions)	2020	2019
Performance Obligations	$993	$849
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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the year ended December 31, 2020 were unfavorable by $3.7 million, and for the years ended December 31, 2019, and 2018 were favorable by $3.1 million, and $1.6 million, respectively.
For the years ended December 31, 2020, 2019, and 2018, the net adjustments to operating income decreased revenue by $1.8 million, and increased revenue by $4.4 million and $0.8 million, respectively.
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
The following tables present our revenue disaggregated by different categories. Revenue by contract type for the years 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cost-plus and cost-reimbursable ¹	$991,535	$1,048,015	$995,415
Firm-fixed-price	403,994	334,510	283,621
Total revenue	$1,395,529	$1,382,525	$1,279,036

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the years 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Middle East	$906,470	$939,685	$889,620
United States	334,128	304,925	269,482
Europe	154,931	137,915	119,934
Total revenue	$1,395,529	$1,382,525	$1,279,036
Revenue by contract relationship for the years 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Prime contractor	$1,324,628	$1,312,928	$1,200,726
Subcontractor	70,901	69,597	78,310
Total revenue	$1,395,529	$1,382,525	$1,279,036
Revenue by customer for the years 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Army	$965,558	$958,582	$934,427
Air Force	299,272	306,767	259,511
Navy	68,748	56,236	38,534
Other	61,951	60,940	46,564
Total revenue	$1,395,529	$1,382,525	$1,279,036
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
As of December 31, 2020, we had contract assets of $203.1 million. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, "Receivables," for additional information regarding the composition of our receivables balances. As of December 31, 2020, our contract liabilities were insignificant.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2020	2019
Billed receivables	$102,045	$71,068
Unbilled receivables (contract assets)	203,127	186,365
Other	9,787	11,711
Total Receivables	$314,959	$269,144
As of December 31, 2020 and 2019, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the December 31, 2020 contract assets during 2021. Changes in the balance of receivables are primarily due to the timing differences between our performance and customer payments.
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

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net Income	$36,951	$33,176	$35,086

Weighted average common shares outstanding	11,599	11,444	11,224
Add: Dilutive impact of stock options	37	47	63
Add: Dilutive impact of restricted stock units	115	121	91
Diluted weighted average common shares outstanding	11,751	11,612	11,378

Earnings per share
Basic	$3.19	$2.90	$3.13
Diluted	$3.14	$2.86	$3.08
The table below provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Anti-dilutive stock options	—	—	3
Anti-dilutive restricted stock units	2	4	—
Total	2	4	3
NOTE 7
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2020	2019
Buildings and improvements	$2,143	$1,830
Machinery, equipment and vehicles	17,774	15,052
Office furniture and equipment, computers and software	17,346	12,998
Property, plant and equipment, gross	37,263	29,880
Less: accumulated depreciation and amortization	(14,690)	(11,036)
Property, plant and equipment, net	$22,573	$18,844
Depreciation expense of property, plant and equipment was $4.1 million, $3.4 million and $1.8 million in 2020, 2019, and 2018, respectively.
NOTE 8
GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual tests performed in the three years ended December 31, 2020 resulted in no impairment of goodwill.
The change in the net carrying amount of goodwill for 2019 and 2020 is as follows (in thousands):

Balance at December 31, 2018	$233,619
Acquisition of Advantor	28,364
Balance at December 31, 2019	$261,983
Adjustment to Advantor Purchase Price Allocation	147
Acquisition of HHB	10,647
Acquisition of Zenetex	66,925
Balance at December 31, 2020	$339,702
Other identifiable intangible assets consist of the following:

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$48,800	$(6,645)	$42,155	$11,600	$(4,300)	$7,300
Customer contracts	7,200	(2,133)	5,067	7,200	(692)	6,508
Trade names and other	1,243	(360)	883	1,236	(118)	1,118
Total intangible assets	$57,243	$(9,138)	$48,105	$20,036	$(5,110)	$14,926

The increase during 2020 was due to $33.2 million from the acquisition of Zenetex and $4.0 million from the acquisition of HHB on December 31, 2020. This increase was partially offset by intangible amortization expense of approximately $4.0 million and $3.1 million for years ended 2020 and 2019, respectively. As of December 31, 2020, the weighted-average intangible asset amortization period was 7.0 years.
The estimated amortization expense for intangible assets for the next five years is as follows (in thousands):

Period	Amortization
2021	$8,679
2022	$7,151
2023	$7,054
2024	$5,947
2025	$5,150
After 2025	$14,124
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2020	2019
Accrued salaries and wages	$42,206	$32,854
Accrued bonus	7,617	6,165
Accrued employee benefits	29,745	14,136
Total	$79,568	$53,155
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2020	2019
Workers' compensation, auto and general liability reserve	$4,042	$4,264
Current operating lease liabilities	6,245	5,743
Contract related reserves	13,064	14,057
Other	17,306	13,345
Total	$40,657	$37,409
Other non-current liabilities
Other non-current liabilities were comprised of the following at December 31:

(In thousands)	2020	2019
Long-term operating lease liabilities	$13,970	$9,811
Income taxes payable	7,352	7,656
CARES Act payroll tax deferral	16,806	—
Other	4,197	2,530
Total	$42,325	$19,997

NOTE 10
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring on December 24, 2020 and is collectively referred to as the Amended Agreement. The credit agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of December 31, 2020.
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
Deferred debt issuance costs of $1.1 million incurred in 2020 for the Amended Agreement are being amortized over the term of the agreement and are included in interest expense in the Consolidated Statements of Income. Unamortized debt issuance costs as of December 31, 2020 and 2019 were $1.6 million and $1.0 million, respectively.
We used $74.6 million from the Amended Term Loan to repay principal and accrued but unpaid interest on the Credit Agreement. We also used $1.8 million from the Amended Term Loan to pay debt financing fees, which are included in "Long-term debt, net" in the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense over the life of the Amendment Agreement. Amortization expense relating to debt issuance costs on the Amendment Agreement was $0.4 million annually for the years ended December 31, 2020, 2019 and 2018. All debt issuance amortization costs are included in interest expense in the Consolidated Statements of Income.
The Amended Term Loan amortizes in an amount equal to $2.0 million per quarter for the fiscal quarters ending December 31, 2020 through September 30, 2021, $2.6 million for the fiscal quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of December 31, 2020 and December 31, 2019 the balance outstanding under the Amended Term Loan was $64.0 million and $70.5 million, respectively.
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022. We used $115.0 million of the Amended Revolver for our December 31, 2020 acquisitions of Zenetex and HHB (see Note 3 Acquisitions). There were $115.0 million of outstanding borrowings under the Amended Revolver at December 31, 2020. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of December 31, 2020, there were two letters of credit outstanding in the aggregate amount of $2.4 million, which reduced our borrowing availability under the Amended Revolver to $152.6 million. There were no outstanding borrowings under the Amended Revolver at December 31, 2019.
The Company's aggregate scheduled maturities of the Amended Term Loan and Amended Revolver as of December 31, 2020, are as follows:

(In thousands)	Payments due
2021	$8,600
2022	170,400
Total	$179,000
Guarantees and Collateral. The indebtedness and other obligations under the Amended Agreement are unconditionally guaranteed jointly and severally on a senior secured basis by us and certain of our restricted subsidiaries and are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of our tangible and intangible assets and those of each domestic guarantor.
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
Covenants. The Amended Agreement contain customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness;

merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements.
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (or 3.50 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of December 31, 2020, we had a ratio of total consolidated indebtedness to EBITDA of 2.05 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 19.63 to 1.00. We were in compliance with all covenants related to the Amended Agreement as of December 31, 2020.
Interest Rates and Fees. Outstanding borrowings under the Amended Agreement accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Agreement at December 31, 2020 was 1.90%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.
Carrying Value and Fair Value. The fair value of the Amended Term Loan and Amended Revolver approximates the carrying value as of December 31, 2020 because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
NOTE 11
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
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with a notional amount totaling $48.1 million at December 31, 2020 and expiration dates through November 2022, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2020:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$1,015
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$750
The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2019:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$323
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$686

By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of December 31, 2020, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative losses of $0.9 million, less than $0.1 million, and approximately $0.2 million were reclassified from accumulated other comprehensive loss to interest expense in our Consolidated Statements of Income during 2020, 2019, and 2018 respectively. We expect $1.0 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of December 31, 2020 to be reclassified into earnings within the next 12 months.
Foreign Currency Derivative Instrument
We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in cash flows and earnings caused by fluctuations in foreign exchange rates, we entered into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation. As of December 31, 2020, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through September 2021.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of December 31, 2020.
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
Net foreign currency derivative losses of $0.1 million, $0.6 million, and less than $0.1 million were recognized in selling, general and administrative expense, during 2020, 2019, and 2018, respectively. We expect $0.4 million of existing foreign currency forward contract gains reported in accumulated other comprehensive loss as of December 31, 2020 to be reclassified into earnings within the next 12 months.
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Consolidated Balance Sheet as of December 31, 2020.

	Fair Value
(In thousands)	Balance sheet caption	Amount
Foreign currency forward contracts designated as cash flow hedge	Other current assets	$404
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Consolidated Balance Sheet as of December 31, 2019.

	Fair Value
(In thousands)	Balance sheet caption	Amount
Foreign currency forward contracts designated as cash flow hedge	Other accrued liabilities	$185
At December 31, 2020, the notional amount of our outstanding foreign currency foreign exchange contracts, all of which were for the exchange of U.S. dollars and Euros, was $7.1 million.

NOTE 12
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
The components of lease expense are as follows:

	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Operating lease expense	$6,952	$14,747
Variable lease expense	736	713
Short-term lease expense	53,528	46,060
Total lease expense	$61,216	$61,520
Supplemental balance sheet information related to our operating leases is as follows:

Year Ended
(In thousands)	December 31, 2020
Right-of-use assets	$18,718

Current lease liabilities (recorded in other accrued liabilities)	$6,245
Long-term lease liabilities (recorded in other non-current liabilities)	13,970
Total operating lease liabilities	$20,215
Additional ROU assets from operating lease arrangements of $11.4 million were recognized as non-cash asset additions during the year ended December 31, 2020.
The weighted average remaining lease term and discount rate for our operating leases at December 31, 2020 were 4.5 years and 4.5%, respectively.
Maturities of lease liabilities at December 31, 2020 were as follows:

(In thousands)	Payments due
2021	$6,970
2022	4,602
2023	3,620
2024	2,425
2025	1,806
After 2025	3,374
Total minimum lease payments	$22,797
Less: Imputed interest	(2,582)
Total operating lease liabilities	$20,215

NOTE 13
INCOME TAXES
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2020, we did not establish or release an additional valuation allowance.
The sources of pre-tax income and the components of income tax expense for the years ended December 31, 2020, 2019 and 2018, respectively, are as follows:

(in thousands)	2020	2019	2018
Income Components
United States	$33,946	$37,521	$41,181
Foreign	4,736	5,658	1,803
Total pre-tax income from continuing operations	$38,682	$43,179	$42,984
Income tax expense components
Current income tax provision
United States-Federal	$9,920	$12,017	$6,247
United States-State and local	735	866	653
Foreign	1,704	3,883	515
Total current income tax provision	12,359	16,766	7,415
Deferred income tax provision (benefit)
United States-Federal	(9,953)	(6,689)	(79)
United States-State and local	(342)	(387)	52
Foreign	(333)	313	510
Total deferred income tax provision (benefit)	(10,628)	(6,763)	483
Total income tax expense	$1,731	$10,003	$7,898
Effective income tax rate	4.5%	23.2%	18.4%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2020	2019	2018
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax, net of federal benefit	1.5%	0.8%	1.3%
Foreign taxes	0.8%	0.5%	0.3%
Uncertain tax positions	(4.5)%	8.0%	3.4%
Prior year true-ups	0.3%	0.4%	0.4%
Foreign derived intangible income deduction	(13.8)%	(8.0)%	(2.9)%
Credits	(1.0)%	(1.3)%	(0.8)%
Other	0.2%	1.8%	0.4%
Impact of federal rate change	—%	—%	(4.7)%
Effective income tax rate	4.5%	23.2%	18.4%

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2020	2019
Deferred tax assets
Compensation and benefits	$7,180	$5,647
Reserves	4,359	4,413
Lease liability	4,818	3,403
Social security deferral	3,717	—
Other	581	1,050
Net operating losses	1,889	1,675
Total deferred tax assets	$22,544	$16,188
Deferred tax liabilities
Goodwill and intangibles	$(46,493)	$(46,604)
Unbilled receivables	(5,043)	(10,064)
Property, plant and equipment, net	(2,492)	(1,381)
Right-of-use assets	(4,479)	(3,208)
Other liabilities	(1,669)	(2,673)
Total deferred tax liabilities	(60,176)	(63,930)
Net deferred tax liabilities	$(37,632)	$(47,742)
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2020, 2019 and 2018 is as follows:

(in thousands)	2020	2019	2018
Unrecognized tax benefits-January 1,	$7,945	$1,755	$—
Additions for:
Current year tax positions	2,765	3,613	1,275
Prior year tax positions	—	2,577	480
Reductions for:
Prior year tax positions	(3,299)	—	—
Unrecognized tax benefits-December 31,	$7,411	$7,945	$1,755
As of December 31, 2020, 2019 and 2018, unrecognized tax benefits from uncertain tax positions were $7.4 million, $7.9 million and $1.8 million, respectively. It is possible that the Company's total unrecognized tax benefits will decrease by approximately $0.5 million during the next 12 months in connection with the resolution of various matters.
During the year ended December 31, 2020, Vectrus performed a functional transfer pricing analysis focusing on the U.S. and non-U.S. roles and support activities relating to the Vectrus programs for services being provided to U.S. military bases that are located in foreign countries. Based on this analysis, the Company determined $7.1 million of federal and state FDII benefit should be recognized during the year ended December 31, 2020. The amount of the full benefit recognized in 2020 was $2.6 million, $2.5 million, and $2.0 million related to December 31, 2020, 2019, and 2018, respectively. The Company continues to reserve a portion of the FDII benefit.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated and Combined Statements of Income. The Company recognized interest related to tax matters of $0.0 million, $0.2 million, and $0.0 million during the years ended December 31, 2020, 2019, and 2018, respectively. The Company has accrued $0.2 million for the payment of interest and penalties as of December 31, 2020, and 2019.
In general, it is our practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. As of December 31, 2020, we have not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2017.
The Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to global intangible low taxed income (GILTI) as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We have chosen to account for GILTI under the period cost method as an accounting policy, and therefore the anticipated future expense associated with GILTI is not reflected in our financial statements.
At December 31, 2020, the Company has NOL carryforwards for German federal income tax purposes of $5.5 million all of which are available to offset future federal taxable income, if any, and are carried forward indefinitely.
NOTE 14
POST EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of eligible employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $6.5 million and $6.8 million for the years ended December 31, 2020 and 2019, respectively.
The Company participates in multiemployer pension plans for certain employees in the United States covered by collective bargaining agreements. Contributions are based on specified hourly rates for eligible hours. Company contributions to these plans were $3.0 million, $4.9 million and $4.8 million during 2020, 2019, and 2018, respectively. The decrease in 2020 resulted from the cessation of a subcontract in September of 2020 which accounted for over 90% of our total contributions for 2018, 2019 and the first nine months of 2020. The Company is unaware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the Company.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of both December 31, 2020 and December 31, 2019, we had accrued $0.1 million of contributions under the Excess Savings Plan.
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

NOTE 16
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $11.7 million and $12.1 million as of December 31, 2020 and 2019, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
Legal Proceedings
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to potential adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We have recently been in discussions with our Former Parent regarding the negotiated adjustments from 2007-2014 and believe that our potential cumulative liability for these years is insignificant. In June 2019, the U.S. government provided us with the Contracting Officers Final Decision (COFD) for the years 2007-2010 related to Former Parent costs. In August 2019, we filed an appeal of the COFD with the Armed Services Board of Contract Appeals (ASBCA). Since October 2019, the ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through April 11, 2021, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. In June 2020, the U.S. government provided us with the COFD for 2013 related to Former Parent costs. In September 2020, we filed an appeal of this COFD to the ASBCA and sought a deferral of payment. In addition, we filed a motion to consolidate both appeals. The ASBCA granted our motion to consolidate. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S governments decision in this matter. We believe the amount of indemnity required is insignificant.
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
NOTE 17
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
The maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2.6 million shares. As of December 31, 2020, there were 0.9 million shares remaining available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Compensation costs for equity-based awards	$5,558	$4,426
Compensation costs for liability-based awards	3,887	3,836
Total compensation costs, pre-tax	$9,445	$8,262
Future tax benefit	$2,040	$1,792
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value. The Company paid $2.4 million and $0.8 million related to liability-based compensation awards during the years ended December 31, 2020 and 2019, respectively.
At December 31, 2020, total unrecognized compensation costs related to equity-based awards and liability-based awards were $5.1 million and $3.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.51 years and 1.58 years, respectively.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2020, 2019 and 2018 and changes during the years then ended is presented below:

	Year Ended December 31,
	2020		2019		2018
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	77	$23.30	251	$23.00	325	$22.74
Granted	—	$—	—	$—	—	$—
Exercised	(3)	$21.43	(161)	$22.74	(73)	$21.87
Forfeited, canceled or expired	—	$—	(13)	$24.47	(1)	$20.62
Outstanding at December 31,	74	$23.37	77	$23.30	251	$23.00
Options exercisable	74	$23.37	59	$23.35	184	$23.35
All outstanding NQOs are exercisable. The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2020:

(In thousands, except per share data)	Options Outstanding and Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$20.06 - $21.98	55	5.69	$21.49	$1,555
$24.61 - $32.49	19	5.18	29.21	404
Total options and aggregate intrinsic value	74	5.53	$23.37	$1,959
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $49.72 per share on December 31, 2020, which would have been received by the option holders if all option holders had exercised their options as of that date. There were no exercisable options "out of the money" as of December 31, 2020. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $2.1 million and $0.1 million, respectively.
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

The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020		2019		2018
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	301	$30.30	257	$28.90	221	$23.58
Granted	130	$51.82	206	$30.03	163	$33.08
Vested	(152)	$30.60	(138)	$31.92	(110)	$24.93
Issued in exchange	16	$52.28	—	$—	—	$—
Cancelled in exchange	(16)	$29.00	—	$—	—	$—
Forfeited or canceled	(26)	$45.59	(24)	$35.57	(17)	$25.54
Outstanding at December 31,	253	$41.67	301	$30.30	257	$28.90
The total grant date fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $4.6 million, $4.1 million and $3.3 million, respectively.
On August 11, 2020, our total outstanding 15,839 CRSUs were exchanged for 15,839 RSUs. As of the exchange date, both the CRSUs and RSUs had the same vesting conditions, fair value of $52.28, and unrecognized compensation expense of $0.4 million.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the years ended December 31, 2020, 2019, and 2018, we granted TSR awards with aggregate target TSR values of $3.1 million, $2.5 million, and $2.2 million, respectively. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. For the years ended December 31, 2020, 2019, and 2018, we recorded $3.6 million, $2.9 million and $0.3 million, respectively, in compensation expense related to TSR awards. Payments of $2.5 million were made in January 2021 for the 2018 TSR awards, payments of $1.6 million were made in January 2020 for the 2017 TSR awards, and payments of $0.5 million were made in January 2019 for the 2016 TSR awards. Payments, if any, for the 2019 and 2020 TSR awards are expected to be made in January 2022 and January 2023, respectively. As of December 31, 2020 and 2019, we had $6.0 million and $4.0 million, respectively, recorded as a liability related to TSR awards in compensation and other employee benefits and other non-current liabilities on the Consolidated Balance Sheets.
NOTE 18
SHAREHOLDERS' EQUITY
As of December 31, 2020, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2020, there were 11.6 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2020 and 2019.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 2.6 million shares of common stock authorized under this plan. At December 31, 2020, we had a remaining balance of 0.9 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.

NOTE 19
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table comprises selected financial data for the years ended December 31, 2020 and 2019:

	2020 QUARTERS				2019 QUARTERS
(In thousands, except per share data)	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$351,734	$336,063	$352,415	$355,317	$325,906	$331,589	$359,873	$365,157
Gross profit ¹	32,041	24,246	32,181	35,686	30,310	31,036	32,350	34,269
Operating income	12,483	2,430	14,837	13,725	10,391	11,193	12,416	15,649
Net income	8,668	1,111	10,391	16,781	7,074	7,617	7,841	10,644
Basic earnings per share	$0.75	$0.10	$0.89	$1.44	$0.63	$0.66	$0.69	$0.92
Diluted earnings per share	$0.74	$0.09	$0.88	$1.42	$0.62	$0.66	$0.67	$0.91
Weighted average number of shares outstanding
Basic	11,545	11,607	11,621	11,624	11,292	11,455	11,506	11,515
Diluted	11,745	11,745	11,751	11,782	11,399	11,605	11,678	11,728
¹ Gross profit is calculated as revenue minus cost of revenue

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director	March 2, 2021
/s/ Susan D. Lynch Susan D. Lynch	Senior Vice President and Chief Financial Officer	March 2, 2021
/s/ William B. Noon William B. Noon	Corporate Vice President and Chief Accounting Officer	March 2, 2021
/s/ Louis J. Giuliano Louis J. Giuliano	Director	March 2, 2021
/s/ Bradford J. Boston Bradford J. Boston	Director	March 2, 2021
/s/ Mary L. Howell Mary L. Howell	Director	March 2, 2021
/s/ William F. Murdy William F. Murdy	Director	March 2, 2021
/s/ Melvin F. Parker Melvin F. Parker	Director	March 2, 2021
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 2, 2021
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 2, 2021
/s/ Phillip C. Widman Phillip C. Widman	Director	March 2, 2021