Form 10-Q
period 2021-04-02
Vectrus, Inc.
filed 2021-05-11
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
or
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
As of May 7, 2021, there were 11,721,003 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share data)	2021	2020
Revenue	$434,004	$351,734
Cost of revenue	393,648	319,693
Selling, general, and administrative expenses	23,823	19,558
Operating income	16,533	12,483
Interest expense, net	(1,932)	(1,703)
Income from operations before income taxes	14,601	10,780
Income tax expense	2,553	2,112
Net income	$12,048	$8,668

Earnings per share
Basic	$1.03	$0.75
Diluted	$1.02	$0.74
Weighted average common shares outstanding - basic	11,648	11,545
Weighted average common shares outstanding - diluted	11,827	11,745
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2021	2020
Net income	$12,048	$8,668
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	295	(1,386)
Net change in fair value of foreign currency forward contracts	(396)	(261)
Tax benefit	24	357
Net change in derivative instruments	(77)	(1,290)
Foreign currency translation adjustments, net of tax	(2,356)	(1,934)
Other comprehensive loss net of tax	(2,433)	(3,224)
Total comprehensive income	$9,615	$5,444

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 2,	December 31,
(In thousands, except share information)	2021	2020
Assets
Current assets
Cash and cash equivalents	$38,347	$66,949
Restricted cash	1,778	1,778
Receivables	359,182	314,959
Other current assets	27,319	24,702
Total current assets	426,626	408,388
Property, plant, and equipment, net	21,410	22,573
Goodwill	315,401	339,702
Intangible assets, net	71,254	48,105
Right-of-use assets	20,802	18,718
Other non-current assets	6,839	6,325
Total non-current assets	435,706	435,423
Total Assets	$862,332	$843,811
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$197,447	$159,586
Compensation and other employee benefits	56,349	79,568
Short-term debt	9,200	8,600
Other accrued liabilities	41,249	40,657
Total current liabilities	304,245	288,411
Long-term debt, net	166,383	168,751
Deferred tax liability	41,999	39,386
Other non-current liabilities	35,239	42,325
Total non-current liabilities	243,621	250,462
Total liabilities	547,866	538,873
Commitments and contingencies (Note 10)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,700,232 and 11,624,717 shares issued and outstanding as of April 2, 2021 and December 31, 2020, respectively	117	116
Additional paid in capital	82,735	82,823
Retained earnings	234,074	222,026
Accumulated other comprehensive loss	(2,460)	(27)
Total shareholders' equity	314,466	304,938
Total Liabilities and Shareholders' Equity	$862,332	$843,811

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2021	2020
Operating activities
Net income	$12,048	$8,668
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,548	996
Amortization of intangible assets	2,450	1,015
Loss on disposal of property, plant, and equipment	43	—
Stock-based compensation	2,622	2,367
Amortization of debt issuance costs	232	99
Changes in assets and liabilities:
Receivables	(46,544)	3,942
Other assets	(3,785)	(5,715)
Accounts payable	42,054	(162)
Deferred taxes	2,716	(1,522)
Compensation and other employee benefits	(22,818)	(9,733)
Other liabilities	(12,295)	1,182
Net cash (used in) provided by operating activities	(21,729)	1,137
Investing activities
Purchases of capital assets	(2,611)	(917)
Net cash used in investing activities	(2,611)	(917)
Financing activities
Repayments of long-term debt	(2,000)	(1,500)
Proceeds from revolver	110,000	144,000
Repayments of revolver	(110,000)	(29,000)
Proceeds from exercise of stock options	113	1
Payments of employee withholding taxes on share-based compensation	(2,184)	(1,787)
Net cash (used in) provided by financing activities	(4,071)	111,714
Exchange rate effect on cash	(191)	(1,080)
Net change in cash, cash equivalents and restricted cash	(28,602)	110,854
Cash, cash equivalents and restricted cash-beginning of year	68,727	35,318
Cash, cash equivalents and restricted cash-end of period	$40,125	$146,172

Supplemental disclosure of cash flow information:
Interest paid	$1,371	$1,469
Income taxes (refunded) paid	$(97)	$36
Purchase of capital assets on account	$(132)	$(606)

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income				8,668		8,668
Foreign currency translation adjustments					(1,934)	(1,934)
Unrealized loss on cash flow hedge					(1,290)	(1,290)
Employee stock awards and stock options	64	1	—			1
Taxes withheld on restricted stock unit compensation awards			(1,787)			(1,787)
Stock-based compensation			1,720			1,720
Balance at April 3, 2020	11,588	$116	$78,690	$193,743	$(8,306)	$264,243

Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income				12,048		12,048
Foreign currency translation adjustments					(2,356)	(2,356)
Unrealized loss on cash flow hedge					(77)	(77)
Employee stock awards and stock options	75	1	113			114
Taxes withheld on stock compensation awards			(2,184)			(2,184)
Stock-based compensation			1,983			1,983
Balance at April 2, 2021	11,700	$117	$82,735	$234,074	$(2,460)	$314,466

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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (April 2, 2021 for the first quarter of 2021 and April 3, 2020 for the first quarter of 2020), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.
Restricted Cash
The Company had restricted cash of $1.8 million related to collateral security for an outstanding letter of credit at both April 2, 2021 and December 31, 2020.
Reconciliation of cash, cash equivalents and restricted cash as of April 2, 2021 and December 31, 2020 are presented in the following table:

(In thousands)	April 2, 2021	December 31, 2020
Cash and cash equivalents	$38,347	$66,949
Restricted cash	1,778	1,778
Total cash, cash equivalents and restricted cash	$40,125	$68,727
Deferred Compensation Plan
During the first quarter of 2021, the Company established a non-qualified deferred compensation plan under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets, liabilities and operating expenses were not material for the quarter ended April 2, 2021.

NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
Accounting Standards Issued but Not Yet Effective
There were no accounting standards issued during the first quarter of 2021 that are expected to have a material impact on the Company's financial statements.
Accounting Standards That Were Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). The objectives of ASU 2019-12 are (i) to simplify the accounting for income taxes by removing certain exceptions, (ii) to update certain requirements to simplify the accounting for income taxes, and (iii) to make minor codification improvements for income taxes. The Company adopted the standard as of January 1, 2021 and it did not have a material impact on the Company’s financial statements.
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
Remaining performance obligations as of April 2, 2021 and December 31, 2020 are presented in the following table:

	April 2,	December 31,
(In millions)	2021	2020
Performance Obligations	$1,289	$993
We expect to recognize approximately 62% of the remaining performance obligations as of April 2, 2021 as revenue in 2021, and the remaining 38% during 2022.

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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three months ended April 2, 2021 and April 3, 2020 were unfavorable to operating income by $1.3 million and $2.3 million, respectively.
For the three months ended April 2, 2021 and April 3, 2020 the cumulative catch-up adjustments to operating income decreased revenue by $1.9 million and $1.6 million, respectively.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract. On a cost-plus type contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers. On cost-plus type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed price element. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost. On most of our contracts, a cost-reimbursable element captures consumable materials required for the contract. Typically, these costs do not bear fees.
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
The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three months ended April 2, 2021 and April 3, 2020 is as follows:

	Three Months Ended
	April 2,	April 3,	%
(In thousands)	2021	2020	Change
Cost-plus and cost-reimbursable ¹	$305,247	$256,319	19.1%
Firm-fixed-price	128,757	95,415	34.9%
Total revenue	$434,004	$351,734

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the three months ended April 2, 2021 and April 3, 2020 is as follows:

	Three Months Ended
	April 2,	April 3,	%
(In thousands)	2021	2020	Change
Middle East	$241,813	$237,937	1.6%
United States	151,582	81,469	86.1%
Europe	40,609	32,328	25.6%
Total revenue	$434,004	$351,734

Revenue by contract relationship for the three months ended April 2, 2021 and April 3, 2020 is as follows:

	Three Months Ended
	April 2,	April 3,	%
(In thousands)	2021	2020	Change
Prime contractor	$403,262	$333,393	21.0%
Subcontractor	30,742	18,341	67.6%
Total revenue	$434,004	$351,734

Revenue by customer for the three months ended April 2, 2021 and April 3, 2020 is as follows:

	Three Months Ended
	April 2.	April 3,	%
(In thousands)	2021	2020	Change
Army	$257,349	$247,555	4.0%
Air Force	78,170	73,341	6.6%
Navy	56,427	15,237	270.3%
Other	42,058	15,601	169.6%
Total revenue	$434,004	$351,734
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
As of April 2, 2021 and December 31, 2020, we had contract assets of $234.4 million and $203.1 million, respectively. Refer to Note 5, "Receivables" for additional information regarding the composition of our receivable balances. As of both April 2, 2021 and December 31, 2020, our contract liabilities were insignificant.
NOTE 4
ACQUISITIONS
Zenetex
On December 31, 2020, we acquired Zenetex, LLC (Zenetex) a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhance protection for defense and national security clients globally.
The total net consideration paid for the acquisition was approximately $117.9 million, consisting of the purchase price of $123.1 million, net of cash acquired, less $5.2 million for a working capital shortfall compared with the working capital requirement agreed upon in the stock purchase agreement. The acquisition was funded by utilizing available capacity from our Amended Revolver (as defined in Note 7, “Debt”) and cash on hand.

A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$40,152
Deferred taxes	88
Other current assets	1,261
Property, plant and equipment	1,116
Goodwill	47,207
Intangible assets	54,200
Right-of-use assets	7,930
Accounts payable	(7,381)
Other current liabilities	(6,288)
Accrued compensation	(12,087)
Lease liabilities	(8,275)
Other non-current liabilities	(55)
Purchase price, net of cash acquired	$117,868

Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date. The Condensed Consolidated Statement of Income for the first three months of 2021 was not impacted by any such adjustments.
The Company recognized customer related intangible assets arising from the acquisition. The fair value was $54.2 million with an amortization period of 11.8 years. Additionally, the Company recognized goodwill of $47.2 million arising from the acquisition, which relates primarily to acquired product and services strengthening our position as leading fully-integrated provider in the converged infrastructure market, as well as extending our operations and maintenance services to increase content and scope at client installations. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Zenetex acquisition is fully deductible for income tax purposes.
Zenetex's results of operations have been included in our Consolidated Statements of Income for the periods subsequent to acquisition on December 31, 2020. For the quarter ended April 2, 2021, Zenetex contributed $64.9 million of revenue and $2.7 million of income from operations before income taxes. For the quarter ended April 3, 2020, on a pro forma basis, the acquired business would have recognized revenue of $55.9 million and an insignificant amount of income from operations before income taxes after pro forma adjustments.
HHB
On December 31, 2020, we acquired Higgins, Hermansen, Banikas, LLC (HHB). HHB is a leading provider of high-end solutions for facilities management, logistics, engineering, enterprise operations and asset management solutions for supporting Intelligence Community (IC) projects. The total net consideration paid for the acquisition was approximately $15.5 million. The acquisition was funded by utilizing available capacity from our Amended Revolver and cash on hand.
The Company recognized a customer related intangible assets arising from the acquisition. The fair value was $8.6 million with an amortization period of 7.4 years. Additionally, the Company recognized goodwill of $6.1 million arising from the acquisition, which relates primarily to growth opportunities in the intelligence community as a converged infrastructure provider. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the HHB acquisition is fully deductible for income tax purposes.
The remainder of the preliminary purchase price allocation was primarily working capital.
Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date. The Condensed Consolidated Statement of Income for the first three months of 2021 was not impacted by any such adjustments.

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	April 2, 2021	December 31, 2020
Billed receivables	$115,574	$102,045
Unbilled receivables (contract assets)	234,358	203,127
Other	9,250	9,787
Total receivables	$359,182	$314,959
As of April 2, 2021 and December 31, 2020, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the April 2, 2021 contract assets during 2021. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended April 2, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$339,702
Adjustments to preliminary purchase price allocation of Zenetex	(19,717)
Adjustments to preliminary purchase price allocation of HHB	(4,584)
Balance at April 2, 2021	$315,401
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Identifiable intangible assets consist of the following:

	April 2, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$74,400	$(8,665)	$65,735	$48,800	$(6,645)	$42,155
Customer contracts	7,200	(2,500)	4,700	7,200	(2,133)	5,067
Trade names and other	1,244	(425)	819	1,243	(360)	883
Balance	$82,844	$(11,590)	$71,254	$57,243	$(9,138)	$48,105
Identifiable intangible asset amortization expense was $2.5 million and $1.0 million for the three months ended April 2, 2021 and April 3, 2020, respectively. As of April 2, 2021, the remaining average intangible asset amortization period was 9.9 years.

The estimated amortization expense for the next five years is as follows (in thousands):

Period	Amortization
2021 (excluding the three months ended April 2, 2021)	$7,328
2022	$8,257
2023	$8,157
2024	$7,050
2025	$6,253
After 2025	$34,209
NOTE 7
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring on December 24, 2020 and is collectively referred to as the Amended Agreement. The credit agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of April 2, 2021.
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
The Amended Term Loan amortizes in an amount equal to $2.0 million per quarter for the fiscal quarters ending April 2, 2021 through September 30, 2021, $2.6 million for the fiscal quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of April 2, 2021 the balance outstanding under the Amended Term Loan was $62.0 million.
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of April 2, 2021, there were two letters of credit outstanding in the aggregate amount of $2.4 million, and $115.0 million outstanding borrowings under the Amended Revolver resulting in borrowing capacity of $152.6 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.
The aggregate scheduled maturities of the Amended Term Loan and Amended Revolver as of April 2, 2021, are as follows:

(In thousands)	Payments due
2021 (excluding the three months ended April 2, 2021)	$6,600
2022	170,400
Total	$177,000
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
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.50 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of April 2, 2021, we had a ratio of total consolidated indebtedness to EBITDA of 2.00 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 19.53 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of April 2, 2021.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at April 2, 2021 was 2.36%.
Carrying Value and Fair Value. As of April 2, 2021 and December 31, 2020, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
NOTE 8
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
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $46.7 million at April 2, 2021, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments in our balance sheet for our interest rate hedges in the Condensed Consolidated Balance Sheets as of April 2, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$970
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$500
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of December 31, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$1,015
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$750
We regularly assess the creditworthiness of the counterparty. As of April 2, 2021, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative losses of $0.3 million and $0.1 million were recognized in interest expense, net in our Condensed Consolidated Statements of Income during the first quarters of 2021 and 2020, respectively. We expect $1.0 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of April 2, 2021 to be recognized in earnings within the next 12 months.
Foreign Currency Derivative Instruments
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of April 2, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other current assets	$77
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$69
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of December 31, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other current assets	$404

At April 2, 2021, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $5.8 million and expiration dates through December 2021.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of April 2, 2021.
Net foreign currency derivative gains of $0.1 million and losses of $0.1 million were recognized in selling, general and administrative expenses during the first quarters of 2021 and 2020, respectively. We expect less than $0.1 million of existing foreign currency forward contract gains reported in accumulated other comprehensive loss as of April 2, 2021 to be recognized in earnings within the next 12 months.
NOTE 9
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
The components of lease expense are as follows:

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Operating lease expense	$1,825	$2,964
Variable lease expense	203	170
Short-term lease expense	13,448	10,690
Total lease expense	$15,476	$13,824
Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	April 2, 2021	December 31, 2020
Right-of-use assets	$20,802	$18,718

Current lease liabilities (recorded in other accrued liabilities)	$6,093	$6,245
Long-term lease liabilities (recorded in other non-current liabilities)	16,374	13,970
Total operating lease liabilities	$22,467	$20,215
Additional right-of-use assets of $3.9 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first three months of 2021.
The weighted average remaining lease term and discount rate for our operating leases at April 2, 2021 was 5.27 years and 4.1%, respectively.
Maturities of lease liabilities at April 2, 2021 were as follows:

(In thousands)	Payments due
2021 (excluding the three months ended April 2, 2021)	$5,322
2022	5,069
2023	4,157
2024	2,950
2025	2,365
After 2025	5,396
Total minimum lease payments	25,259
Less: Imputed interest	(2,792)
Total operating lease liabilities	$22,467

NOTE 10
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $12.0 million and $11.7 million as of April 2, 2021 and December 31, 2020, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent and U.S. government regarding the these cost adjustments from 2007 through 2014 and believe that our potential cumulative liability for these years is insignificant. Between June 2019 and June 2020, the U.S. government provided us with the Contracting Officers Final Decision (COFD) for the years from 2007 through 2010 and 2013 related to Former Parent costs. We filed appeals of the COFDs with the Armed Services Board of Contract Appeals (ASBCA). The ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through May 12, 2021, to enable ongoing discussions regarding the matter between Vectrus and our Former Parent. In addition, we filed a motion to consolidate both appeals, which was granted. On March 31, 2021, the U.S. government issued a consolidated COFD for 2011, 2012 and 2014. We have requested the government rescind or reconsider the COFD as it contains errors, however, we will appeal to the ASBCA if the COFD is not rescinded. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S governments decision in this matter.

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
NOTE 11
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Compensation costs for equity-based awards	$1,983	$1,720
Compensation costs for liability-based awards	639	647
Total compensation costs, pre-tax	$2,622	$2,367
Future tax benefit	$569	$511
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of April 2, 2021, total unrecognized compensation costs related to equity-based awards and liability-based awards were $9.9 million and $5.3 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.02 years and 2.04 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the three months ended April 2, 2021:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	74	$23.37	253	$41.67
Granted	—	$—	118	$58.25
Exercised	(5)	$20.62	—	$—
Vested	—	$—	(106)	$58.92
Forfeited or expired	—	$—	(3)	$55.04
Outstanding at April 2, 2021	69	$23.59	262	$50.41

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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the three months ended April 2, 2021, we granted TSR awards with an aggregate target TSR value of $2.7 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
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
For the three months ended April 2, 2021 and April 3, 2020, we recorded income tax provisions of $2.6 million and $2.1 million, representing effective income tax rates of 17.5% and 19.6%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
Uncertain Tax Provisions
As of April 2, 2021, and December 31, 2020, unrecognized tax benefits from uncertain tax positions were $8.0 million and $7.4 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction as the Company reserves a portion of the FDII benefit claimed or expected to be claimed on tax return filings.
NOTE 13
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

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share data)	2021	2020
Net income	$12,048	$8,668

Weighted average common shares outstanding	11,648	11,545
Add: Dilutive impact of stock options	43	41
Add: Dilutive impact of restricted stock units	136	159
Diluted weighted average common shares outstanding	11,827	11,745

Earnings per share
Basic	$1.03	$0.75
Diluted	$1.02	$0.74

The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2021	2020
Anti-dilutive stock options	—	—
Anti-dilutive restricted stock units	1	1
Total	1	1

NOTE 14. MULTIEMPLOYER PENSION PLANS

Certain Company employees that perform work on contracts within the continental United States participate in multiemployer pension plans of which the Company is not the sponsor. Expense recognized for these plans was $0.2 million and $1.0 million for the three months ended April 2, 2021 and April 3, 2020, respectively, covering one and eight separate plans, respectively. The decrease in expense and the amount of multiemployer pension plan participation by the Company is attributable to the completion of a subcontract in September 2020. At the time the contract was completed, the individuals ceased being Vectrus employees. Those employees were hired by the successor contractor who then inherited the contractual obligation to fund the related multiemployer pension plans on the individual's behalf.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to the potential impact of the novel coronavirus pandemic (COVID-19) and its impact on us, our operations, or our future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus is a leading provider of global service solutions with a history in the services market that dates back more than 75 years. The company provides facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital technology services primarily to U.S. government customers around the world. Vectrus is differentiated by operational excellence, superior program performance, a history of long-term customer relationships and a strong commitment to its clients’ mission success.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended April 2, 2021 and April 3, 2020, we had total revenue of $434.0 million and $351.7 million, respectively, substantially all of which was derived from U.S. government customers. For the three months ended April 2, 2021 and April 3, 2020, we generated approximately 59% and 70% of our total revenue from the U.S. Army, respectively.
Executive Summary
Our revenue increased $82.3 million, or 23.4%, for the three months ended April 2, 2021 compared to the three months ended April 3, 2020. The increase in revenue was attributable to a $13.4 million expansion on our existing contracts and $68.9 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Europe and Middle East programs increased by $70.1 million, $8.3 million, and $3.9 million, respectively.
Operating income for the three months ended April 2, 2021, was $16.5 million, an increase of $4.1 million, or 32.4%, compared to the three months ended April 3, 2020. The increase was due to $2.7 million of operating income from the Zenetex acquisition and improved operating performance.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative catch-up adjustments due to aggregate changes in contract estimates decreased operating income by $1.3 million and $2.3 million for the three months ended April 2, 2021 and April 3, 2020, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three months ended April 2, 2021, compared to the three months ended April 3, 2020, are contained in the "Discussion of Financial Results" section.
Recent Developments
Information regarding certain significant contracts is discussed in "Significant Contracts" below.
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
For the three months ended April 2, 2021, the impact of COVID-19 was immaterial to our financial results.
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
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the three months ended April 2, 2021 and April 3, 2020:

	% of Total Revenue
	Three Months Ended
Contract Name	April 2, 2021	April 3, 2020
Kuwait Base Operations and Security Support Services (K-BOSSS)	27.0%	35.1%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	10.8%	15.8%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The K-BOSSS contract currently is exercised through September 28, 2021. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. The K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019. The K-BOSSS contract contributed $117 million and $124 million of revenue for the three months ended April 2, 2021 and April 3, 2020, respectively.

On December 29, 2020, the US Army announced that Vectrus Systems Corporation (VSC), our wholly-owned subsidiary was awarded an $882.5 million cost-plus-fixed-fee contract to continue Operations, Maintenance, and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). Work will be based in Kuwait with additional locations throughout Southeast Asia. On March 8, 2021, the Government received a protest from a competitor, which was filed at the Government Accountability Office (GAO). The GAO decision is due by June 16, 2021. Vectrus is performing services under an extension contract to the predecessor OMDAC contract pending the GAO decision. The estimated completion date is December 26, 2025. The OMDAC-SWACA contract contributed $47 million and $55 million of revenue for the three months ended April 2, 2021 and April 3, 2020, respectively.
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
For the three months ended April 2, 2021, total backlog decreased by $513 million due to the OMDAC protest which was partially offset by an increase in the K-BOSSS backlog. The following is a summary of our backlog as of April 2, 2021 and December 31, 2020:

	April 2,	December 31,
(In millions)	2021	2020
Funded backlog	$908	$843
Unfunded backlog	3,643	4,221
Total backlog	$4,551	$5,064

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $427.5 million during the three months ended April 2, 2021, which was an decrease of $529.6 million compared to the three months ended April 3, 2020.
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
The U.S. government's FY begins on October 1 and ends on September 30. On February 10, 2020 the Administration submitted the FY 2021 budget, which provides $741 billion in discretionary funding for national defense and includes $672 billion in base funding and $69 billion in overseas contingency operations funding. The approved funding is in accordance with the Bipartisan Budget Act of 2019. On January 1, 2021, the $741 billion National Defense Authorization Act became law.
On April 9, 2021, the Biden Administration introduced the initial FY 2022 discretionary budget plan. The proposal requests $753 billion in discretionary funding for national defense and includes $715 billion for the DoD. The $715 billion DoD request compares to the FY 2021 enacted amount of $704 billion. While a proposal has been introduced, risks remain to FY 2022 as the budget has not yet been passed.

There are risks associated with the timing and amount of future appropriations. If annual appropriations bills are not enacted, the U.S. government may operate under a CR, restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, including the DoD, could arise. Future CR’s and government shutdowns may lead to delays in procurement of services due to lack of funding, and those delays may adversely affect our revenue, results of operations and cash flow. Finally, there remains uncertainty surrounding future discretionary defense funding levels and priorities of the Administration and Congress, which could adversely impact demand for our services.
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
DISCUSSION OF FINANCIAL RESULTS
Three months ended April 2, 2021, compared to three months ended April 3, 2020
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	April 2, 2021	April 3, 2020	$	%
Revenue	$434,004	$351,734	$82,270	23.4%
Cost of revenue	393,648	319,693	73,955	23.1%
% of revenue	90.7%	90.9%
Selling, general, and administrative expenses	23,823	19,558	4,265	21.8%
% of revenue	5.5%	5.6%
Operating income	16,533	12,483	4,050	32.4%
Operating margin	3.8%	3.5%
Interest expense, net	(1,932)	(1,703)	(229)	13.4%
Income from operations before income taxes	14,601	10,780	3,821	35.4%
% of revenue	3.4%	3.1%
Income tax expense	2,553	2,112	441	20.9%
Effective income tax rate	17.5%	19.6%
Net Income	$12,048	$8,668	$3,380	39.0%
Revenue
Revenue for the three months ended April 2, 2021 was $434.0 million, an increase of $82.3 million, or 23.4%, as compared to the three months ended April 3, 2020. The increase in revenue was attributable to a $13.4 million expansion on our existing contracts and $68.9 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Europe and Middle East programs increased by $70.1 million, $8.3 million, and $3.9 million, respectively.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.7% compared to 90.9% for the three months ended April 2, 2021 and April 3, 2020, respectively. The increase in cost of revenue of $74.0 million, or 23.1%, for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily due to the volume fluctuations described for revenue.
Selling, General, & Administrative (SG&A) Expenses
For the three months ended April 2, 2021, SG&A expenses of $23.8 million increased by $4.3 million, or 21.8%, as compared to the April 3, 2020. The increase was primarily due to the addition of SG&A expenses from Zenetex and HHB.

Operating Income
Operating income for the three months ended April 2, 2021 increased by $4.1 million, or 32.4%, as compared to the three months ended April 3, 2020. The increase was due to $2.7 million of operating income from the Zenetex acquisition and improved operating performance.
Operating income as a percentage of revenue was 3.8% for the three months ended April 2, 2021, compared to 3.5% for the three months ended April 3, 2020.
Aggregate cumulative catch-up adjustments decreased operating income by $1.3 million and $2.3 million for the three months ended April 2, 2021 and April 3, 2020, respectively. The aggregate cumulative catch-up adjustments for the three months ended April 2, 2021 and April 3, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs (ODCs).
Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended April 2, 2021 and April 3, 2020 was as follows:

	Three Months Ended		Change
(In thousands, except for percentages)	April 2, 2021	April 3, 2020	$	%
Interest income	$25	$31	$(6)	(19.3)%
Interest expense	(1,957)	(1,734)	223	12.9%
Interest expense, net	$(1,932)	$(1,703)	$229	13.5%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $0.2 million for the three months ended April 2, 2021 compared to the three months ended April 3, 2020 was due to the use of our revolving credit facility in 2021 for the December 31, 2020 acquisitions of Zenetex and HHB.
Income Tax Expense
We recorded income tax expense of $2.6 million and $2.1 million, for the three months ended April 2, 2021 and April 3, 2020, respectively, representing effective income tax rates of 17.5% and 19.6%, respectively.
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
To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. To meet current and potential short-term working capital requirements and strengthen the Company's cash position in response to COVID-19 uncertainties, Vectrus drew $115 million from its revolving credit facility during the first quarter of 2020. This amount was repaid in full during the second quarter of 2020. Vectrus had net debt of $138.7 million as of April 2, 2021 and $112.1 million as of December 31, 2020. At April 2, 2021, there were $115.0 million of outstanding borrowings under the Amended Revolver that were used for the December 31, 2020 acquisitions of Zenetex and HHB.
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

The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $18.0 million of our total $38.3 million in unrestricted cash at April 2, 2021 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring December 24,2020 and is collectively referred to as the Amended Agreement. The Amended Agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver).
At April 2, 2021, there were two letters of credit outstanding in the aggregate amount of $2.4 million, which reduced our borrowing availability under the Amended Revolver to $152.6 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 73 and 66 days as of April 2, 2021 and December 31, 2020, respectively. Strong collections in the fourth quarter of 2020 impacted the DSO performance in the first quarter of 2021.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Operating activities	$(21,729)	$1,137
Investing activities	(2,611)	(917)
Financing activities	(4,071)	111,714
Foreign exchange[1]	(191)	(1,080)
Net change in cash, cash equivalents and restricted cash	$(28,602)	$110,854
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the three months ended April 2, 2021 consisted of outflows for net working capital requirements of $35.7 million and other long-term assets and liabilities of $4.9 million, partially offset by cash inflows from net income of $12.0 million and non-cash items of $6.9 million. The net working capital outflows were largely from increases in accounts receivable partially offset by increases in accounts payable and accrued compensation.
Net cash provided by operating activities during the three months ended April 3, 2020 consisted of net income of $8.7 million and non-cash items of $4.5 million. Net cash used in operating activities consisted of net increases to working capital of $9.7 million, primarily due to the timing of payments of compensation and other employee benefits and prepaid expenses partially offset by increased collections of accounts receivable. Net decreases in other long-term liabilities and assets resulted in an additional $2.4 million of operating cash outflows.
Net cash used in investing activities for the three months ended April 2, 2021 and April 3, 2020 consisted of $2.6 million and $0.9 million, respectively, of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations.

Net cash used in financing activities during the three months ended April 2, 2021 consisted of payments related to employee withholding taxes on share-based compensation of $2.2 million and repayments of long-term debt of $2.0 million offset by $0.1 million received from the exercise of stock options. During the three months ended April 2, 2021, we borrowed and repaid $110.0 million on the Amended Revolver.
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
Capital Resources
At April 2, 2021, we held unrestricted cash of $38.3 million, which included $18.0 million held by foreign subsidiaries, and had $152.6 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at April 2, 2021, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
During the three months ended April 2, 2021, we paid $2.0 million in quarterly installment payments on the Amended Term Loan. See Note 9, "Leases" for additional contractual obligation information.
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
We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill and other intangible assets, and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 on the global economy; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost- reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; and terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors contained below under Part II, Item 1A, “Risk Factors,” and described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at April 2, 2021.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.2 million change in our annual cash interest expenses, net of interest rate swaps in place as of April 2, 2021 to hedge a portion of this risk
Assuming our Amended Revolver was fully drawn to a principal amount equal to $270.0 million, each one percentage point change in interest rates would result in a $2.7 million change in our annual cash interest expense.
As of April 2, 2021, the notional value of our interest rate swap agreements totaled $46.7 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 8, "Derivative Instruments" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of April 2, 2021, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $5.8 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of April 2, 2021, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
We substantially completed the implementation of our new Enterprise Resource Planning (“ERP”) system during our fiscal quarter ended April 2, 2021. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the matters noted above, there was no change in our internal control over financial reporting that occurred during the period ended April 2, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Refer to Note 10 "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
None
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

101	The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: May 11, 2021