Form 10-Q
period 2021-07-02
Vectrus, Inc.
filed 2021-08-10
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
or
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
As of August 4, 2021, there were 11,724,717 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share data)	2021	2020	2021	2020
Revenue	$470,845	$336,063	$904,849	$687,797
Cost of revenue	422,660	311,817	816,308	631,510
Selling, general, and administrative expenses	25,605	21,816	49,427	41,374
Operating income	22,580	2,430	39,114	14,913
Interest expense, net	(2,253)	(1,346)	(4,186)	(3,048)
Income from operations before income taxes	20,327	1,084	34,928	11,865
Income tax expense (benefit)	4,393	(27)	6,946	2,086
Net income	$15,934	$1,111	$27,982	$9,779

Earnings per share
Basic	$1.36	$0.10	$2.40	$0.84
Diluted	$1.35	$0.09	$2.37	$0.83
Weighted average common shares outstanding - basic	11,715	11,607	11,681	11,575
Weighted average common shares outstanding - diluted	11,828	11,745	11,823	11,742
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2021	2020	2021	2020
Net income	$15,934	$1,111	$27,982	$9,779
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	230	60	524	(1,325)
Net change in fair value of foreign currency forward contracts	(100)	395	(495)	134
Tax (expense) benefit	(51)	(98)	(27)	258
Net change in derivative instruments	79	357	2	(933)
Foreign currency translation adjustments, net of tax	430	2,470	(1,926)	536
Other comprehensive income (loss) net of tax	509	2,827	(1,924)	(397)
Total comprehensive income	$16,443	$3,938	$26,058	$9,382

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 2,	December 31,
(In thousands, except share information)	2021	2020
Assets
Current assets
Cash and cash equivalents	$69,803	$66,949
Restricted cash	—	1,778
Receivables	353,813	314,959
Other current assets	27,594	24,702
Total current assets	451,210	408,388
Property, plant, and equipment, net	22,612	22,573
Goodwill	317,608	339,702
Intangible assets, net	68,818	48,105
Right-of-use assets	26,997	18,718
Other non-current assets	8,902	6,325
Total non-current assets	444,937	435,423
Total Assets	$896,147	$843,811
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$175,002	$159,586
Compensation and other employee benefits	90,646	79,568
Short-term debt	9,800	8,600
Other accrued liabilities	41,223	40,657
Total current liabilities	316,671	288,411
Long-term debt, net	163,997	168,751
Deferred tax liability	39,709	39,386
Other non-current liabilities	42,946	42,325
Total non-current liabilities	246,652	250,462
Total liabilities	563,323	538,873
Commitments and contingencies (Note 10)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,724,430 and 11,624,717 shares issued and outstanding as of July 2, 2021 and December 31, 2020, respectively	117	116
Additional paid in capital	84,650	82,823
Retained earnings	250,008	222,026
Accumulated other comprehensive loss	(1,951)	(27)
Total shareholders' equity	332,824	304,938
Total Liabilities and Shareholders' Equity	$896,147	$843,811

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 2,	July 3,
(In thousands)	2021	2020
Operating activities
Net income	$27,982	$9,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,097	1,971
Amortization of intangible assets	4,891	2,028
Loss on disposal of property, plant, and equipment	60	—
Stock-based compensation	4,923	5,411
Amortization of debt issuance costs	463	193
Changes in assets and liabilities:
Receivables	(38,882)	9,429
Other assets	(4,063)	(7,938)
Accounts payable	18,784	(6,021)
Deferred taxes	370	(2,735)
Compensation and other employee benefits	11,285	7,037
Other liabilities	(14,884)	15,252
Net cash provided by operating activities	14,026	34,406
Investing activities
Purchases of capital assets and intangibles	(4,833)	(2,246)
Proceeds from the disposition of assets	16	—
Business acquisition purchase price adjustment	262	—
Contribution to joint venture	(1,846)	—
Net cash used in investing activities	(6,401)	(2,246)
Financing activities
Repayments of long-term debt	(4,000)	(3,000)
Proceeds from revolver	215,000	144,000
Repayments of revolver	(215,000)	(144,000)
Proceeds from exercise of stock options	113	59
Payment of debt issuance costs	(17)	—
Payments of employee withholding taxes on share-based compensation	(2,272)	(1,873)
Net cash used in financing activities	(6,176)	(4,814)
Exchange rate effect on cash	(373)	55
Net change in cash, cash equivalents and restricted cash	1,076	27,401
Cash, cash equivalents and restricted cash-beginning of year	68,727	35,318
Cash, cash equivalents and restricted cash-end of period	$69,803	$62,719

Supplemental disclosure of cash flow information:
Interest paid	$3,111	$2,527
Income taxes paid	$5,747	$70
Purchase of capital assets on account	$618	$447

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income				8,668		8,668
Foreign currency translation adjustments					(1,934)	(1,934)
Unrealized loss on cash flow hedge					(1,290)	(1,290)
Employee stock awards and stock options	64	1	—			1
Taxes withheld on restricted stock unit compensation awards			(1,787)			(1,787)
Stock-based compensation			1,720			1,720
Balance at April 3, 2020	11,588	$116	$78,690	$193,743	$(8,306)	$264,243
Net income				1,111		1,111
Foreign currency translation adjustments					2,470	2,470
Unrealized gain on cash flow hedge					357	357
Employee stock awards and stock options	32	—	58			58
Taxes withheld on restricted stock unit compensation awards			(86)			(86)
Stock-based compensation			1,282			1,282
Balance at July 3, 2020	11,620	$116	$79,944	$194,854	$(5,479)	$269,435

Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income				12,048		12,048
Foreign currency translation adjustments					(2,356)	(2,356)
Unrealized loss on cash flow hedge					(77)	(77)
Employee stock awards and stock options	75	1	113			114
Taxes withheld on stock compensation awards			(2,184)			(2,184)
Stock-based compensation			1,983			1,983
Balance at April 2, 2021	11,700	$117	$82,735	$234,074	$(2,460)	$314,466
Net income				15,934		15,934
Foreign currency translation adjustments					430	430
Unrealized loss on cash flow hedge					79	79
Employee stock awards and stock options	24	—	—			—
Taxes withheld on restricted stock unit compensation awards			(88)			(88)
Stock-based compensation			2,003			2,003
Balance at July 2, 2021	11,724	$117	$84,650	$250,008	$(1,951)	$332,824
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
Vectrus, Inc. is a leading provider of services to the United States Government (U.S. government) worldwide. The Company operates as one segment and provides the following services and offerings: facility and base operations, supply chain and logistics services, information technology mission support, and engineering and digital integration services, including integration, security, maintenance, repair and overhaul.
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
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (July 2, 2021 for the second quarter of 2021 and July 3, 2020 for the second quarter of 2020), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Deferred Compensation Plan
During the first quarter of 2021, the Company established a non-qualified deferred compensation plan under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets and liabilities as of July 2, 2021 and operating expenses for the three and six months ended July 2, 2021 were not material.
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
Accounting Standards Issued but Not Yet Effective
There were no accounting standards issued during the first half of 2021 that are expected to have a material impact on the Company's financial statements.
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
The Company's performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue. Determining progress on performance obligations requires us to make judgments that affect the timing of revenue recognition. Remaining performance obligations represent firm orders by the customer and excludes potential orders under IDIQ contracts, unexercised contract options, and contracts awarded to us that are being protested by competitors with the U.S. government Accountability Office (GAO) or in the U.S. Court of Federal Claims. The level of order activity related to contracts can be affected by the timing of U.S. government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
Remaining performance obligations as of July 2, 2021 and December 31, 2020 are presented in the following table:

	July 2,	December 31,
(In millions)	2021	2020
Performance Obligations	$1,450	$993
We expect to recognize approximately 51% of the remaining performance obligations as of July 2, 2021 as revenue in 2021, and the remaining 49% during 2022.
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

The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three and six months ended July 2, 2021 decreased operating income by $1.7 million and $3.0 million, respectively. For the three and six months ended July 3, 2020, the adjustments decreased operating income by $1.5 million and $3.8 million, respectively.
For the three and six months ended July 2, 2021 the cumulative catch-up adjustments to operating income decreased revenue by $1.7 million and $3.6 million, respectively. For the three and six months ended July 3, 2020, the cumulative catch-up adjustments to operating income increased revenue by $2.3 million and $0.6 million, respectively.
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
The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three and six months ended July 2, 2021 and July 3, 2020 is as follows:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Cost-plus and cost-reimbursable ¹	$359,429	$242,740	48.1%	$664,676	$499,059	33.2%
Firm-fixed-price	111,416	93,323	19.4%	240,173	188,738	27.3%
Total revenue	$470,845	$336,063		$904,849	$687,797

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the three and six months ended July 2, 2021 and July 3, 2020 is as follows:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Middle East	$258,488	$215,968	19.7%	$498,500	$453,905	9.8%
United States	146,549	82,670	77.3%	296,362	162,921	81.9%
Europe	36,084	35,533	1.6%	76,706	68,063	12.7%
Asia	29,724	1,892	1471.0%	33,281	2,908	1044.5%
Total revenue	$470,845	$336,063		$904,849	$687,797

Revenue by contract relationship for the three and six months ended July 2, 2021 and July 3, 2020 is as follows:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Prime contractor	$440,040	$314,345	40.0%	$843,303	$647,738	30.2%
Subcontractor	30,805	21,718	41.8%	61,546	40,059	53.6%
Total revenue	$470,845	$336,063		$904,849	$687,797

Revenue by customer for the three and six months ended July 2, 2021 and July 3, 2020 is as follows:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Army	$310,638	$227,351	36.6%	$567,987	$474,906	19.6%
Air Force	63,206	78,321	(19.3)%	141,375	151,663	(6.8)%
Navy	56,399	14,542	287.8%	112,827	29,779	278.9%
Other	40,602	15,849	156.2%	82,660	31,449	162.8%
Total revenue	$470,845	$336,063		$904,849	$687,797
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
As of July 2, 2021 and December 31, 2020, we had contract assets of $250.9 million and $203.1 million, respectively. Refer to Note 5, "Receivables" for additional information regarding the composition of our receivable balances. As of both July 2, 2021 and December 31, 2020, our contract liabilities were insignificant.
NOTE 4
ACQUISITIONS
Zenetex
On December 31, 2020, we acquired Zenetex, LLC (Zenetex) a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhance protection for defense and national security clients globally.
The total net consideration paid for the acquisition was approximately $117.6 million, consisting of the purchase price of $122.8 million, net of cash acquired, less $5.2 million for a working capital shortfall compared with the working capital requirement agreed upon in the stock purchase agreement. The acquisition was funded by utilizing available capacity from our Amended Revolver (as defined in Note 7, “Debt”) and cash on hand.

A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$40,339
Deferred taxes	88
Other current assets	1,261
Property, plant and equipment	1,116
Goodwill	49,569
Intangible assets	54,200
Right-of-use assets	7,930
Accounts payable	(7,381)
Other current liabilities	(9,099)
Accrued compensation	(12,087)
Lease liabilities	(8,275)
Other non-current liabilities	(55)
Purchase price, net of cash acquired	$117,606

Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date. The Condensed Consolidated Statement of Income for the first six months of 2021 was not impacted by any such adjustments.
The Company recognized customer related intangible assets arising from the acquisition. The fair value was $54.2 million with an amortization period of 11.8 years. Additionally, the Company recognized goodwill of $49.6 million arising from the acquisition, which relates primarily to acquired services strengthening our position as a leading fully-integrated provider in the converged infrastructure market, as well as extending our operations and maintenance services to increase content and scope at client installations. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Zenetex acquisition is fully deductible for income tax purposes.
Zenetex's results of operations have been included in our Consolidated Statements of Income for the periods subsequent to acquisition on December 31, 2020. For the three and six months ended July 2, 2021, Zenetex recognized revenue of $60.6 million and $125.5 million, respectively. For the three and six months ended July 2, 2021 income from operations before income taxes was $1.8 million and $4.5 million, respectively. For the three and six months ended July 3, 2020, on a pro forma basis, the acquired business would have recognized revenue of $59.1 million and $115.0 million, respectively and an insignificant amount of income from operations before income taxes after pro forma adjustments.
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
Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date. The Condensed Consolidated Statement of Income for the first six months of 2021 was not impacted by any such adjustments.

NOTE 5
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	July 2, 2021	December 31, 2020
Billed receivables	$92,653	$102,045
Unbilled receivables (contract assets)	250,867	203,127
Other	10,293	9,787
Total receivables	$353,813	$314,959
As of July 2, 2021 and December 31, 2020, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the July 2, 2021 contract assets during 2021. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended July 2, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$339,702
Adjustments to preliminary purchase price allocation of Zenetex	(17,510)
Adjustments to preliminary purchase price allocation of HHB	(4,584)
Balance at July 2, 2021	$317,608
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Identifiable intangible assets consist of the following:

	July 2, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$74,400	$(10,693)	$63,707	$48,800	$(6,645)	$42,155
Customer contracts	7,200	(2,852)	4,348	7,200	(2,133)	5,067
Trade names and other	1,248	(485)	763	1,243	(360)	883
Balance	$82,848	$(14,030)	$68,818	$57,243	$(9,138)	$48,105
Identifiable intangible asset amortization expense was $2.4 million and $4.9 million for the three and six months ended July 2, 2021, respectively. Intangible amortization for the three and six months ended July 3, 2020 was $1.0 million and $2.0 million, respectively. As of July 2, 2021, the remaining average intangible asset amortization period was 9.8 years.

Future estimated amortization expense is as follows (in thousands):

Period	Amortization
2021 (excluding the six months ended July 2, 2021)	$4,891
2022	$8,253
2023	$8,157
2024	$7,050
2025	$6,253
After 2025	$34,214
NOTE 7
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring on December 24, 2020 and is collectively referred to as the Amended Agreement. The credit agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of July 2, 2021.
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
The Amended Term Loan amortizes in an amount equal to $2.0 million per quarter for the fiscal quarter ending October 1, 2021, and $2.6 million for the fiscal quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of July 2, 2021 the balance outstanding under the Amended Term Loan was $60.0 million.
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of July 2, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, and $115.0 million outstanding borrowings under the Amended Revolver resulting in borrowing capacity of $152.3 million under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.
The aggregate scheduled maturities of the Amended Term Loan and Amended Revolver as of July 2, 2021, are as follows:

(In thousands)	Payments due
2021 (excluding the six months ended July 2, 2021)	$4,600
2022	170,400
Total	$175,000
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
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.50 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of July 2, 2021, we had a ratio of total consolidated indebtedness to EBITDA of 1.76 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 18.71 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of July 2, 2021.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at July 2, 2021 was 2.36%.
Carrying Value and Fair Value. As of July 2, 2021 and December 31, 2020, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
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
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $45.2 million at July 2, 2021, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments in our balance sheet for our interest rate hedges in the Condensed Consolidated Balance Sheets as of July 2, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$947
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$294
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
We regularly assess the creditworthiness of the counterparty. As of July 2, 2021, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative losses of $0.5 million and $0.3 million were recognized in interest expense, net in our Condensed Consolidated Statements of Income during the first half of 2021 and 2020, respectively. We expect $0.9 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of July 2, 2021 to be recognized in earnings within the next 12 months.
Foreign Currency Derivative Instruments
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of July 2, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$91
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of December 31, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other current assets	$404
At July 2, 2021, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $6.3 million and expiration dates through January 2022.

Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of July 2, 2021.
Net foreign currency derivative gains of $0.3 million and losses of $0.2 million were recognized in selling, general and administrative expenses during the first half of 2021 and 2020, respectively. We expect $0.1 million of existing foreign currency forward contract losses reported in accumulated other comprehensive loss as of July 2, 2021 to be recognized in earnings within the next 12 months.
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
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Operating lease expense	$2,240	$1,308	$4,065	$4,272
Variable lease expense	213	185	415	355
Short-term lease expense	17,289	13,260	30,737	26,160
Total lease expense	$19,742	$14,753	$35,217	$30,787
Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	July 2, 2021	December 31, 2020
Right-of-use assets	$26,997	$18,718

Current lease liabilities (recorded in other accrued liabilities)	$5,168	$6,245
Long-term lease liabilities (recorded in other non-current liabilities)	24,103	13,970
Total operating lease liabilities	$29,271	$20,215
Additional right-of-use assets of $12.4 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first half of 2021.
The weighted average remaining lease term and discount rate for our operating leases at July 2, 2021 was 7.0 years and 4.1%, respectively.
Maturities of lease liabilities at July 2, 2021 were as follows:

(In thousands)	Payments due
2021 (excluding the six months ended July 2, 2021)	$5,945
2022	5,287
2023	4,612
2024	3,664
2025	3,146
After 2025	11,634
Total minimum lease payments	34,288
Less: Imputed interest	(5,017)
Total operating lease liabilities	$29,271

NOTE 10
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $12.1 million and $11.7 million as of July 2, 2021 and December 31, 2020, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
U.S. Government Contracts, Investigations and Claims
We have U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in U.S. government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on our financial condition or results of operations. Furthermore, our contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our financial condition and results of operations.
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
U.S. government agencies, including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA) and others, routinely audit and review our performance on U.S. government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of our compliance with U.S. government standards for our business systems, including our accounting, earned value management, estimating, materials management and accounting, purchasing, and property management systems.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent and U.S. government regarding these cost adjustments from 2007 through 2014 and believe that our potential cumulative liability for these years is insignificant. Between June 2019 and March 2021, the U.S. government provided us with three Contracting Officers Final Decisions (COFD) for the years from 2007 through 2014 related to Former Parent costs. We filed appeals of the COFDs with the Armed Services Board of Contract Appeals (ASBCA). The ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through September 13, 2021, to enable ongoing discussions regarding the matter between the parties. Currently, the appeals have been consolidated. The final COFD was issued on March 31, 2021. We have requested the U.S. government rescind or reconsider the COFD as it contains errors and costs related to contracts novated to our Former Parent. On June 11, 2021, we filed an appeal with the ASBCA while the U.S. government is considering our request to rescind the March 2021 COFD. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter.

COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing guidelines, and restrictions on employees going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company has observed, and continues to experience, some disruptions on its operations due to government delays related to the global pandemic. While the extent to which COVID-19 ultimately impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Compensation costs for equity-based awards	$2,003	$1,282	$3,986	$3,002
Compensation costs for liability-based awards	298	1,762	937	2,409
Total compensation costs, pre-tax	$2,301	$3,044	$4,923	$5,411
Future tax benefit	$500	$658	$1,069	$1,169
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of July 2, 2021, total unrecognized compensation costs related to equity-based awards and liability-based awards were $9.5 million and $3.6 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.86 years and 1.82 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the six months ended July 2, 2021:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	74	$23.37	253	$41.67
Granted	—	$—	152	$56.67
Exercised	(5)	$20.62	—	$—
Vested	—	$—	(132)	$57.49
Forfeited or expired	—	$—	(7)	$53.76
Outstanding at July 2, 2021	69	$23.59	266	$50.96

During the six months ended July 2, 2021, we granted long term incentive awards to employees consisting of 130,945 RSUs with a weighted average grant date fair value per share of $57.44 and to our directors consisting of 21,020 RSUs with a weighted average grant date fair value per share of $51.86.
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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the six months ended July 2, 2021, we granted TSR awards with an aggregate target TSR value of $2.7 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
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
For the three months ended July 2, 2021 and July 3, 2020, we recorded an income tax provision of $4.4 million and an income tax benefit of less than $0.1 million, representing effective income tax rates of 21.6% and (2.5)%, respectively. For the six months ended July 2, 2021 and July 3, 2020, we recorded income tax provisions of $6.9 million and $2.1 million, representing effective income tax rates of 19.9% and 17.6%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses and available deductions not reflected in book income.
Uncertain Tax Provisions
As of July 2, 2021, and December 31, 2020, unrecognized tax benefits from uncertain tax positions were $8.6 million and $7.4 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction as the Company reserves a portion of the FDII benefit claimed or expected to be claimed on its income tax return filings.

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$15,934	$1,111	$27,982	$9,779

Weighted average common shares outstanding	11,715	11,607	11,681	11,575
Add: Dilutive impact of stock options	37	39	40	40
Add: Dilutive impact of restricted stock units	76	99	102	127
Diluted weighted average common shares outstanding	11,828	11,745	11,823	11,742

Earnings per share
Basic	$1.36	$0.10	$2.40	$0.84
Diluted	$1.35	$0.09	$2.37	$0.83
The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2021	2020	2021	2020
Anti-dilutive restricted stock units	5	2	2	1
NOTE 14
MULTIEMPLOYER PENSION PLANS
Certain Company employees that perform work on contracts within the continental United States participate in multiemployer pension plans of which the Company is not the sponsor. Expense recognized for these plans was $0.3 million and $0.5 million for the three months and six months ended July 2, 2021, respectively, and $1.0 million and $2.0 million for the three and six months ended July 3, 2020, respectively. Contributions were made to one plan for the first half of 2021 and eight plans for the first half of 2020 The decrease in expense and the amount of multiemployer pension plan participation by the Company is attributable to the completion of a subcontract in September 2020. At the time the contract was completed, the individuals ceased being Vectrus employees. Those employees were hired by the successor contractor who then inherited the contractual obligation to fund the related multiemployer pension plans on the individual's behalf.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to the potential impact of the coronavirus pandemic (COVID-19) and its impact on us, our operations, or our future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus is a leading provider of global service solutions with a history in the services market that dates back more than 75 years. The company provides facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital technology services, including integration, security, maintenance, repair and overhaul, primarily to U.S. government customers around the world. Vectrus is differentiated by operational excellence, superior program performance, a history of long-term customer relationships and a strong commitment to its clients’ mission success.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the six months ended July 2, 2021 and July 3, 2020, we had total revenue of $904.8 million and $687.8 million, respectively, substantially all of which was derived from U.S. government customers. For the six months ended July 2, 2021 and July 3, 2020, we generated approximately 63% and 69% of our total revenue from the U.S. Army, respectively.
Executive Summary
Our revenue increased $134.8 million, or 40.1%, for the three months ended July 2, 2021 compared to the three months ended July 3, 2020. The increase in revenue was attributable to a $70.4 million expansion on our existing contracts and $64.4 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Europe, Asia and Middle East programs increased by $63.9 million, $0.6 million, $27.8 million and $42.5 million, respectively.
Operating income for the three months ended July 2, 2021, was $22.6 million, an increase of $20.2 million, or 829.2%, compared to the three months ended July 3, 2020. The increase was due to improved operating performance and the impact of the acquisitions of Zenetex and HHB.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative catch-up adjustments due to aggregate changes in contract estimates decreased operating income by $1.7 million and $1.5 million for the three months ended July 2, 2021 and July 3, 2020, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three and six months ended July 2, 2021, compared to the three and six months ended July 3, 2020, are contained in the "Discussion of Financial Results" section.
Recent Developments
Information regarding certain significant contracts is discussed in "Significant Contracts" below.
COVID-19 Impact
The COVID-19 pandemic continues to present significant business challenges in 2021. During the first six months of 2021, we continued to experience impacts related to COVID-19, including continued increased coronavirus-related costs, global supply chain disruptions, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. We continue to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines, to work with our customers to minimize ultimate potential disruptions, and to support our community in addressing the challenges posed by this global pandemic. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted.
For the three months ended July 2, 2021, the impact of COVID-19 was immaterial to our financial results.
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
For additional risks to the company related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the six months ended July 2, 2021 and July 3, 2020:

	% of Total Revenue
	Six Months Ended
Contract Name	July 2, 2021	July 3, 2020
Kuwait Base Operations and Security Support Services (K-BOSSS)	25.7%	33.9%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	8.9%	15.8%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The K-BOSSS contract currently is exercised through September 28, 2021. K-BOSSS, our largest base operations support services contract, supports geographically-dispersed locations within the State of Kuwait, including several camps and a range training complex. Components of the K-BOSSS contract were re-competed as a task order under the LOGCAP V contract vehicle, which was awarded to us on April 12, 2019. The K-BOSSS contract contributed $233 million of revenue for both six month periods ended July 2, 2021 and July 3, 2020.
On December 29, 2020, the US Army announced that Vectrus Systems Corporation (VSC), our wholly-owned subsidiary was awarded an $882.5 million cost-plus-fixed-fee contract to continue Operations, Maintenance, and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). Work will be based in Kuwait with additional locations throughout Southeast Asia. On March 8, 2021, the U.S. government received a protest from a competitor, which was filed at the Government Accountability Office (GAO). The GAO decided the case and denied the protest on June 1, 2021. Subsequently, on July 13, 2021, the unsuccessful competitor filed a protest at the U.S. Court of Federal Claims (COFC). Performance is however ongoing on the awarded contract to Vectrus, as there is no "stay" of performance due to the filing of the protest. A hearing at the COFC is likely in the fall of 2021. The estimated completion date of this contract is December 26, 2025. The OMDAC-SWACA contract contributed $81 million and $109 million of revenue for the six months ended July 2, 2021 and July 3, 2020, respectively.
Backlog
Total backlog includes remaining performance obligations, consisting of both funded backlog (firm orders for which funding is contractually authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer and unexercised contract options). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the GAO or in the U.S. Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of U.S. government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

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
For the six months ended July 2, 2021, total backlog was $199 million less than at 2020 year end. The following is a summary of our backlog as of July 2, 2021 and December 31, 2020:

	July 2,	December 31,
(In millions)	2021	2020
Funded backlog	$1,254	$843
Unfunded backlog	3,611	4,221
Total backlog	$4,865	$5,064

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1,265.9 million during the six months ended July 2, 2021, which was an increase of $125.4 million compared to the six months ended July 3, 2020.
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

DISCUSSION OF FINANCIAL RESULTS
Operating Income (Expense)
Three months ended July 2, 2021, compared to three months ended July 3, 2020
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	July 2, 2021	July 3, 2020	$	%
Revenue	$470,845	$336,063	$134,782	40.1%
Cost of revenue	422,660	311,817	110,843	35.5%
% of revenue	89.8%	92.8%
Selling, general, and administrative expenses	25,605	21,816	3,789	17.4%
% of revenue	5.4%	6.5%
Operating income	22,580	2,430	20,150	829.2%
Operating margin	4.8%	0.7%
Interest expense, net	(2,253)	(1,346)	907	67.4%
Income from operations before income taxes	20,327	1,084	19,243	1,775.2%
% of revenue	4.3%	0.3%
Income tax expense	4,393	(27)	4,420	(16,370.4)%
Effective income tax rate	21.6%	(2.5)%
Net Income	$15,934	$1,111	$14,823	1,334.2%
Revenue
Revenue for the three months ended July 2, 2021 was $470.8 million, an increase of $134.8 million, or 40.1%, as compared to the three months ended July 3, 2020. The increase in revenue was attributable to a $70.4 million expansion on our existing contracts and $64.4 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Europe, Asia and Middle East programs increased by $63.9 million, $0.6 million, $27.8 million, and $42.5 million, respectively.
Cost of Revenue
Cost of revenue as a percentage of revenue was 89.8% compared to 92.8% for the three months ended July 2, 2021 and July 3, 2020, respectively. The increase in cost of revenue of $110.8 million, or 35.5%, for the three months ended July 2, 2021, as compared to the three months ended July 3, 2020, was primarily due to the volume fluctuations described for revenue.
Selling, General, & Administrative (SG&A) Expenses
For the three months ended July 2, 2021, SG&A expenses of $25.6 million increased by $3.8 million, or 17.4%, as compared to the July 3, 2020. The increase was primarily due to the addition of SG&A expenses from Zenetex and HHB.
Operating Income
Operating income for the three months ended July 2, 2021 increased by $20.2 million, or 829.2%, as compared to the three months ended July 3, 2020. The increase was due to improved operating performance and the impact of the acquisitions of Zenetex and HHB.
Operating income as a percentage of revenue was 4.8% for the three months ended July 2, 2021, compared to 0.7% for the three months ended July 3, 2020.
Aggregate cumulative catch-up adjustments decreased operating income by $1.7 million and $1.5 million for the three months ended July 2, 2021 and July 3, 2020, respectively. The aggregate cumulative catch-up adjustments for the three months ended July 2, 2021 and July 3, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs (ODCs).

Six months ended July 2, 2021, compared to six months ended July 3, 2020
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
(In thousands, except for percentages)	July 2, 2021	July 3, 2020	$	%
Revenue	$904,849	$687,797	$217,052	31.6%
Cost of revenue	816,308	631,510	184,798	29.3%
% of revenue	90.2%	91.8%
Selling, general, and administrative expenses	49,427	41,374	8,053	19.5%
% of revenue	5.5%	6.0%
Operating income	39,114	14,913	24,201	162.3%
Operating margin	4.3%	2.2%
Interest expense, net	(4,186)	(3,048)	(1,138)	37.3%
Income from operations before income taxes	34,928	11,865	23,063	194.4%
% of revenue	3.9%	1.7%
Income tax expense	6,946	2,086	4,860	233.0%
Effective income tax rate	19.9%	17.6%
Net Income	$27,982	$9,779	$18,203	186.1%
Revenue
Revenue for the six months ended July 2, 2021 was $904.8 million, an increase of $217.1 million, or 31.6%, as compared to the six months ended July 3, 2020. The increase in revenue was attributable to a $83.8 million expansion on our existing contracts and $133.3 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Europe, Asia and Middle East programs increased by $133.5 million, $8.6 million, $30.4 million, and $44.6 million, respectively.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.2% compared to 91.8% for the six months ended July 2, 2021 and July 3, 2020, respectively. The increase in cost of revenue of $184.8 million, or 29.3%, for the six months ended July 2, 2021, as compared to the six months ended July 3, 2020, was primarily due to the volume fluctuations described for revenue.
Selling, General, & Administrative (SG&A) Expenses
For the six months ended July 2, 2021, SG&A expenses of $49.4 million increased by $8.1 million, or 19.5%, as compared to the July 3, 2020. The increase was primarily due to the addition of SG&A expenses from Zenetex and HHB.
Operating Income
Operating income for the six months ended July 2, 2021 increased by $24.2 million, or 162.3%, as compared to the six months ended July 3, 2020. The increase was due to improved operating performance and the impact of the acquisitions of Zenetex and HHB.
Operating income as a percentage of revenue was 4.3% for the six months ended July 2, 2021, compared to 2.2% for the six months ended July 3, 2020.
Aggregate cumulative catch-up adjustments decreased operating income by $3.0 million and $3.8 million for the six months ended July 2, 2021 and July 3, 2020, respectively. The aggregate cumulative catch-up adjustments for the six months ended July 2, 2021 and July 3, 2020 related to lower margins associated with contract staffing and increased Other Direct Costs.

Interest (Expense) Income, Net
Interest (expense) income, net for the three and six months ended July 2, 2021 and July 3, 2020 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
(In thousands, except for percentages)	July 2, 2021	July 3, 2020	$	%	July 2, 2021	July 3, 2020	$	%
Interest income	$8	$51	$(43)	(84.1)%	$33	$82	$(49)	(59.8)%
Interest expense	(2,261)	(1,397)	864	61.9%	(4,219)	(3,130)	1,089	34.8%
Interest expense, net	$(2,253)	$(1,346)	$907	67.4%	$(4,186)	$(3,048)	$1,138	37.3%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $1.1 million for the six months ended July 2, 2021 compared to the six months ended July 3, 2020 was due to the use of our revolving credit facility in 2021 for the December 31, 2020 acquisitions of Zenetex and HHB.
Income Tax Expense
We recorded income tax expense of $4.4 million and an income tax benefit of less than $0.1 million, for the three months ended July 2, 2021 and July 3, 2020, respectively, representing effective income tax rates of 21.6% and (2.5)%, respectively. For the six months ended July 2, 2021 and July 3, 2020, we recorded income tax expense of $6.9 million and $2.1 million, respectively, representing effective income tax rates of 19.9% and 17.6%, respectively.
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
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring December 24, 2020 and is collectively referred to as the Amended Agreement. The Amended Agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver).
To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. To meet current and potential short-term working capital requirements and strengthen the Company's cash position in response to COVID-19 uncertainties, Vectrus drew $115 million from its revolving credit facility during the first quarter of 2020. This amount was repaid in full during the second quarter of 2020. Vectrus had net debt of $105.2 million as of July 2, 2021 and $112.1 million as of December 31, 2020. At July 2, 2021, there were $115.0 million of outstanding borrowings under the Amended Revolver that were used for the December 31, 2020 acquisitions of Zenetex and HHB.
The CARES Act provides a deferral of payroll tax payments from which we have benefited by deferring cash outlays of $16.8 million in 2020. This will have the effect of increasing cash outlays for payroll taxes during the first quarter of 2022 and 2023. On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law. The legislation provides additional relief to address the continued impact of COVID-19 on the economy, public health, state and local governments, individuals, and businesses. It extends Section 3610 of the CARES Act through September 2021, which gives DoD and federal agencies discretion to reimburse contractors for paid leave, including sick leave, a contractor provides during the pandemic to keep its employees in a ready state. We continue to refine the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued and assess the potential impacts on our liquidity and capital resources.
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $21.9 million of our total $69.8 million in cash and cash equivalents at July 2, 2021 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
At July 2, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, which reduced our borrowing availability under the Amended Revolver to $152.3 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 66 days as of July 2, 2021 and December 31, 2020.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020
Operating activities	$14,026	$34,406
Investing activities	(6,401)	(2,246)
Financing activities	(6,176)	(4,814)
Foreign exchange[1]	(373)	55
Net change in cash, cash equivalents and restricted cash	$1,076	$27,401
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash provided by operating activities for the six months ended July 2, 2021 consisted of cash inflows from net income of $28.0 million increased by non-cash items of $13.4 million and partially offset by outflows for net working capital requirements of $20.2 million and other long-term assets and liabilities of $7.2 million. The net working capital outflows were largely from increases in accounts receivable and accrued compensation partially offset by increases in accounts payable.
Net cash provided by operating activities during the six months ended July 3, 2020 consisted of net income of $9.8 million, favorable net changes to working capital of $11.7 million and a favorable increase in non-cash items of $9.6 million. The net change in working capital was primarily due to increased collections of accounts receivable and the timing of payments for accrued compensation and other current liabilities, partially offset by increased payments for accounts payable and prepaid expense. Favorable net changes in other long-term liabilities and assets contributed an additional $3.3 million to operating cash inflows. Tax deferrals related to the CARES Act contributed $13.3 million to our cash flows from operating activities.
Net cash used in investing activities for the six months ended July 2, 2021 consisted of $4.8 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations and $1.8 million for a joint venture contribution. These outflows were partially offset by inflows from a business acquisition purchase price adjustment. During the six months ended July 3, 2020 $2.2 million was used for the purchase of software and hardware, and vehicles and equipment.
Net cash used in financing activities during the six months ended July 2, 2021 consisted of repayments of long-term debt of $4.0 million and payments of $2.3 million for employee withholding taxes on share-based compensation. This was partially offset by $0.1 million received from the exercise of stock options. During the six months ended July 2, 2021, we borrowed and repaid $215.0 million on the Amended Revolver.

Net cash used in financing activities during the six months ended July 3, 2020 consisted of repayments of long-term debt of $3.0 million and payments related to employee withholding taxes on share-based compensation in the amount of $1.9 million. This was partially offset by $0.1 million received from the exercise of stock options. During the six months ended July 3, 2020, we borrowed and repaid $144.0 on the Amended Revolver.
Capital Resources
At July 2, 2021, we held cash and cash equivalents of $69.8 million, which included $21.9 million held by foreign subsidiaries, and had $152.3 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at July 2, 2021, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
During the six months ended July 2, 2021, we paid $4.0 million in quarterly installment payments on the Amended Term Loan. See Note 9, "Leases" in the notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional contractual obligation information.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver permits borrowings up to $270.0 million, of which $25.0 million is available for the issuance of letters of credit. At July 2, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, which reduced our borrowing availability under the Amended Revolver to $152.3 million The aforementioned arrangements have not had, and management does not believe it is likely that they will in the future, have a material effect on our liquidity, capital resources, operations or financial condition.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at July 2, 2021.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.1 million change in our annual cash interest expenses, net of interest rate swaps in place as of July 2, 2021 to hedge a portion of this risk
Assuming our Amended Revolver was fully drawn to a principal amount equal to $270.0 million, each one percentage point change in interest rates would result in a $2.7 million change in our annual cash interest expense.
As of July 2, 2021, the notional value of our interest rate swap agreements totaled $45.2 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 8, "Derivative Instruments" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of July 2, 2021, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $6.3 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of July 2, 2021, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
On December 31, 2020, we completed our acquisitions of HHB and Zenetex. We are in the process of integrating Zenetex's financial reporting processes and procedures and internal controls over financial reporting into our financial reporting processes, procedures and internal controls. In the course of integrating Zenetex's financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financial reporting and will disclose any such changes, if material, as required by the rules of the SEC. We have integrated HHB into our financial reporting processes, procedures and internal controls. Management's assessment of the Company's effectiveness of internal control over financial reporting as of December 31, 2021 is expected to be inclusive of the acquired businesses.
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
Except for the matters noted above, there was no change in our internal control over financial reporting that occurred during the period ended July 2, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	Description of Non-Management Director Annual Compensation (incorporated by reference to Exhibit 10.1 to Vectrus, Inc,'s Current Report on Form 8-K filed May 11, 2021) *
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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

101	The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: August 10, 2021