Form 10-Q
period 2021-10-01
Vectrus, Inc.
filed 2021-11-09
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
or
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
As of November 3, 2021, there were 11,728,076 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share data)	2021	2020	2021	2020
Revenue	$459,408	$352,415	$1,364,257	$1,040,212
Cost of revenue	418,900	320,234	1,235,209	951,743
Selling, general, and administrative expenses	27,618	17,344	77,045	58,718
Operating income	12,890	14,837	52,003	29,751
Interest expense, net	(1,955)	(939)	(6,140)	(3,988)
Income from operations before income taxes	10,935	13,898	45,863	25,763
Income tax expense	677	3,507	7,623	5,593
Net income	$10,258	$10,391	$38,240	$20,170

Earnings per share
Basic	$0.87	$0.89	$3.27	$1.74
Diluted	$0.87	$0.88	$3.23	$1.72
Weighted average common shares outstanding - basic	11,726	11,621	11,696	11,590
Weighted average common shares outstanding - diluted	11,849	11,751	11,830	11,743
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2021	2020	2021	2020
Net income	$10,258	$10,391	$38,240	$20,170
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	242	290	766	(1,035)
Net change in fair value of foreign currency forward contracts	(62)	204	(557)	338
Tax (expense) benefit	(3)	(202)	(30)	56
Net change in derivative instruments	177	292	179	(641)
Foreign currency translation adjustments, net of tax	(3,093)	2,042	(5,019)	2,578
Other comprehensive income (loss) net of tax	(2,916)	2,334	(4,840)	1,937
Total comprehensive income	$7,342	$12,725	$33,400	$22,107

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 1,	December 31,
(In thousands, except share information)	2021	2020
Assets
Current assets
Cash and cash equivalents	$56,232	$66,949
Restricted cash	—	1,778
Receivables	337,072	314,959
Other current assets	39,331	24,702
Total current assets	432,635	408,388
Property, plant, and equipment, net	23,560	22,573
Goodwill	316,978	339,702
Intangible assets, net	69,088	48,105
Right-of-use assets	43,111	18,718
Other non-current assets	9,379	6,325
Total non-current assets	462,116	435,423
Total Assets	$894,751	$843,811
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$211,585	$159,586
Compensation and other employee benefits	73,521	79,568
Short-term debt	10,400	8,600
Other accrued liabilities	46,803	40,657
Total current liabilities	342,309	288,411
Long-term debt, net	116,623	168,751
Deferred tax liability	39,966	39,386
Other non-current liabilities	54,052	42,325
Total non-current liabilities	210,641	250,462
Total liabilities	552,950	538,873
Commitments and contingencies (Note 10)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 11,726,707 and 11,624,717 shares issued and outstanding as of October 1, 2021 and December 31, 2020, respectively	117	116
Additional paid in capital	86,285	82,823
Retained earnings	260,266	222,026
Accumulated other comprehensive loss	(4,867)	(27)
Total shareholders' equity	341,801	304,938
Total Liabilities and Shareholders' Equity	$894,751	$843,811

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 1,	October 2,
(In thousands)	2021	2020
Operating activities
Net income	$38,240	$20,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,788	3,001
Amortization of intangible assets	7,521	3,031
Loss on disposal of property, plant, and equipment	65	63
Stock-based compensation	6,927	6,499
Amortization of debt issuance costs	689	286
Changes in assets and liabilities:
Receivables	(22,835)	3,584
Other assets	(15,743)	(8,826)
Accounts payable	55,653	(1,988)
Deferred taxes	780	(7,575)
Compensation and other employee benefits	(5,737)	813
Other liabilities	(16,970)	18,597
Net cash provided by operating activities	53,378	37,655
Investing activities
Purchases of capital assets and intangibles	(7,650)	(3,348)
Proceeds from the disposition of assets	16	—
Business acquisition purchase price adjustment	262	—
Contribution to joint venture	(2,496)	—
Net cash used in investing activities	(9,868)	(3,348)
Financing activities
Repayments of long-term debt	(6,000)	(4,500)
Proceeds from revolver	352,000	151,000
Repayments of revolver	(397,000)	(151,000)
Proceeds from exercise of stock options	113	59
Payment of debt issuance costs	(17)	—
Payments of employee withholding taxes on share-based compensation	(2,317)	(1,918)
Net cash used in financing activities	(53,221)	(6,359)
Exchange rate effect on cash	(2,784)	468
Net change in cash, cash equivalents and restricted cash	(12,495)	28,416
Cash, cash equivalents and restricted cash-beginning of year	68,727	35,318
Cash, cash equivalents and restricted cash-end of period	$56,232	$63,734

Supplemental disclosure of cash flow information:
Interest paid	$4,706	$3,030
Income taxes paid	$9,068	$12,570
Purchase of capital assets on account	$480	$373

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income				8,668		8,668
Foreign currency translation adjustments					(1,934)	(1,934)
Unrealized loss on cash flow hedge					(1,290)	(1,290)
Employee stock awards and stock options	64	1	—			1
Taxes withheld on restricted stock unit compensation awards			(1,787)			(1,787)
Stock-based compensation			1,720			1,720
Balance at April 3, 2020	11,588	$116	$78,690	$193,743	$(8,306)	$264,243
Net income				1,111		1,111
Foreign currency translation adjustments					2,470	2,470
Unrealized gain on cash flow hedge					357	357
Employee stock awards and stock options	32	—	58			58
Taxes withheld on restricted stock unit compensation awards			(86)			(86)
Stock-based compensation			1,282			1,282
Balance at July 3, 2020	11,620	$116	$79,944	$194,854	$(5,479)	$269,435
Net income				10,391		10,391
Foreign currency translation adjustments					2,042	2,042
Unrealized gain on cash flow hedge					292	292
Employee stock awards and stock options	2	—	—			—
Conversion of liability-based stock compensation awards to equity-based stock compensation awards			405			405
Taxes withheld on restricted stock unit compensation awards			(44)			(44)
Stock-based compensation			1,284			1,284
Balance at October 2, 2020	11,622	$116	$81,589	$205,245	$(3,145)	$283,805

Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income				12,048		12,048
Foreign currency translation adjustments					(2,356)	(2,356)
Unrealized loss on cash flow hedge					(77)	(77)
Employee stock awards and stock options	75	1	113			114
Taxes withheld on stock compensation awards			(2,184)			(2,184)
Stock-based compensation			1,983			1,983
Balance at April 2, 2021	11,700	$117	$82,735	$234,074	$(2,460)	$314,466

Net income				15,934		15,934
Foreign currency translation adjustments					430	430
Unrealized loss on cash flow hedge					79	79
Employee stock awards and stock options	24	—	—			—
Taxes withheld on restricted stock unit compensation awards			(88)			(88)
Stock-based compensation			2,003			2,003
Balance at July 2, 2021	11,724	$117	$84,650	$250,008	$(1,951)	$332,824
Net income				10,258		10,258
Foreign currency translation adjustments					(3,093)	(3,093)
Unrealized loss on cash flow hedge					177	177
Employee stock awards and stock options	3	—	—			—
Taxes withheld on stock compensation awards			(45)			(45)
Stock-based compensation			1,680			1,680
Balance at October 1, 2021	11,727	$117	$86,285	$260,266	$(4,867)	$341,801

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
Equity Investments
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, we entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts.
We account for our investments in HDSS and J&J under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40% and 50% shares, respectively, of income or losses from HDSS and J&J in selling, general and administrative expenses in the Consolidated Statements of Income. Income or losses from HDSS and J&J are insignificant. Our joint venture investment in HDSS and J&J is recorded in other non-current assets in the Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Consolidated Statements of Cash Flows. During the nine months ended October 1, 2021, Vectrus made cash contributions of $2.5 million to our joint ventures. As of October 1, 2021 and December 31, 2020 our joint venture investment balance was $4.2 million and $1.4 million, respectively.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (October 1, 2021 for the third quarter of 2021 and October 2, 2020 for the third quarter of 2020), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.

Deferred Compensation Plan
During the first quarter of 2021, the Company established a non-qualified deferred compensation plan under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets and liabilities as of October 1, 2021 and operating expenses for the three and nine months ended October 1, 2021 were not material.
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
Accounting Standards Issued but Not Yet Effective
There were no accounting standards issued during the first nine months of 2021 that are expected to have a material impact on the Company's financial statements.
Accounting Standards That Were Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (ASU 2019-12). The objectives of ASU 2019-12 are (i) to simplify the accounting for income taxes by removing certain exceptions, (ii) to update certain requirements to simplify the accounting for income taxes, and (iii) to make minor codification improvements for income taxes. The Company adopted the standard as of January 1, 2021 and it did not have a material impact on the Company’s financial statements.
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

Remaining performance obligations as of October 1, 2021 and December 31, 2020 are presented in the following table:

	October 1,	December 31,
(In millions)	2021	2020
Performance Obligations	$1,560	$993
We expect to recognize approximately 24% of the remaining performance obligations as of October 1, 2021 as revenue in 2021 and the remaining 76% during 2022.
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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three and nine months ended October 1, 2021 increased operating income by $2.6 million and decreased operating income by $0.4 million, respectively. For the three and nine months ended October 2, 2020, the adjustments increased operating income by less than $0.1 million and decreased operating income by $3.8 million, respectively.
For the three and nine months ended October 1, 2021, the cumulative catch-up adjustments to operating income increased revenue by $3.0 million and $1.4 million, respectively. For the three and nine months ended October 2, 2020, the cumulative catch-up adjustments to operating income decreased revenue by $1.1 million and $0.5 million, respectively.
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

The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three and nine months ended October 1, 2021 and October 2, 2020 is as follows:

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Cost-plus and cost-reimbursable ¹	$353,789	$249,484	41.8%	$1,018,465	$748,543	36.1%
Firm-fixed-price	105,619	102,931	2.6%	345,792	291,669	18.6%
Total revenue	$459,408	$352,415		$1,364,257	$1,040,212

¹ Includes time and material contracts
Revenue by geographic region in which the contract is performed for the three and nine months ended October 1, 2021 and October 2, 2020 is as follows:

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Middle East	$263,257	$223,544	17.8%	$761,758	$677,449	12.4%
United States	139,357	87,979	58.4%	435,717	250,900	73.7%
Europe	34,902	38,108	(8.4)%	111,604	106,171	5.1%
Asia	21,892	2,784	686.3%	55,178	5,692	869.4%
Total revenue	$459,408	$352,415		$1,364,257	$1,040,212

Revenue by contract relationship for the three and nine months ended October 1, 2021 and October 2, 2020 is as follows:

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Prime contractor	$429,370	$332,564	29.1%	$1,272,671	$980,301	29.8%
Subcontractor	30,038	19,851	51.3%	91,586	59,911	52.9%
Total revenue	$459,408	$352,415		$1,364,257	$1,040,212

Revenue by customer for the three and nine months ended October 1, 2021 and October 2, 2020 is as follows:

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In thousands)	2021	2020	Change	2021	2020	Change
Army	$304,341	$236,267	28.8%	$869,690	$711,173	22.3%
Air Force	63,569	79,425	(20.0)%	207,565	231,088	(10.2)%
Navy	52,556	18,785	179.8%	165,391	48,564	240.6%
Other	38,942	17,938	117.1%	121,611	49,387	146.2%
Total revenue	$459,408	$352,415		$1,364,257	$1,040,212
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

As of October 1, 2021 and December 31, 2020, we had contract assets of $249.3 million and $203.1 million, respectively. Refer to Note 5, "Receivables" for additional information regarding the composition of our receivable balances. As of both October 1, 2021 and December 31, 2020, our contract liabilities were insignificant.
NOTE 4
ACQUISITIONS
Zenetex
On December 31, 2020, we acquired Zenetex, LLC (Zenetex) a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhanced protection for defense and national security clients globally.
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
A breakdown of the preliminary purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$40,343
Deferred taxes	88
Other current assets	1,261
Property, plant and equipment	1,108
Goodwill	48,959
Intangible assets	57,100
Right-of-use assets	7,930
Accounts payable	(7,381)
Other current liabilities	(11,385)
Accrued compensation	(12,087)
Lease liabilities	(8,275)
Other non-current liabilities	(55)
Purchase price, net of cash acquired	$117,606

Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date. The Condensed Consolidated Statement of Income for the first nine months of 2021 was not impacted by any such adjustments.
The Company recognized customer related intangible assets arising from the acquisition. The fair value was $57.1 million with an amortization period of 11.8 years. Additionally, the Company recognized goodwill of $49.0 million arising from the acquisition, which relates primarily to acquired services strengthening our position as a leading fully-integrated provider in the converged infrastructure market, as well as extending our operations and maintenance services to increase content and scope at client installations. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Zenetex acquisition is fully deductible for income tax purposes.
Zenetex's results of operations have been included in our Condensed Consolidated Statements of Income for the periods subsequent to acquisition on December 31, 2020. For the three and nine months ended October 1, 2021, Zenetex recognized revenue of $57.4 million and $183.0 million, respectively. For the three and nine months ended October 1, 2021, income from operations before income taxes was $2.5 million and $7.0 million, respectively. For the three and nine months ended October 2, 2020, on a pro forma basis, the acquired business would have recognized revenue of $62.6 million and $177.5 million, respectively and an insignificant amount of income from operations before income taxes after pro forma adjustments.
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

The Company recognized customer related intangible assets arising from the acquisition. The fair value was $8.6 million with an amortization period of 7.4 years. Additionally, the Company recognized goodwill of $6.1 million arising from the acquisition, which relates primarily to growth opportunities in the IC as a converged infrastructure provider. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the HHB acquisition is fully deductible for income tax purposes.
The remainder of the preliminary purchase price allocation was primarily working capital.
Adjustments to the initial purchase accounting for the acquired net assets will be completed, as needed, up to one year from the acquisition date as we obtain additional information regarding facts and circumstances that existed as of the acquisition date. The Condensed Consolidated Statement of Income for the first nine months of 2021 was not impacted by any such adjustments.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	October 1, 2021	December 31, 2020
Billed receivables	$81,737	$102,045
Unbilled receivables (contract assets)	249,299	203,127
Other	6,036	9,787
Total receivables	$337,072	$314,959
As of October 1, 2021 and December 31, 2020, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the October 1, 2021 contract assets during the next twelve months. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended October 1, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$339,702
Adjustments to preliminary purchase price allocation of Zenetex	(18,140)
Adjustments to preliminary purchase price allocation of HHB	(4,584)
Balance at October 1, 2021	$316,978
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Identifiable intangible assets consist of the following:

	October 1, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$77,300	$(12,902)	$64,398	$48,800	$(6,645)	$42,155
Customer contracts	7,200	(3,212)	3,988	7,200	(2,133)	5,067
Trade names and other	1,248	(546)	702	1,243	(360)	883
Balance	$85,748	$(16,660)	$69,088	$57,243	$(9,138)	$48,105
Identifiable intangible asset amortization expense was $2.6 million and $7.5 million for the three and nine months ended October 1, 2021, respectively. Intangible amortization for the three and nine months ended October 2, 2020 was $1.0 million and $3.0 million, respectively. As of October 1, 2021, the remaining average intangible asset amortization period was 9.7 years.
Future estimated amortization expense is as follows (in thousands):

Period	Amortization
2021 (excluding the nine months ended October 1, 2021)	$2,507
2022	$8,499
2023	$8,403
2024	$7,296
2025	$6,499
After 2025	$35,884
NOTE 7
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, Vectrus Systems Corporation (VSC), entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring on December 24, 2020 and is collectively referred to as the Amended Agreement. The credit agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of October 1, 2021.
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
The Amended Term Loan amortizes in an amount equal to $2.6 million for the fiscal quarters ending December 31, 2021 through September 30, 2022, with the balance of $47.6 million due on November 15, 2022. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of October 1, 2021, the balance outstanding under the Amended Term Loan was $58.0 million.
The Amended Revolver is available for working capital, capital expenditures and other general corporate purposes. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of October 1, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, and $70.0 million outstanding borrowings under the Amended Revolver resulting in borrowing capacity of $197.3 million under the Amended Revolver. The outstanding borrowings under the Amended Revolver have been reduced by $45.0 million in the first nine months of 2021 from an outstanding balance of $115.0 million as of December 31, 2020. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2022.

The aggregate scheduled maturities of the Amended Term Loan and Amended Revolver as of October 1, 2021, are as follows:

(In thousands)	Payments due
2021 (excluding the nine months ended October 1, 2021)	$2,600
2022	125,400
Total	$128,000
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
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.50 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of October 1, 2021, we had a ratio of total consolidated indebtedness to EBITDA of 1.33 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 15.55 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of October 1, 2021.
Interest Rates and Fees. Outstanding borrowings under the Amended Credit Facilities accrue interest, at our option, at a per annum rate of (i) LIBOR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at October 1, 2021 was 2.34%.
Carrying Value and Fair Value. As of October 1, 2021 and December 31, 2020, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
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
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $43.7 million at October 1, 2021, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments in our balance sheet for our interest rate hedges in the Condensed Consolidated Balance Sheets as of October 1, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$904
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$95

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
We regularly assess the creditworthiness of the counterparty. As of October 1, 2021, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative losses of $0.8 million and $0.7 million were recognized in interest expense, net, in our Condensed Consolidated Statements of Income during the first nine months of 2021 and 2020, respectively. We expect $0.9 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of October 1, 2021 to be recognized in earnings within the next 12 months.
Foreign Currency Derivative Instruments
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of October 1, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other accrued liabilities	$153
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Condensed Consolidated Balance Sheets as of December 31, 2020:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Foreign currency forward designated as cash flow hedge	Other current assets	$404
At October 1, 2021, we had outstanding foreign currency forward contracts, for the exchange of U.S. dollars and Euros, with a notional amount of $3.4 million and expiration dates through January 2022.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to, and did not, post collateral as of October 1, 2021.
Net foreign currency derivative gains of $0.2 million and losses of $0.2 million were recognized in selling, general and administrative expenses during the first nine months of 2021 and 2020, respectively. We expect $0.2 million of existing foreign currency forward contract losses reported in accumulated other comprehensive loss as of October 1, 2021 to be recognized in earnings within the next 12 months.
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

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operating lease expense	$3,307	$1,349	$7,372	$5,621
Variable lease expense	184	191	599	546
Short-term lease expense	16,630	14,323	47,367	40,483
Total lease expense	$20,121	$15,863	$55,338	$46,650
Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	October 1, 2021	December 31, 2020
Right-of-use assets	$43,111	$18,718

Current lease liabilities (recorded in other accrued liabilities)	$11,280	$6,245
Long-term lease liabilities (recorded in other non-current liabilities)	34,308	13,970
Total operating lease liabilities	$45,588	$20,215
Additional right-of-use assets of $31.4 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first nine months of 2021.
The weighted average remaining lease term and discount rate for our operating leases at October 1, 2021 was 5.3 years and 3.7%, respectively.
Maturities of lease liabilities at October 1, 2021 were as follows:

(In thousands)	Payments due
2021 (excluding the nine months ended October 1, 2021)	$3,300
2022	12,020
2023	11,825
2024	7,435
2025	3,488
After 2025	13,139
Total minimum lease payments	51,207
Less: Imputed interest	(5,619)
Total operating lease liabilities	$45,588

On September 30, 2021, the Company signed a forward-starting lease agreement in support of its contractual obligations under a task order issued under the Logistics Civil Augmentation Program (LOGCAP) V support services contract in support of the U.S. Military. The lease commencement date, which is anticipated in early 2022, is subject to the completion of certain documents and the receipt of related government regulatory and other third-party approvals. The lease term consists of eight one-year extension options and one additional six month option period. The annual rent obligations are $20 million per year, subject to a market adjustment beginning in the sixth year, and additional rent obligations for certain operating expenses.

NOTE 10
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $8.2 million and $11.7 million as of October 1, 2021 and December 31, 2020, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent and the U.S. government regarding these cost adjustments from 2007 through 2014 and believe that our potential cumulative liability for these years is insignificant. Between June 2019 and March 2021, the U.S. government provided us with three Contracting Officers Final Decisions (COFD) for the years from 2007 through 2014 related to Former Parent costs. We filed appeals of the COFDs with the Armed Services Board of Contract Appeals (ASBCA), which have been consolidated. The ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through November 12, 2021, to enable ongoing discussions regarding the matter between the parties. The U.S. government subsequently offered a settlement to reduce the costs to an insignificant amount to address errors and costs related to contracts novated to our Former Parent, which we are currently reviewing. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing guidelines, and restrictions on employees going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company has observed, and continues to experience, some disruptions on its operations due to government and supply chain delays related to the global pandemic. While the extent to which COVID-19 ultimately impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts, particularly with respect to newly issued vaccine mandates for government contractors and subcontractors, could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Compensation costs for equity-based awards	$1,680	$1,284	$5,666	$4,286
Compensation costs for liability-based awards	324	(196)	1,261	2,213
Total compensation costs, pre-tax	$2,004	$1,088	$6,927	$6,499
Future tax benefit	$435	$235	$1,504	$1,404
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of October 1, 2021, total unrecognized compensation costs related to equity-based awards and liability-based awards were $7.2 million and $2.7 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.79 years and 1.71 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the nine months ended October 1, 2021:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	74	$23.37	253	$41.67
Granted	—	$—	155	$56.43
Exercised	(5)	$20.62	—	$—
Vested	—	$—	(135)	$57.23
Forfeited or expired	—	$—	(25)	$50.73
Outstanding at October 1, 2021	69	$23.59	248	$51.05

During the nine months ended October 1, 2021, we granted long term incentive awards to employees consisting of 134,442 RSUs with a weighted average grant date fair value per share of $57.15 and to our directors consisting of 21,020 RSUs with a weighted average grant date fair value per share of $51.86.
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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the nine months ended October 1, 2021, we granted TSR awards with an outstanding aggregate target TSR value of $2.4 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
NOTE 12
INCOME TAXES
Effective Tax Rate
Income tax expense during interim periods is based on an estimated annual effective income tax rate, plus discrete items that may occur in any given interim periods. The computation of the estimated effective income tax rate at each interim period requires certain estimates and judgment including, but not limited to, forecasted operating income for the year, projections of the income earned and taxed in various jurisdictions, newly enacted tax rate and legislative changes, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.
For the three months ended October 1, 2021 and October 2, 2020, we recorded an income tax provision of $0.7 million and $3.5 million, representing effective income tax rates of 6.2% and 25.2%, respectively. For the nine months ended October 1, 2021 and October 2, 2020, we recorded income tax provisions of $7.6 million and $5.6 million, representing effective income tax rates of 16.6% and 21.7%, respectively. The reduction in our effective tax rate is due to the utilization of tax credits on previously filed tax returns. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses, available deductions not reflected in book income, and income tax credits.
Uncertain Tax Provisions
As of October 1, 2021 and December 31, 2020, unrecognized tax benefits from uncertain tax positions were $9.1 million and $7.4 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction as the Company reserves a portion of the FDII benefit claimed or expected to be claimed on its income tax return filings.

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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$10,258	$10,391	$38,240	$20,170

Weighted average common shares outstanding	11,726	11,621	11,696	11,590
Add: Dilutive impact of stock options	34	34	38	38
Add: Dilutive impact of restricted stock units	89	96	96	115
Diluted weighted average common shares outstanding	11,849	11,751	11,830	11,743

Earnings per share
Basic	$0.87	$0.89	$3.27	$1.74
Diluted	$0.87	$0.88	$3.23	$1.72
The following table provides a summary of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2021	2020	2021	2020
Anti-dilutive restricted stock units	3	3	3	2
NOTE 14
MULTIEMPLOYER PENSION PLANS
Certain Company employees that perform work on contracts within the continental United States participate in multiemployer pension plans of which the Company is not the sponsor. Expense recognized for these plans was $0.2 million and $0.8 million for the three and nine months ended October 1, 2021, respectively, and $1.0 million and $3.1 million for the three and nine months ended October 2, 2020, respectively. Contributions were made to one plan for the first nine months of 2021 and eight plans for the first nine months of 2020. The decrease in expense and the amount of multiemployer pension plan participation by the Company is attributable to the completion of a subcontract in September 2020. At the time the contract was completed, the individuals ceased being Vectrus employees. Those employees were hired by the successor contractor who then inherited the contractual obligation to fund the related multiemployer pension plans on the individual's behalf.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to the potential impact of the coronavirus pandemic (COVID-19), and any current or future government mandated COVID-19 precautions, including mandatory vaccination, and its impact on us, our operations, or our future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
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
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the nine months ended October 1, 2021 and October 2, 2020, we had total revenue of $1,364.3 million and $1,040.2 million, respectively, substantially all of which was derived from U.S. government customers. For the nine months ended October 1, 2021 and October 2, 2020, we generated approximately 64% and 68% of our total revenue from the U.S. Army, respectively.
Executive Summary
Our revenue increased $107.0 million, or 30.4%, for the three months ended October 1, 2021 compared to the three months ended October 2, 2020. The increase in revenue was attributable to a $45.8 million expansion on our existing contracts and $61.2 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Middle East, and Asia programs increased by $51.4 million, $39.7 million, and $19.1 million, respectively, and decreased from our Europe programs by $3.2 million.
Operating income for the three months ended October 1, 2021, was $12.9 million, a decrease of $1.9 million, or 13.1%, compared to the three months ended October 2, 2020. The increase was due to improved operating performance and the impact of the acquisitions of Zenetex and HHB.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative catch-up adjustments due to aggregate changes in contract estimates increased operating income by $2.6 million and less than $0.1 million for the three months ended October 1, 2021 and October 2, 2020, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three and nine months ended October 1, 2021, compared to the three and nine months ended October 2, 2020, are contained in the "Discussion of Financial Results" section.
Recent Developments
Information regarding certain significant contracts is discussed in "Significant Contracts" below.

COVID-19 Impact
The COVID-19 pandemic continues to present significant business challenges in 2021. During the first nine months of 2021, we continued to experience impacts related to COVID-19, including continued increased coronavirus-related costs, global supply chain disruptions, local immigration regulations limiting the ability to deploy personnel, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. In addition, President Biden announced new vaccine mandates on September 9, 2021 for government contractors and subcontractors. If these mandates are implemented, the extent of the regulatory impact is unclear and could have a material adverse impact on the Company's operations. As new variants of the virus emerge, we remain cautious as many factors remain unpredictable. We continue to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines, to work with our customers to minimize ultimate potential disruptions, and to support our community in addressing the challenges posed by this global pandemic.
The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, new government regulations for defense contractors and other related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted.
For the three months ended October 1, 2021, the impact of COVID-19 was immaterial to our financial results.
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
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the nine months ended October 1, 2021 and October 2, 2020:

	% of Total Revenue
	Nine Months Ended
Contract Name	October 1, 2021	October 2, 2020
Kuwait Base Operations and Security Support Services (K-BOSSS)	19.9%	33.3%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	10.3%	0.1%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	8.0%	15.2%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The K-BOSSS contract is currently exercised through August 28, 2022 and is our largest base operations support services contract within the State of Kuwait. Components of the K-BOSSS contract were re-competed as a task order under the LOGCAP V contract vehicle and were awarded to us on April 12, 2019. The K-BOSSS contract contributed $271.4 million and $346.8 million of revenue for nine months ended October 1, 2021 and October 2, 2020, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2022, with four additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $141.2 million and $0.8 million of revenue for nine months ended October 1, 2021 and October 2, 2020, respectively.

On December 29, 2020, the U.S. Army announced that Vectrus Systems Corporation (VSC), our wholly-owned subsidiary was awarded an $882.5 million cost-plus-fixed-fee contract to continue Operations, Maintenance, and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). Work will be based in Kuwait with additional locations throughout Southeast Asia. On March 8, 2021, the U.S. government received a protest from a competitor, which was filed at the Government Accountability Office (GAO). The GAO decided the case and denied the protest on June 1, 2021. Subsequently, on July 13, 2021, the unsuccessful competitor filed a protest at the U.S. Court of Federal Claims (COFC). Performance is ongoing on the contract awarded to Vectrus as there is no "stay" of performance due to the filing of the protest. A hearing at the COFC is expected by the end of 2021. The estimated completion date of this contract is December 26, 2025. The OMDAC-SWACA contract contributed $109.2 million and $158.5 million of revenue for the nine months ended October 1, 2021 and October 2, 2020, respectively.
Backlog
Total backlog includes remaining performance obligations, consisting of both funded backlog (firm orders for which funding is contractually authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer and unexercised contract options). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the GAO or in the COFC. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of U.S. government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
For the nine months ended October 1, 2021, total backlog was $4.9 billion as compared to $5.1 billion at December 31, 2020. The following is a summary of our backlog as of October 1, 2021 and December 31, 2020:

	October 1,	December 31,
(In millions)	2021	2020
Funded backlog	$1,197	$843
Unfunded backlog	3,713	4,221
Total backlog	$4,910	$5,064

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1,718.4 million during the nine months ended October 1, 2021, which was an increase of $130.8 million compared to the nine months ended October 2, 2020.
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
The U.S. government's fiscal year (FY) begins on October 1 and ends on September 30. On April 9, 2021, the Biden Administration introduced the initial FY 2022 discretionary budget plan. The proposal requests $753 billion in discretionary funding for national defense and includes $715 billion for the DoD. The $715 billion DoD request compares to the FY 2021 enacted amount of $704 billion. While a proposal has been introduced, risks remain to FY 2022 as the budget has not yet been passed. On September 30, 2021, the President signed a continuing resolution (CR) into law that provides continuing FY 2022 appropriations to federal agencies through the earlier of December 3, 2021, or the enactment of the applicable appropriations act. The CR funds most programs and activities at the FY2021 levels with several exceptions. Congress will have to pass a broader funding package or another short-term bill by December 3, 2021, to avoid a government shutdown.

There are risks associated with the timing and amount of future appropriations. If annual appropriations bills are not enacted, the U.S. government may operate under a CR, restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, including the DoD, could arise. Future CR’s and government shutdowns may lead to delays in procurement of services due to lack of funding, and; those delays may adversely affect our revenue, results of operations and cash flow. Finally, there remains uncertainty surrounding future discretionary defense funding levels and priorities of the Administration and Congress, which could adversely impact demand for our services.
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
DISCUSSION OF FINANCIAL RESULTS
Operating Income (Expense)
Three months ended October 1, 2021, compared to three months ended October 2, 2020
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	October 1, 2021	October 2, 2020	$	%
Revenue	$459,408	$352,415	$106,993	30.4%
Cost of revenue	418,900	320,234	98,666	30.8%
% of revenue	91.2%	90.9%
Selling, general, and administrative expenses	27,618	17,344	10,274	59.2%
% of revenue	6.0%	4.9%
Operating income	12,890	14,837	(1,947)	(13.1)%
Operating margin	2.8%	4.2%
Interest expense, net	(1,955)	(939)	1,016	108.2%
Income from operations before income taxes	10,935	13,898	(2,963)	(21.3)%
% of revenue	2.4%	3.9%
Income tax expense	677	3,507	(2,830)	(80.7)%
Effective income tax rate	6.2%	25.2%
Net Income	$10,258	$10,391	$(133)	(1.3)%
Revenue
Revenue for the three months ended October 1, 2021 was $459.4 million, an increase of $107.0 million, or 30.4%, as compared to the three months ended October 2, 2020. The increase in revenue was attributable to a $45.8 million expansion on our existing contracts and $61.2 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Middle East, and Asia programs increased by $51.4 million, $39.7 million, and $19.1 million, respectively, and decreased from our Europe programs by $3.2 million.
Cost of Revenue
Cost of revenue as a percentage of revenue was 91.2% compared to 90.9% for the three months ended October 1, 2021 and October 2, 2020, respectively. The increase in cost of revenue of $98.7 million, or 30.8%, for the three months ended October 1, 2021, as compared to the three months ended October 2, 2020, was primarily due to the volume fluctuations described for revenue.

Selling, General, & Administrative (SG&A) Expenses
For the three months ended October 1, 2021, SG&A expenses of $27.6 million increased by $10.3 million, or 59.2%, as compared to October 2, 2020. The increase was due to the addition of SG&A expenses from Zenetex and HHB and an increase in M&A, integration and related costs.
Operating Income
Operating income for the three months ended October 1, 2021 decreased by $1.9 million, or 13.1%, as compared to the three months ended October 2, 2020. The decrease was due primarily to the fluctuations described for SG&A.
Operating income as a percentage of revenue was 2.8% for the three months ended October 1, 2021, compared to 4.2% for the three months ended October 2, 2020. The decrease in operating income is a result of an increase in M&A integration and related costs.
Aggregate cumulative catch-up adjustments increased operating income by $2.6 million and less than $0.1 million for the three months ended October 1, 2021 and October 2, 2020, respectively. The aggregate cumulative catch-up adjustments for the three months ended October 1, 2021 and October 2, 2020 related to changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. Operating income is also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of Other Direct Cost (ODCs) purchases.
Nine months ended October 1, 2021, compared to nine months ended October 2, 2020
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
(In thousands, except for percentages)	October 1, 2021	October 2, 2020	$	%
Revenue	$1,364,257	$1,040,212	$324,045	31.2%
Cost of revenue	1,235,209	951,743	283,466	29.8%
% of revenue	90.5%	91.5%
Selling, general, and administrative expenses	77,045	58,718	18,327	31.2%
% of revenue	5.6%	5.6%
Operating income	52,003	29,751	22,252	74.8%
Operating margin	3.8%	2.9%
Interest expense, net	(6,140)	(3,988)	(2,152)	54.0%
Income from operations before income taxes	45,863	25,763	20,100	78.0%
% of revenue	3.4%	2.5%
Income tax expense	7,623	5,593	2,030	36.3%
Effective income tax rate	16.6%	21.7%
Net Income	$38,240	$20,170	$18,070	89.6%
Revenue
Revenue for the nine months ended October 1, 2021 was $1,364.3 million, an increase of $324.0 million, or 31.2%, as compared to the nine months ended October 2, 2020. The increase in revenue was attributable to a $129.6 million expansion on our existing contracts and $194.5 million from our acquisitions of Zenetex and HHB. Revenue from our U.S., Middle East, Asia and Europe programs increased by $184.8 million, $84.3 million, $49.5 million, and $5.4 million, respectively.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.5% compared to 91.5% for the nine months ended October 1, 2021 and October 2, 2020, respectively. The increase in cost of revenue of $283.5 million, or 29.8%, for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily due to the volume fluctuations described for revenue.
Selling, General, & Administrative Expenses
For the nine months ended October 1, 2021, SG&A expenses of $77.0 million increased by $18.3 million, or 31.2%, as compared to October 2, 2020. The increase was primarily due to the addition of SG&A expenses from Zenetex and HHB.

Operating Income
Operating income for the nine months ended October 1, 2021 increased by $22.3 million, or 74.8%, as compared to the nine months ended October 2, 2020. The increase was due to improved operating performance and the impact of the acquisitions of Zenetex and HHB.
Operating income as a percentage of revenue was 3.8% for the nine months ended October 1, 2021, compared to 2.9% for the nine months ended October 2, 2020.
Aggregate cumulative catch-up adjustments decreased operating income by $0.4 million and $3.8 million for the nine months ended October 1, 2021 and October 2, 2020, respectively. The aggregate cumulative catch-up adjustments for the nine months ended October 1, 2021 and October 2, 2020 related to changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. Operating income is also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of Other Direct Cost (ODCs) purchases.
Interest (Expense) Income, Net
Interest (expense) income, net for the three and nine months ended October 1, 2021 and October 2, 2020 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
(In thousands, except for percentages)	October 1, 2021	October 2, 2020	$	%	October 1, 2021	October 2, 2020	$	%
Interest income	$15	$27	$(12)	(42.7)%	$48	$109	$(61)	(55.7)%
Interest expense	(1,970)	(966)	1,004	103.9%	(6,188)	(4,097)	2,091	51.0%
Interest expense, net	$(1,955)	$(939)	$1,016	108.1%	$(6,140)	$(3,988)	$2,152	54.0%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense, net of $2.2 million for the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020 was due to the use of our revolving credit facility in 2021 for the December 31, 2020 acquisitions of Zenetex and HHB.
Income Tax Expense
We recorded income tax expense of $0.7 million and $3.5 million for the three months ended October 1, 2021 and October 2, 2020, respectively, representing effective income tax rates of 6.2% and 25.2%, respectively. For the nine months ended October 1, 2021 and October 2, 2020, we recorded income tax expense of $7.6 million and $5.6 million, respectively, representing effective income tax rates of 16.6% and 21.7%, respectively. The reduction in our effective tax rate is due to the utilization of tax credits on previously filed tax returns. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses, available deductions not reflected in book income, and income tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We have generated operating cash flows sufficient to fund our working capital, capital expenditures, and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, our credit facilities, and access to capital markets. When necessary, we will utilize our revolving credit facility to satisfy short-term working capital requirements.
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
To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. To meet current and potential short-term working capital requirements and strengthen the Company's cash position in response to COVID-19 uncertainties, Vectrus drew $115 million from its revolving credit facility during the first quarter of 2020. This amount was repaid in full during the second quarter of 2020. Vectrus had net debt of $71.8 million as of October 1, 2021 and $112.1 million as of December 31, 2020. At October 1, 2021, there were $70.0 million of outstanding borrowings under the Amended Revolver that were used for the December 31, 2020 acquisitions of Zenetex and HHB.
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
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $25.5 million of our total $56.2 million in cash and cash equivalents at October 1, 2021 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
At October 1, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, which reduced our borrowing availability under the Amended Revolver to $197.3 million.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 67 and 66 days as of October 1, 2021 and December 31, 2020, respectively.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Operating activities	$53,378	$37,655
Investing activities	(9,868)	(3,348)
Financing activities	(53,221)	(6,359)
Foreign exchange[1]	(2,784)	468
Net change in cash, cash equivalents and restricted cash	$(12,495)	$28,416
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash provided by operating activities for the nine months ended October 1, 2021 consisted of cash inflows from net income of $38.2 million, the favorable impact of non-cash items of $20.0 million and a favorable net change in working capital requirements of $1.0 million. This was partially offset by cash outflows for other long-term assets and liabilities of $5.8 million.

Net cash provided by operating activities during the nine months ended October 2, 2020 consisted of net income of $20.2 million, the favorable impact of non-cash items of $12.9 million and favorable net changes in other long-term assets and liabilities of $9.3 million, partially offset by an increase in net working capital requirements of $4.7 million. Tax deferrals related to the CARES Act contributed $9.9 million to our cash flows from operating activities.
Net cash used in investing activities for the nine months ended October 1, 2021 consisted of $7.7 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations and $2.5 million for a joint venture contribution. These outflows were partially offset by inflows from a $0.3 million business acquisition purchase price adjustment. During the nine months ended October 2, 2020, $3.3 million was used for the purchase of software and hardware, and vehicles and equipment.
Net cash used in financing activities during the nine months ended October 1, 2021 consisted of repayments of long-term debt of $6.0 million and payments of $2.3 million for employee withholding taxes on share-based compensation. This was partially offset by $0.1 million received from the exercise of stock options. During the nine months ended October 1, 2021, we also borrowed and repaid $352.0 million and $397.0 million, respectively, on the Amended Revolver.
Net cash used in financing activities during the nine months ended October 2, 2020 consisted of repayments of long-term debt of $4.5 million and payments related to employee withholding taxes on share-based compensation in the amount of $1.9 million. During the nine months ended October 2, 2020, we borrowed and repaid $151.0 million on the Amended Revolver. The outstanding borrowings under the Amended Revolver were reduced by $45.0 million in the first nine months of 2021 from an outstanding balance of $115.0 million as of December 31, 2020.
Capital Resources
At October 1, 2021, we held cash and cash equivalents of $56.2 million, which included $25.5 million held by foreign subsidiaries, and had $197.3 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2022. We believe that our cash at October 1, 2021, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
During the nine months ended October 1, 2021, we paid $6.0 million in quarterly installment payments on the Amended Term Loan. See Note 9, "Leases" in the notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional contractual obligation information.
Off-Balance Sheet Arrangements
We have obligations relating to operating leases and letters of credit outstanding. Our Amended Revolver permits borrowings up to $270.0 million, of which $25.0 million is available for the issuance of letters of credit. At October 1, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, which reduced our borrowing availability under the Amended Revolver to $197.3 million.
On September 30, 2021, Vectrus Systems Corporation, a wholly owned subsidiary of Vectrus, Inc. (collectively, the “Company”) signed and delivered a guaranty of certain obligations (the “Guaranty”) in connection with a lease agreement entered into by an entity controlled by the Company in support of its contractual obligations under a task order issued under Logistics Civil Augmentation Program (LOGCAP) V support services contract in support of the U.S. Military and the INDO-PACOM Setting the Theater Task Order and associated Performance Task Order (the “Lease”). Under the terms of the Guaranty, the Company is required to guarantee the annual rent obligations under the Lease of $20 million per year for up to eight years and six months, subject to a market adjustment beginning in the sixth year, and additional rent obligations for certain operating expenses. The Guaranty is limited to the failure to pay such annual rent and additional rent amounts under the Lease due to (i) offset, suspension or termination of payments by the U.S. Government for the Company’s non-compliance or acts or omissions in connection with the lease or other contracts with the U.S. Government, or (ii) termination of payments by the U.S. Government due to the Company’s fraud, willful misconduct or material breach or similar bad acts.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 on the global economy and any current or future government mandated COVID-19 precautions, including mandatory vaccination; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors contained below under Part II, Item 1A, “Risk Factors,” and described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at October 1, 2021.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.1 million change in our annual cash interest expenses, net of interest rate swaps in place as of October 1, 2021 to hedge a portion of this risk

Assuming our Amended Revolver was fully drawn to a principal amount equal to $270.0 million, each one percentage point change in interest rates would result in a $2.7 million change in our annual cash interest expense.
As of October 1, 2021, the notional value of our interest rate swap agreements totaled $43.7 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 8, "Derivative Instruments" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings. As of October 1, 2021, the U.S. dollar notional value of our outstanding foreign currency forward contracts was approximately $3.4 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of October 1, 2021, a 5% appreciation in the value of the U.S. dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
We substantially completed the implementation of our new Enterprise Resource Planning (ERP) system during our fiscal quarter ended April 2, 2021. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required.
Except for the matters noted above, there was no change in our internal control over financial reporting that occurred during the period ended October 1, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
New regulations including Executive Order 14042 concerning mandatory COVID-19 vaccination of employees of government contractors and subcontractors could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden announced proposed new rules, including Executive Order 14042, requiring COVID-19 vaccinations for all US-based federal government contractor and subcontractor employees (subject to medical and religious exemptions), regardless of company size, with a deadline for compliance of December 8, 2021. On September 24, 2021, the SAFER Federal Workforce Task Force issued guidance, protocols, and frequently asked questions governing implementation of the Executive Order. As a result, on October 14, 2021 we announced that we will implement the COVID-19 vaccinate requirement to comply with Executive Order 14042 and the SAFER Federal Workforce Task Force, and require all U.S.-based Company employees, suppliers, and contractors to be fully vaccinated (subject to medical and religious exemptions), if and when, the requirement is applied to our individual contracts through contractual modification. Further, for our global employees based outside of the U.S., we will comply with both contractual and/or host nation requirements as it relates to the vaccine.
It is currently not possible to predict with certainty the exact impact the new regulations will have on us. As a government contractor, any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly (if there are enough testing kits available) could be difficult. Compliance with these new regulations could result in increased costs, employee attrition and difficulty securing future labor needs, which may have a material adverse effect on our business, revenues and results of operation. In addition, any requirement to impose mandatory vaccination obligations on our suppliers and subcontractors could impact the price and continuity of supply of materials or labor and our results of operations and financial condition could be further adversely affected. We continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our customers.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Guaranty of Lease, dated September 30, 2021, by Vectrus Systems Corporation (incorporated by reference to Exhibit 10.1 to Vectrus, Inc,'s Current Report on Form 8-K filed October 6, 2021)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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

101	The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: November 9, 2021