Form 10-K
period 2021-12-31
Vectrus, Inc.
filed 2022-03-07
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of July 2, 2021, the last business day of the registrant’s most recently completed second quarter, was $543,635,649.
As of February 25, 2022, there were 11,738,546 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the registrant’s fiscal year.

VECTRUS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
With a history of more than 75 years, Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is a leading provider of global service solutions, including facility and base operations, supply chain and logistics services, information technology mission support, engineering and digital integration services, security services, and maintenance repair and overhaul (MRO) services primarily to the United States (U.S.) government in 205 locations and 28 countries and territories across five continents in both stable and unstable political and economic environments. A primary strength of our company is our global footprint and ability to recruit U.S. and international personnel, as well as navigate the logistical, legal, and other complexities of operating in multiple austere overseas locations. We operate our business based on three core values: Integrity, Respect and Responsibility. We have a proven history of deploying resources rapidly and with precision to support the success of our customers' missions. Our future strategy is to advance our competitive profile and further differentiate Vectrus as an innovator in the converged infrastructure market.
Our primary customer is the U.S. Department of Defense (DoD), with a large concentration in the U.S. Army. For the years ended December 31, 2021, 2020 and 2019, we had total revenue of $1.8 billion, $1.4 billion and $1.4 billion, respectively, substantially all of which was derived from U.S. government customers.
We employ approximately 8,100 people and engage approximately 6,100 additional subcontract personnel around the world. The executive management team has an average of 36 years of experience in the military, the defense industry, and a wide range of other U.S. government agencies. Our management team has experience winning contracts, driving premier operating efficiencies, and managing all aspects of the demanding compliance culture required of a U.S. government contractor in a global environment. We are also a leading employer of veterans with more than 39% of our employees with a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer.
Vectrus was incorporated as an Indiana corporation in February 2014 as part of a spin-off (Spin-Off) from Exelis, Inc. in September 2014, resulting in Vectrus becoming an independent, publicly traded company. References in this Annual Report on Form 10-K to Exelis or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Subsequent to the Spin-Off, Exelis was acquired by a predecessor entity of L3Harris Technologies, Inc. in May 2015.
Acquisitions
On December 31, 2020, Vectrus acquired Zenetex, LLC (Zenetex) and Higgins, Hermansen, Banikas, LLC (HHB). Zenetex is a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhanced protection for defense and national security clients globally and HHB delivers intelligence community solutions. These solutions are primarily integrated into our existing Vectrus business as additional services. The purchase prices of $117.6 million and $15.5 million, respectively, were funded with cash on hand and borrowings under our revolving credit facility.
In July 2019, Vectrus acquired Advantor Systems Corporation and Advantor Systems, LLC (collectively, Advantor) from Infrasafe Holding, Inc. and Infrasafe, LLC (collectively, Infrasafe). Advantor is a leading provider of integrated electronic security systems to the U.S. government and is the only vertically integrated and accredited Command, Control & Communications (C3) networked security technology platform in the industry. The purchase price of $45.1 million was funded with cash on hand and borrowings under our revolving credit facility
Our Business Strategy
Our goal is to be an innovator and leader in the convergence of our clients' physical and digital infrastructure and supply chain needs.
We seek to drive growth through the following three strategies: Enhance the Foundation, Expand the Portfolio, and Add More Value. Key components of these strategies, and our progress in executing these strategies, include:
•Enhance the Foundation. We strive to enhance our business by strengthening our methods and approaches to deliver higher value, high-impact services to our clients, while growing in and around, our strong foundation in our four core capabilities: facility and base operations; supply chain and logistics services; information technology mission support; and engineering and digital integration services. The development and execution of growth campaigns to increase our organic revenue generation with both existing and new customers is a key component to this strategy.

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
Our Service Offerings
We focus on six core service offerings and solutions in support of the U.S. government: facility and base operations, supply chain and logistics services, information technology mission support, engineering digital integration services, security services. and MRO. We offer our services around the globe, including the Asia-Pacific region, Europe, the Middle East, and the U.S.
Facility and Base Operations
Vectrus delivers total facility and base operations support for the U.S. Army, Air Force, Navy, Marines, and national security agencies in both garrison and during contingency operations. From the U.S. and Europe to the INDOPACOM region and CENTCOM region, our services are critical to meeting global mission requirements. Our customers count on us to provide integrated solutions that increase reliability, lower cost of ownership, improve quality of life, and, most important, ensure operational readiness.
Our facility and base operations capabilities consist of:
•Facilities Operations and Maintenance: Vectrus maintains facilities in some of the most austere environments in the world.
•Base Life Support: These services are associated with the well-being of our military members and their families, including food services; morale, welfare, and recreation services; postal operations; housing and lodging management; and travel office support at military installations around the world.
•Facilities Engineering and Management: We provide comprehensive solutions for facility management, assisting in the planning, engineering, design, implementation, and management. Specific services include computer-aided facility management, architectural and interior design, computer-aided design, and building operations for client facilities.
•Airfield Management: These services include flight operations and scheduling, runway maintenance and cleaning, aerospace ground equipment operation and maintenance, and navigation aids operation and maintenance.
•Emergency Services: These services include premier firefighting, ambulance, and medical services in multiple locations.
•Civil Engineering: These services include sustainment of installation facilities and infrastructure and designing, executing and supervising construction projects.
•Public Works: These services include utilities, power production and distribution, roads and grounds maintenance, water treatment, potable water production and distribution, solid waste disposal and recycling, facilities operations, maintenance and repair, which consist of plumbing, electrical, carpentry, vector control, and heating, ventilation, air conditioning and refrigeration.
•Security: Vectrus provides protection services by providing static and mobile security, entry and exit control points for installation and remote site security, biometric screening, interviewing, security badges, and personal security detachments.
•Transportation Operations: These services include ground transportation of all types; shuttle bus services; movement of personnel and household goods and supplies; support for military unit movements by air, rail and ship; and motor pool transportation operations.

•Contingency Operations: Vectrus provides facility and base operations support for multiple task orders in the INDOPACOM and CENTCOM regions for fixed bases and also for contingencies and exercises.
Supply Chain and Logistics Services
We support the DoD with our supply chain and logistics capabilities around the world. Whether it’s establishing and sustaining critical infrastructure, improving warehouse management through innovation, or providing integrated logistics capabilities, our end-to-end solutions improve operational performance, increase mission readiness, enhance supply chain distribution, and reduce costs.
Our supply chain and logistics services consist of:
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
•Integrated Logistics: These services bring people, skills, knowledge, equipment, tools, and technical data together to establish, execute, and maintain logistics policies, processes and procedures. These services include security cooperation/assistance and Foreign Military Sales technical and program support; readiness initiatives that accelerate product delivery and optimize the reliability of operational and aviation readiness for foreign partners abroad; and full-service logistics and training support to the DoD and foreign nations for the F-18, H-60, C-130, and Harpoon weapons systems.
•Supply Chain as a Service (SCaaS): These services focus on ways to generate revenue by selling our supply chain capabilities through bundled services and products and providing unique capabilities through innovative solutions. The SCaaS model consists of products or services in commodities, transportation, training, energy, purchasing and private labeling.
Information Technology Mission Support
Vectrus provides a wide range of IT support, networking, and cybersecurity solutions that help the DoD and other U.S. Government agencies meet worldwide mission requirements in multiple areas of operation that include Europe, the Middle East, Asia, the U.S., and at sea. Our full spectrum of solutions include operation and sustainment of communications systems, network and cybersecurity services, lifecycle management of IT systems, system-of-system engineering, and software development.
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
•IT Service Management Design and Implementation (including cloud implementations and application migration): We’ve collaborated with more than 25 government clients to plan, design and integrate IT service management solutions that are both practical and maintainable. Vectrus provides solutions to clients' IT enterprise operations to include data collection and storage, applications virtualization and desktop integration.
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
Engineering and Digital Integration
Our engineering and digital integration capabilities deliver technology-enabled services and solutions, including internet of things integration, analytics development, and proprietary hardware, software, and sensor packages that are uniquely designed to complement and integrate with our facility and base operations services. Vectrus’ comprehensive engineering services are critical to ensuring that disparate devices and systems work together. Our current services include sensor and systems integration, 5G smart warehouse network deployment, advanced engineering for next-generation aircraft, cybersecurity assessment and remediation planning for operational technology, electromagnetic spectrum engineering, and energy resiliency and management.
Vectrus has more than 30 years of electromagnetic spectrum engineering experience that helps us promote the efficient use of radio frequencies for our government, military, and commercial customers. Our full suite of engineering support includes electromagnetic environmental effects analyses, electromagnetic spectrum operations, spectrum supportability risk assessments, real-time/cognitive spectrum operations, spectrum certifications, and frequency management.
These services seek to quicken the pace of technology insertions into our current program base to improve efficiency and transparency.
Our engineering and digital integration capabilities consist of:
•System-of-Systems Engineering and Software Development: These services include engineering and technology solutions focused on high priority mission challenges for defense and national security customers. They increasingly involve internet of things integration of sensors and sensor data, and focus on speed to act and derive value from the resultant data.
•Advanced Engineering: These services include aerospace engineering, system engineering technical reviews, weapons system integration, multi-layer classified network engineering, systems engineering, simulation engineering, research and development, test and evaluation, integrated training.
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
•Electromagnetic Interoperability: Vectrus provides a full suite of electromagnetic maneuver engineering support, including electromagnetic environmental effects analysis, electromagnetic spectrum operations, spectrum supportability risk assessment, real time/cognitive spectrum operations, spectrum certification and frequency management.
Security
Vectrus’ security solutions have been on duty 24/7/365 protecting our nation’s military bases for three decades, important intelligence community (IC) facilities, borders, and other critical resources. Vectrus provides Air Force Certified base-wide security systems for more than 50 U.S. Air Force locations worldwide and over 80 Air National Guard and Air Force Reserve bases. These systems combine integrated monitoring, intrusion detection, access control, video management, and ID badging forming a common operating picture. Our advanced integrated security solutions are certified to meet strict federal, program, and service regulations, including the IC. The Air Force is just one of our long-term security customer partnerships. We also provide integrated security solutions for the U.S. Army including peninsula wide systems in South Korea and Navy, U.S. Customs and Border Protection, the Department of State and other government agencies, and energy-related laboratories.

From assessment and design to construction, installation, training, and sustainment, Vectrus supplements its turnkey electronic security solutions with full lifecycle support. Our security capabilities consist of:
•Perimeter Security and Intrusion Detection: These services include product development, integration, design, support, maintenance, and upgrades for the Advantor suite. This work focuses primarily on the intelligence and defense communities.
•Integrated Electronic Security Monitoring Systems: These systems include a vertically integrated and accredited C3 networked security technology platform; threat assessment; mission-specific end-to-end / turn-key security systems, integrated security products (proprietary and commercial off-the-shelf (COTS) components), integrated electronic security system design, install, training and sustainment.
•Systematic Integrated Security Protection of Physical Assets, IP and Computer Systems: Using advanced technology and approved processes and procedures, our highly skilled personnel provide systematic protection of physical assets and intellectual property, and against malicious intrusion of computer-stored information.
•Video Management Systems: These systems provide instant video assessment of alarm conditions as well as surveillance and situational awareness across the base operation areas and perimeter. Video analytics available in modern digital camera systems at the edge are augmented by the system and support low light imagery.
•Design and Training: The threat assessment combined with the security protection regulations inform the detail design of the systems utilizing both Vectrus intellectual property systems and advanced sensors. Certification training for our customers ensure the systems continue to perform and deliver the protection required. This training is delivered both at the customer location and in classroom/lab settings in Orlando, Florida.
Maintenance, Repair, and Overhaul (MRO)
Vectrus’ MRO services maximize operational readiness, minimize hangar time, and lowers costs. We offer a full spectrum of MRO services for legacy and next-generation aircraft, including fixed-wing, rotary-wing, and unmanned vehicles, as well as back shop operations, lab systems, and weapon subsystems. We also offer a full spectrum of MRO services for a wide range of heavy and light military vehicles, including wheeled and tracked vehicles, as well as military equipment and commercial power generation equipment.
Our MRO capabilities consist of:
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
Revenue by U.S. government customer for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Army	$1,134,849	$965,558	$958,582
Air Force	266,291	299,272	306,767
Navy	224,407	68,748	56,236
Other	158,118	61,951	60,940
Total revenue	$1,783,665	$1,395,529	$1,382,525

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
•The Logistics Civil Augmentation Program V (LOGCAP V) indefinite delivery and indefinite quantity (IDIQ), is an Army strategic sourcing preferred source for base operations support and sustainment services in garrison and during contingency operations. LOGCAP V provides each Army Service Component Command Commander a dedicated regional sustainment capability with a 72-hour response time, and scalability and flexibility that aligns with the military operational tempo. LOGCAP V augments theater sustainment, engineering, and base operations support forces with a capability that can rapidly respond to multiple global contingency and non-contingency missions across the entire continuum of military operations. Vectrus is one of four award recipients of the basic IDIQ contract and will support two geographic combatant commands (GCCs), CENTCOM and INDOPACOM. All Army contingency tasks associated with both CENTCOM and INDOPACOM will be performed by Vectrus for the first five years of LOGCAP V.
The Company's major task orders under the LOGCAP V program are:
▪Kuwait Task Order – Vectrus supports all base operations on multiple bases in Kuwait in support of power projections and reception operations.
▪Iraq Task Order – Vectrus supports all base operations on multiple bases in Iraq in support of counter-ISIS operations.
▪INDOPACOM Task Order– Vectrus supports base operations and contingency sustainment in multiple countries throughout the INDOPACOM region.
Competition
Our competition varies depending on our service offerings. In Facility and Base Operations, our primary competitors are AMENTUM, PAE Facilities Management (PAE), KBR Inc., IAP World Services, and Fluor Corporation (Government group). Our principal competitors in Information Technology Mission Support include divisions of Leidos Holdings, Inc., Science Applications International Corporation (SAIC), Peraton, and General Dynamics Technologies Segment. In Engineering and Digital Integration, there are fewer direct competitors given the current lifecycle stage of this market. There are typically fewer competitors in the overseas market for each of our services capabilities.
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
Competitive bids for the work that Vectrus pursues are based on technical qualifications and corporate experience in performing contracts of similar size and scope and can be highly price sensitive. While not every contract is procured via selection of the lowest priced bidder, customers are sensitive to cost based on their budget allocations. Acquisition cycles are long (generally 12 to 24 months), and contracts are typically multi-year contracts that include an initial period of one-year or less with annual one-year (or less) option periods for the remaining contract period.
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
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 93%, 95% and 95% of our revenue for the three years ended December 31, 2021, 2020, and 2019, respectively. In other contracts, we team with the prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
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
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
Contract type	2021	2020	2019
Cost-plus and cost-reimbursable	71%	68%	73%
Firm-fixed-price	25%	29%	24%
Time and materials	4%	3%	3%
Total revenue	100%	100%	100%
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
Human Capital Management
At December 31, 2021, we employed approximately 8,100 full-time employees, a 1,100 employee decrease from December 31, 2020 due primarily to the completion of one of our contracts. We also employed approximately 6,100 subcontract workers, substantially unchanged from 2020 year-end. At December 31, 2021, approximately 15% of our employees were represented under 21 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2021 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
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
Diversity, Equity, and Inclusion
Our vision to innovate and lead core capabilities unites the development of internal strategies to equip leaders to manage diversity by promoting accountability, measuring results, refining approaches, and institutionalizing a culture of equity and inclusion. We are a leading employer of veterans and veteran spouses with more than 39% of our employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer,
Our Diversity, Equity, and Inclusion (D, E & I) Executive Council initiatives align closely with Vectrus’ strategic priorities. The Executive Council is led by our Executive Director of Diversity, Equity, and Inclusion and is co-chaired by two Senior Vice Presidents who report to our Chief Executive Officer. Given the national discussion on race and equity, the Executive Council encourages open dialogue, fosters inclusion, and supports employee engagement through Global Townhalls and D, E & I webinars in 2021.
In setting the stage for 2022, our five Employee Resource Groups (ERGs) developed goals in three focus areas to foster awareness, respect, and inclusion:
•Business development and outreach
•Employee engagement and retention and professional development
•Recruitment
Annually, in the first month of the last quarter, ERGs evaluate their performance to goals in each focus area and report these results to the D, E & I Executive Council. The D, E & I Executive Council reports annually to our Board of Directors regarding overall diversity distribution for employees and suppliers.
Learning and Development
We continue to emphasize employee development and training and provide a range of development programs and opportunities, skills, and resources needed to have a successful career with Vectrus. Our on-line Vectrus University gives employees access to more than 1,600 virtual courses that address such topics as leadership/management and information technology skills, along with the standard required compliance courses of a defense contractor. We are committed to identifying and developing the talents of our next generation leaders by providing knowledge to help early-in-career employees develop the skills to move up within the organization, providing a training program to keep our supervisors current on best practices and ensure they focus on the success of their people and encouraging nominations into our programs that consist of additional training and mentoring opportunities.
We have a robust talent and succession planning process and have established a specialized program to support the development of our talent pipeline for critical roles. On a quarterly basis, we conduct a review of succession plans and the individual development plans of our emerging talent. These sessions focus on high potential talent, diverse talent, and the succession for our most critical roles, and are led by our Chief Executive Officer, Chief Human Resource Officer, and Senior Vice Presidents.
Employee Health and Safety
During 2021, in response to the COVID-19 pandemic, we continued public health and safety protocols including updated infectious disease procedures to protect our employees, our subcontractors, and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of our clients, the Centers for Disease Control and Prevention, the

World Health Organization, and other public health authorities in the countries where we operate. We continue to hold quarterly calls to educate and keep the work force informed on how to deploy the infectious disease response plan at the local level. We continued to provide continual efforts to share an environment of best practices and lessons learned including modified work presence. We modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including most of our workforce working remotely.
As a service provider, we continued to have a large employee population that was required to be on site daily. To maintain a healthy workforce, our focus included protect the employee, continue service delivery, and keep the business running. This was done by successfully deploying a Pandemic Plan early in the effort and keeping it current with continual updates and guidance. We continue to monitor the safety of our employees and keep universal precautions in the forefront.
For a detailed discussion of the impact of the COVID-19 pandemic on our human capital, see “Risk Factors” in Item 1A in this Annual Report on Form 10-K.
Ethics and Compliance
All employees must adhere to the Vectrus Code of Conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination, unethical behaviors, and unacceptable conduct. With employees living and working on five continents and in 205 locations, Vectrus requires each employee to complete the Vectrus Code of Conduct training annually.
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
Vectrus personnel conduct inspections and audits of the subcontractors regional recruiting centers following award of a contract. During these inspections, we confirm their employees have been trained in CTIP compliance and that their recruiting processes comply with all local and US government CTIP policies and regulations, as well as personnel countries of original and host nation labor laws. Vectrus personnel interview potential candidates about their recruiting experience with our subcontractors and review employment documents for compliance, if available.
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
Over the life of the contract, Vectrus conducts regularly scheduled audits and inspections of employee housing and transportation, interviews employees hired through our subcontractors, and reviews employment contracts and related documentation to further validate our subcontractor’s compliance with FAR 52.222-50 and both country of origin and host nation labor laws.

Information about our Executive Officers
The following table sets forth certain information as of January 31, 2022 regarding our executive officers, including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	62	President and Chief Executive Officer (CEO), Director	Mr. Prow has served as President, CEO and director of the Company since December 2016. Mr. Prow has over thirty years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of DoD and other government customers. From August 2015 through August 2016, he served as President, CPS Professional Services, a service-disabled veteran-owned small business, where he provided management consulting services to U.S. government clients. Previously, Mr. Prow served in multiple roles with IBM Corporation including: (i) from 2014 to 2015 as General Manager, Global Government Industry in connection with IBM’s technology and services competencies, where he had responsibility for global revenues exceeding $9 billion, (ii) from 2012 to 2013 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $4 billion North America consulting services unit, and (iii) from 2007 to 2012 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $2.4 billion U.S. Public Sector business unit. He currently serves on the board of directors for the International Research and Exchange Board (IREX).
Susan D. Lynch	60	Senior Vice President and Chief Financial Officer (CFO)
Ms. Lynch joined Vectrus as Senior Vice President and Chief Financial Officer in August 2019. Prior to joining Vectrus, since April 2016, Ms. Lynch served as Chief Financial Officer and Executive Vice President of Sungard Availability Services Capital Inc., a $1.1 billion private equity backed, global enterprise providing cloud, disaster recovery, managed private and shared hosting and colocation IT services. While at Sungard, Ms. Lynch was responsible for all aspects of financial management for the global business, including tax, treasury, investor relations, controllership, financial planning and analysis, internal audit and controls, procurement and financial shared services. From 2007 to 2015, Ms. Lynch served as Executive Vice President and Chief Financial Officer of Hitachi Vantara (formerly known as Hitachi Data Systems), a division of Hitachi, Ltd. and provider of global data storage infrastructure solutions, software, and professional services. While at Hitachi, she led and managed the internal audit and control, financial reporting and analysis, controllership, procurement and facilities, financial shared services, tax and treasury functions. From 2005 to 2007, Ms. Lynch was VP & CFO for Raytheon Technical Services Company. From 1984 to 2005, Ms. Lynch held various financial leadership positions in 6 locations and two continents of increasing responsibility for Honeywell International, Inc. Her last position with Honeywell was Assistant Corporate Controller, Global Business Services. Ms. Lynch left Honeywell International temporarily and was CFO of Geonex Corporation from 1993 to 1994. In November, 2021, Ms. Lynch was nominated to the Board of Directors of Allegro Microsystems and currently serves on the Audit committee.

Kevin T. Boyle	52	Senior Vice President, Chief Legal Officer and General Counsel	Mr. Boyle joined Vectrus as Senior Vice President, Chief Legal Officer and General Counsel in October 2018. Prior to joining Vectrus, he served as senior vice president, general counsel and secretary of Vencore Holding Corp, a provider of information solutions, cyber security, engineering and analytics for the U.S. government and intelligence community, from March 2017 until June 2018. He led Vencore through a strategic transaction process, resulting in the merger of Vencore with two other companies to create Perspecta, Inc. Mr. Boyle was senior vice president, general counsel and secretary from January 2014 until January 2016 with Alion Science and Technology Corporation, a global engineering and technology solutions company providing services to federal and international customers. Mr. Boyle also served as senior vice president, general counsel and secretary of MCR LLC, a privately held professional services firm specializing in integrated program management solutions for the Department of Defense, from February 2012 until January 2014. Prior to MCR, he served as senior vice president, general counsel and secretary of Vangent, Inc., a global provider of professional services across the federal government and international markets. Earlier in his career, he held senior positions with public and private technology services and product companies, including General Dynamics Information Technology, Anteon International Corporation and InterWorld Corporation. Mr. Boyle currently serves on the Board of the Wolftrap Foundation.
Susan L. Deagle	53	Senior Vice President and Chief Growth Officer
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

Corinne Minton-Package	49	Senior Vice President, Operational Technology and Enterprise Vectrus
Ms. Minton-Package has served as a Senior Vice President, Operational Technology and Enterprise at Vectrus since October 2020. She is responsible for leading management initiatives that support efficiency and scale for Vectrus’ enterprise across supply chain, technology and quality, in addition to leading the operational technology service line. Ms. Minton-Package also is responsible for Vectrus’ information technology organization. From 2018 to 2020, Ms. Minton-Package was Vice President of Operational Technology at Vectrus, responsible for program execution and growth of the portfolio of engineering, perimeter security and intrusion detection, and the internet of things sensor capabilities as in addition to solution and alliances. From 2017 to 2018, she held the role of Vice President of Solutions and Alliances at Vectrus, responsible for creating partnership that would support our strategy for converged infrastructure. Prior to joining Vectrus, for more than 20 years Ms. Minton-Package held various positions at IBM Global Business Services, and most recently, from 2014 to 2017, as a partner in the commercial healthcare practice.

Ken Shreves	59	Senior Vice President, Business Organic Growth and Operational Enablement
Mr. Shreves has served as a Senior Vice President, Organic Growth and Operational Enablement since November 2021. Prior to this role, Mr. Shreves was Vice President of Business Development/Capture at Vectrus, where he worked to build and execute Vectrus’ organic growth strategy. Prior to joining Vectrus, from March 2017 to October 2017, Mr. Shreves served as Vice President for Business Development at SOSi and held the positions of Vice President for Business Development and Vice President for National Security Solutions for the operational business line at DynCorp from 2015 to March 2017.

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
Aggregate revenue from our four largest contracts amounted to approximately $0.8 billion, or 47.2% of our revenue for the year ended December 31, 2021. As of December 31, 2021, our four largest contracts were the K-BOSSS contract, the Kuwait and Iraq Task Orders under the Logistics Civil Augmentation Program Five (LOGCAP V) contract vehicle, and the Operations, Maintenance, and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA) contract. The Kuwait Task Order was previously part of the U.S. Army's K-BOSSS contract which is exercised through August 28, 2022, and is being transitioned under LOGCAP V and retained by us. Performance on the Kuwait Task Order began in July 2021, and performance on the Iraq Task Order began in June 2021. The awards are approximately $766.3 million and $820.9 million, respectively with estimated period of performance completion in December 2026. The OMDAC-SWACA contract was re-awarded on December 29, 2020, and performance on the contract began on July 16, 2021. The new award is an approximately $859.7 million cost-plus-fixed-fee contract with an estimated period of performance completion in April 2026.
The Kuwait and Iraq Task orders under LOGCAP V each accounted for more than 10% of our revenue for the year ended December 31, 2021 and these contracts will continue to have a significant contribution to our revenue. Our revenue, results of operations and cash flows are highly dependent on these existing contracts. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows. See "Significant Contracts" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
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
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursable (including non-fee-bearing costs) and firm-fixed-price. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursable contracts generally have lower profitability than firm-fixed-price contracts. Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. Profitability also may be adversely affected during the start of a new contract due to initial spending necessary to successfully complete phase-in requirements. For example, as we continue the phase-in process for LOGCAP V, we are required to outlay certain amounts of capital to be able to perform under the contract, which amounts we may or may not recoup from the U.S. government. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenue derived from firm-fixed-price contracts represented approximately 25% of our total revenue for the year ended December 31, 2021. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result in reduced profits or in losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs through requests for equitable adjustments (REA’s) or claims to the Armed Services Board of Contracting Appeals (ASBCA), and we have made assumptions on what we expect to recover in our financial statements, but we may not be able to negotiate full recovery for these costs. In addition, pursuit of these REAs and claims can require significant time and incur additional costs, including legal fees and expenses, and there is no guarantee that such actions would ultimately be successful.
More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable. The U.S. and other countries also may experience increases in inflation and have seen such increases in inflation in 2021. A significant increase in inflation rates could adversely impact the profitability of these contracts.
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
Due to the specialized nature of our business, our future performance and rate of growth is highly dependent upon the continued services of our personnel and executive officers, the development of additional management personnel and the hiring of new qualified technical, marketing, sales, and management personnel for our operations. Recruitment of qualified personnel is highly competitive, and we may not be successful in attracting or retaining qualified personnel. In 2021, the industry-wide market for qualified employees became even more competitive than in previous years. The loss of key employees, our inability to attract new, qualified employees or adequately train employees, or the delay in hiring key personnel could have an adverse effect on our business, results of operations and financial condition.
In addition, our profitability is affected by how efficiently we utilize our workforce, including our ability to transition employees from completed contracts to new assignments, to hire and assimilate new employees; to hire personnel in or timely deploy expatriates to foreign countries; to manage attrition and a subcontractor workforce; and to devote time and resources to training, business development, professional development and other non-chargeable activities. Further, continued visa and other travel restrictions related to the ongoing COVID-19 pandemic may also impact our ability to properly perform on our contracts. See the risk factor related to COVID-19 below.
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
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. COVID-19 has negatively affected, and continues to impact, the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption in the global financial markets. The outbreak has not had a substantial adverse impact on our operating results and our business for the fiscal year ended 2021. However, the extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected time-frame, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, and the development and wide-spread distribution of a vaccine and subsequent booster vaccines, all of which remain uncertain and cannot be predicted. Further, if significant portions of our workforce are unable to work effectively because of illness, quarantine, government actions, facility closures, travel restrictions, disruptions related to increased teleworking policies, social distancing or other restrictions related to COVID-19, our operations, efficiency and effectiveness may be impacted in the future.
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
In March 2020, in response to the COVID-19 pandemic, we instituted a maximum telework policy wherever possible and eliminated all non-essential travel to protect the health and safety of our employees. In 2021, we began to transition to a hybrid in-office and telework policy for certain employees and began to reintroduce certain approved travel across our enterprise. We will continue to evaluate and extend these policies as necessary to continue to protect our employees. The effects on our long-term operations as a result of a significant portion of our workforce continuing to work remotely for a prolonged period are unknown. Further, prolonged telework by a large portion of our workforce presents potential cybersecurity and data security risks. In addition, as certain restrictions begin to lift worldwide, employees at many of our project sites and headquarters have begun to return to work in certain circumstances under new social distancing guidelines. We continue to monitor the World Health Organization and Center for Disease Control guidelines, as well as country, state and local guidance, and we have made significant efforts to mitigate the risks associated with returning to work. We also continue to exercise preventative measures to reduce the spread of the virus, but we cannot provide any assurances as to whether such measures will be effective or sufficient. Further, the impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 outbreak, resurgences of COVID-19 infection or the introduction of new variant or vaccine-resistant strains of COVID-19 in affected regions where we operate after they have begun to experience improvement. Any exposures to COVID-19 by our employees could affect our ability to operate effectively.
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
As the effects of COVID-19 are difficult to predict, we continue to work with our stakeholders to address this global pandemic. We continuously assess any possible implications on our business and customers to mitigate adverse consequences. Due to the many uncertainties and the rapidly changing business environment, the impacts from the COVID-19 pandemic may have a material adverse effect on our business, financial position, results of operations and/or cash flows in the future. The ongoing pandemic may also have the effect of heightening many of the other risks identified in this Annual Report on Form 10-K for the year ended December 31, 2021.
New regulations including Executive Order 14042 concerning mandatory COVID-19 vaccination of employees of government contractors and subcontractors, as well as recent OSHA guidance, could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden announced proposed new rules, including Executive Order 14042, requiring COVID-19 vaccinations for all US-based federal government contractor and subcontractor employees (subject to medical and religious exemptions), regardless of company size. On September 24, 2021, the SAFER Federal Workforce Task Force issued guidance, protocols, and frequently asked questions governing implementation of the Executive Order. As a result, on October 14, 2021 we announced that we will implement the COVID-19 vaccination requirement to comply with Executive Order 14042 and the SAFER Federal Workforce Task Force, and require all U.S.-based Company employees, suppliers, and contractors to be fully vaccinated (subject to medical and religious exemptions), if and when, the requirement is applied to our individual contracts through contractual modification. Further, for our global employees based outside of the U.S., we will comply with both contractual and/or host nation requirements as it relates to the vaccine. However, we continue to monitor our policy as guidance from the Biden Administration and the U.S. Court system continues to involve.
It is currently not possible to predict with certainty the exact impact the new regulations will have on us. As a government contractor, any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly (if there are enough testing kits available) could be difficult. Compliance with these new regulations could result in increased costs, employee attrition and difficulty securing future labor needs, which may have a material adverse effect on our business, revenues and results of operation. In addition, any requirement to impose mandatory vaccination obligations on our suppliers and subcontractors could impact the price and continuity of supply of materials or labor and our results of operations and financial condition could be further adversely affected. Finally, the characterization of COVID-19 impacts as “workplace injuries” creates additional potential liabilities for our business. We continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our customers. In addition, OSHA recently issued guidance concerning COVID-19 impacts in the workplace, including the characterization of any adverse impacts on employees as “workplace injuries.”
We work in international locations where there are high security risks, which could result in harm to our employees and contractors and the incurrence of substantial costs.
Some of our services, including using subcontractors, are performed in high-risk locations, including but not limited to, Iraq, certain parts of Africa and the Middle East, where the country or surrounding area may have unstable governments, or in areas of military conflict, or hostile and unstable environments, including war zones, or at military installations. These operations increase the risk of an incident resulting in damage or destruction to our work or living sites or resulting in injury or loss of life to our employees, subcontractors or other third parties. We maintain insurance to mitigate risk and potential liabilities related to our international operations, but our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations or cash flows.
We are dependent on the U.S. government and, if our reputation or relationship with the U.S. government was harmed, our revenue and growth prospects could be adversely affected.
Essentially all of our 2021, 2020, and 2019 revenue was derived from services ultimately sold to the U.S. government, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2021, we generated approximately 64% of our total revenue from the U.S. Army. We expect to continue to derive all or most of our revenue from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these branches and agencies. If our reputation is negatively affected, we lose our ability to conduct business in a foreign country (e.g., loss of business license), we lose a required security clearance, or we are suspended or debarred from contracting with government agencies or any branch of the DoD for any reason, the amount of our business with the U.S. government and other customers could decrease and our future revenue and growth prospects could be adversely affected.
We are subject to legal and regulatory compliance risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 67% of total revenue for the year ended December 31, 2021. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the European Union (EU) General Data Protection Regulation (GDPR). Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, which could have a material adverse effect on us.
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
Our contracts and revenue primarily depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process and is difficult to predict. The U.S. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of a number of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration and congressional priorities, government shutdowns, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business. Although the Bipartisan Budget Act reduces budget uncertainty and the risk of sequestration, there remain risks associated with fiscal year (FY) 2021 and 2022 and future appropriations. If annual appropriations bills are not enacted, the U.S. government may operate under a continuing resolution (CR), restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, including the DoD, could arise. Future CR’s and government shutdowns may lead to delays in procurement of services due to lack of funding, and those delays may adversely affect our revenue, results of operations and cash flow.
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
Approximately 1,200 of our employees, or approximately 15% of our employee base at December 31, 2021, are unionized. We have 21 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to our customers on a timely basis, which could negatively impact our results of operations and financial condition.
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
We conduct a portion of our operations through joint ventures, exposing us to certain risks and uncertainties, many of which are outside of our control.
We conduct a portion of our operations through joint ventures where control may be shared with unaffiliated third parties. In addition, as with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any failure to comply with applicable laws or regulations, nonperformance, default or bankruptcy of our joint venture partners. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.
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
We may selectively pursue strategic acquisitions and other investments. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could affect our operating results for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material liabilities in an acquisition, including liabilities that are unknown as of the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities, and increase our risk of litigation, all of which could harm our business.
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
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to represent workers of various unrelated companies. Certain collective bargaining agreements require us to contribute to their various multiemployer pension plans. For the year ended December 31, 2021, we contributed $1.1 million to multiemployer pension plans. Under the Employee Retirement Income Security Act (ERISA), an employer who contributes to a multiemployer pension plan, absent an applicable exemption or other mitigating circumstance, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption or other mitigating circumstance, we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results.
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
If we are found to have violated these or other laws or regulations, or are found not to have acted responsibly as defined by them, we may be subject to reductions of the value of contracts; contract modifications or terminations; the assessment of penalties and fines, compensatory damages or treble damages; or suspension or debarment from government contracting or subcontracting could have a material adverse effect on our financial position, results of operations, or cash flows.
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
As of December 31, 2021, we had approximately $105.4 million of aggregate debt outstanding, which consists of a term loan and a revolving credit facility (See Note 10, "Debt," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). We also have the ability to incur up to $217.3 million of additional debt under our revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit. There were two letters of credit totaling $2.7 million at December 31, 2021. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to our performance and to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Our term loan and any revolving facility borrowings we may incur have variable rates of interest, which expose us to interest rate risks and to the risk of rising interest rates. As of December 31, 2021, we had approximately $55.4 million outstanding under our floating-rate term loan, $50.0 million outstanding under our floating-rate revolving facility, and the ability to incur up to $217.3 million of additional floating-rate debt under our revolving facility. Although we have hedged a portion of our exposure to interest rate risk under the term loan through an interest rate swap with a notional amount of $41.8 million at December 31, 2021, if interest rates increase in the future, then the interest expense on the variable rate debt could increase materially.
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
As of December 31, 2021, our total backlog was $5.0 billion, which included $1.0 billion in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:

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
At December 31, 2021, our goodwill was approximately $321.7 million, which represented approximately 36% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. (For additional information on our goodwill impairment testing, see Note 1, "Description of Business and Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
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
RISKS RELATED TO OUR SECURITIES
Our stock price may be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general and uncertainty related to major contract awards, such as our LOGCAP V Award. The trading price of our stock varied from a low of $41.24 to a high of $59.87 in 2021. Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 205 locations in 28 countries and territories on five continents. Our contract performance typically occurs on the government customer’s facility. Our material locations are the corporate headquarters office located at 2424 Garden of the Gods Road, Colorado Springs, Colorado and an operations office located at 7901 Jones Branch Drive, McLean, Virginia. These properties are used by our sole operating segment. Our Colorado Springs and McLean offices are leased and have approximately 65,000 and 24,400 square feet, respectively. The leases for our Colorado Springs and McLean offices expire in 2028 and 2032, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent and the U.S. government regarding these cost adjustments from 2007 through 2014 and believe that our potential cumulative liability for these years is insignificant. Between June 2019 and March 2021, the U.S. government provided us with three Contracting Officers Final Decisions (COFD) for the years from 2007 through 2014 related to Former Parent costs. We filed appeals of the COFDs with the ASBCA, which have been consolidated. The ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through March 21, 2022, to enable ongoing discussions regarding the matter between the parties. The U.S. government subsequently offered a settlement to reduce the costs to an insignificant amount to address errors and costs related to contracts novated to our Former Parent, which we are currently reviewing. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
See Note 15, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VEC". Our common stock started trading on the NYSE in September 2014. As of February 25, 2022, there were approximately 4,158 stockholders of record and 11.7 million outstanding shares of common stock.
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
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Shareholders.
RECENT SALES OF UNREGISTERED SECURITIES
None
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2021.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return of our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from December 31, 2014 through December 31, 2021 with data points as of December 31 for the years shown. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that $100 had been invested in Vectrus common stock, the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index on December 31, 2014 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
2014
2015
2016
2017
2018
2019
2020
2021
Vectrus, Inc.
Russell 2000 Index
S&P Aerospace & Defense Select Industry Index

ITEM 6. SELECTED FINANCIAL DATA
Reserved
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
Our primary customer is the U.S. Department of Defense, with a high concentration in the U.S. Army. For the years ended December 31, 2021, 2020 and 2019, we had total revenue of $1.8 billion, $1.4 billion and $1.4 billion, respectively, substantially all of which was derived from U.S. government customers. For the years ended December 31, 2021, 2020 and 2019, we generated approximately 64%, 69% and 69%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $388.1 million, or 27.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was attributable mainly to increases from our U.S. programs of $250.0 million (which includes $254.4 million from our 2020 acquisitions of Zenetex and HHB), our Middle East programs of $98.7 million and our Asia programs of $52.0 million, partially offset by a $12.6 million decrease in our Middle East programs.
Operating income for the year ended December 31, 2021 was $62.0 million, an increase of $18.5 million or 42.7%, compared to the year ended December 31, 2020. This increase was primarily due to increases of $7.5 million from our Asia programs, $5.2 million from our Europe programs, $5.0 million from our U.S. programs, and $0.8 million from our Middle East programs.
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
We recorded an income tax expense of $8.3 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, which represent effective income tax rates of 15.4% and 4.5%, respectively. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Further details related to the year ended December 31, 2021, compared to the year ended December 31, 2020, are contained in the Discussion of Financial Results section. Details related to the year ended December 31, 2020, compared to the year ended December 31, 2019 may be found in the Discussion of Financial Results section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, electronically filed with the SEC on EDGAR on March 2, 2021.
COVID-19 Impact
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. The COVID-19 pandemic continues to present significant business challenges in 2021. During 2021, we continued to experience impacts related to COVID-19, including continued increased coronavirus-related costs, global supply chain disruptions, local immigration regulations limiting the ability to deploy personnel, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. In addition, President Biden announced new vaccine mandates on September 9, 2021 for government contractors and subcontractors. The extent of the regulatory impact from the new vaccine mandates is unclear and could have a material adverse impact on the Company's operations. As new variants of the virus emerge, we remain cautious as many factors remain unpredictable. We continue to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines, to work with our customers to minimize ultimate potential disruptions, and to support our community in addressing the challenges posed by this global pandemic.
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
For the twelve months ended December 31, 2021, the impact of COVID-19 was immaterial to our financial results. For the twelve months ended December 31, 2020, it is estimated that COVID-19 caused a $63.1 million reduction in our revenue and a $0.39 reduction in our diluted earnings per share. This impact was primarily due to certain government actions to restrict access to certain bases by Vectrus personnel and delays in supplier deliveries.
In accordance with the DoD guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. facilities have continued to operate in support of essential products and services required to meet our commitments to the U.S. government and the U.S. military; however, facility closures or work slowdowns or supply chain disruptions have affected our financial results and projections. In addition, other countries are responding to the pandemic differently which has affected our international operations and the operations of our suppliers and customers. However, any closures to date have not significantly impacted Vectrus' business.
We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers and to take actions in an effort to mitigate adverse consequences in order to support our customers' mission critical business and national security.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for one or more of the years ended December 31, 2021, 2020 and 2019:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2021	2020	2019
K-BOSSS	15.8%	34.1%	35.8%
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	11.8%	—%	—%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	11.7%	—%	—%
OMDAC-SWACA	7.8%	14.2%	15.6%
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
The K-BOSSS contract currently is exercised through August 28, 2022 and is our largest base operations support services contract within the State of Kuwait. Components of the K-BOSSS contract was re-competed as a task order under the LOGCAP V contract vehicle, which was awarded April 12, 2019. The K-BOSSS contract contributed $282 million and $475 million of revenue for the years ended December 31, 2021 and 2020, respectively.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2022, with four additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $211 million of revenue for the year ended December 31, 2021, and no revenue for the year ended December 31, 2020.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2022, with four additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $209 million of revenue for the year ended December 31, 2021, and no revenue for the year ended December 31, 2020.
On December 29, 2020, the U.S. Army announced that Vectrus Systems Corporation (VSC), our wholly-owned subsidiary was awarded an $859.7 million cost-plus-fixed-fee contract to continue Operations, Maintenance, and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). Work will be based in Kuwait with additional locations throughout Southeast Asia. On March 8, 2021, the U.S. government received a protest from a competitor, which was filed at the Government Accountability Office (GAO). The GAO decided the case and denied the protest on June 1, 2021. Subsequently, on July 13, 2021, the unsuccessful competitor filed a protest at the U.S. Court of Federal Claims (COFC). Performance is ongoing on the contract awarded to Vectrus as there is no "stay" of performance due to the filing of the protest. A hearing at the COFC took place on January 11, 2022 and a decision is expected by the end of the first quarter of 2022. The estimated completion date of this contract is December 26, 2025. The OMDAC-SWACA contract contributed $140 million and $198 million of revenue for the years ended December 31, 2021 and 2020, respectively.
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
Total backlog decreased by $0.1 billion in the year ended December 31, 2021. As of December 31, 2021, total backlog (funded and unfunded) was $5.0 billion as set forth in the following table:

	As of December 31,
(In millions)	2021	2020
Funded backlog	$1,033	$843
Unfunded backlog	3,972	4,221
Total backlog	$5,005	$5,064

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1.8 billion during the year ended December 31, 2021, which was an increase of $27.7 million compared to the year ended December 31, 2020.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for Vectrus and other firms in this market. However, the U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. We believe that our capabilities, particularly in base operations support, supply chain and logistics, IT mission support, engineering and digital integration, security, or maintenance, repair, and overhaul, should help our clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in our business. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth.
The U.S. government's FY begins on October 1 and ends on September 30. On May 28, 2021, the Administration submitted FY 2022 budget, which requests $753 billion for total national defense spending including $715 billion for the DoD, representing a 1.6% increase above the FY 2021 enacted amounts for both total national defense and the DoD. On December 27, 2021, the President signed the FY 2022 National Defense Authorization Act (NDAA), which authorizes approximately $25 billion more than the original FY 2022 budget request.
The U.S. Government has not yet enacted an annual budget for FY 2022. As such, a series of continuing resolution (CR) funding measures have been enacted to avert a government shutdown. The current CR finances U.S. Government activities through March 11, 2022. The CR provides partial-year funding at amounts consistent with appropriated levels for FY 2021, subject to certain restrictions. Under the CR new spending initiatives are not authorized. If annual appropriations bills are not enacted, the U.S. government may operate under a CR, restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, including the DoD, could arise. Future CR’s and government shutdowns may lead to delays in procurement of services due to lack of funding, and those delays may adversely affect our revenue, results of operations and cash flow. Finally, there remains uncertainty surrounding future discretionary defense funding levels and priorities of the Administration and Congress, which could adversely impact demand for our services.
We believe spending on maintaining, operating, and hardening national security defense assets, as well as civilian agency infrastructure and equipment, will continue to be a U.S. government priority. Our focus is on sustaining and protecting infrastructures, equipment, and IT networks, while utilizing operational technologies and converged solutions to improve efficiency and the outcomes of our clients' missions. We believe this aligns with our customers' intent to utilize and harden existing equipment and infrastructure rather than executing new purchases. Many of the core functions we perform are mission-essential. The following are examples of a few of these core functions: (i) keeping communications networks operational; (ii) maintaining airfields and aircraft; (iii) providing emergency services; (iv) guarding our nation’s military bases, and other critical resources with integrated electronic security systems; and (v) supporting rapid response contingency efforts. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2021, compared to Year ended December 31, 2020
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2021	2020	$	%
Revenue	$1,783,665	$1,395,529	$388,136	27.8%
Cost of revenue	1,623,245	1,271,375	351,870	27.7%
% of revenue	91.0%	91.1%
Selling, general and administrative	98,400	80,679	17,721	22.0%
% of revenue	5.5%	5.8%
Operating income	62,020	43,475	18,545	42.7%
Operating margin	3.5%	3.1%
Interest expense, net	(7,985)	(4,793)	(3,192)	66.6%
Income before taxes	54,035	38,682	15,353	39.7%
% of revenue	3.0%	2.8%
Income tax expense	8,307	1,731	6,576	379.9%
Effective income tax rate	15.4%	4.5%
Net Income	$45,728	$36,951	$8,777	23.8%
Revenue
Our revenue increased by $388.1 million, or 27.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was attributable mainly to increases from our U.S. programs of $250.0 million (which includes $254.4 million from our 2020 acquisitions of Zenetex and HHB), Middle East programs of $98.7 million and Asia programs of $52.0 million, partially offset by a decrease from our Europe programs of $12.6 million.
Cost of Revenue
The increase in cost of revenue of $351.9 million, or 27.7%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher revenue as described above.
Selling, General & Administrative (SG&A) Expenses
For the year ended December 31, 2021, SG&A expenses of $98.4 million increased by $17.7 million, or 22.0%, as compared to the year ended December 31, 2020. The increase was primarily due to the addition of SG&A expenses from Zenetex and HHB.
Operating Income
Operating income for the year ended December 31, 2021 increased by $18.5 million, or 42.7%, as compared to the year ended December 31, 2020. This increase was primarily due to increases of $7.5 million from our Asia programs, $5.2 million from our Europe programs, $5.0 million from our U.S. programs, and $0.8 million from our Middle East programs.
Operating income as a percentage of revenue was 3.5% for the year ended December 31, 2021, compared to 3.1% for the year ended December 31, 2020. The increase was due to improved operating performance and the higher volume of revenue as described above.
Aggregate cumulative adjustments decreased operating income by $1.3 million and $3.7 million for the years ended December 31, 2021 and December 31, 2020, respectively. The aggregate cumulative adjustments for the years ended December 31, 2021 and December 31, 2020 relate to lower margins associated with contract staffing and increased other direct costs.

Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,		Change
(In thousands)	2021	2020	$	%
Interest income	$161	$123	$38	30.9%
Interest expense	(8,146)	(4,916)	3,230	65.7%
Interest expense, net	$(7,985)	$(4,793)	$3,192	66.6%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $3.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due primarily to increased use of our revolving credit facility in 2021 to finance short-term working capital requirements and the acquisitions of Zenetex and HHB.
Income Tax Expense
We recorded income tax expense of $8.3 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, which represented effective income tax expense rates of 15.4% and 4.5%, for the respective years. The increase in the effective income tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to the year ended December 31, 2020 release of the uncertain tax position balance of $7.1 million relating to the Foreign Derived Intangible Income (FDII) Deduction for the years 2018 through 2020.
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
To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has also led to disruption and volatility in the global capital markets and global supply chain, which, depending on future developments, could impact our capital resources and liquidity in the future.
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
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended on December 24, 2020 and January 24, 2022 (See Note 18. "Subsequent Events" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the January 2022 amendment.) and is collectively referred to as the Amended Agreement. The Amended Agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of December 31, 2021.
At December 31, 2021, there were $50.0 million of outstanding borrowings under the Amended Revolver that were used for the December 31, 2021 acquisitions of Zenetex and HHB. At December 31, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, which reduced our borrowing availability to $217.3 million under the Amended Revolver. Vectrus had net debt, which is defined as total debt minus unrestricted cash, of $66.9 million and $112.1 million as of December 31, 2021 and December 31, 2020, respectively.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 75 and 66 as of December 31, 2021 and 2020, respectively.
The following table sets forth net cash (used in) provided by operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating activities	$61,339	$64,081	$27,557
Investing activities	(12,643)	(138,025)	(55,825)
Financing activities	(75,585)	105,774	(1,896)
Foreign exchange	(3,325)	1,579	(663)
Net change in cash	$(30,214)	$33,409	$(30,827)

Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges and tax law changes such as the CARES Act. Net cash provided by operating activities was down slightly for the year ended December 31, 2021, as compared to the year ended December 31, 2020, due primarily to the $13.2 million benefit of the CARES Act deferral in 2020.
Net cash provided by operating activities for the year ended December 31, 2021, consisted of net income of $45.7 million, non-cash items of $25.9 million and a favorable net changes in net working capital of $3.1 million partially offset by net changes in deferred taxes of $7.3 million and other non-current liabilities and non-current assets of approximately $6.1 million.
Net cash provided by operating activities for the year ended December 31, 2020, consisted of net income of $37.0 million and non-cash items of $17.9 million, favorable net changes in net working capital of $5.8 million, and favorable changes in other long-term assets of approximately $3.4 million. Tax Deferrals related to the CARES Act contributed $13.2 million to our cash flows from operating activities.
Net cash used in investing activities for the year ended December 31, 2021, consisted of $9.8 million of net capital expenditures for the purchase of computer hardware and software, and equipment related to ongoing operations and $3.1 million for a joint venture contribution. These outflows were partially offset by inflows from a $0.3 million business acquisition purchase price adjustment. Net cash used in investing activities for the year ended December 31, 2020, consisted of $133.6 million for the acquisition of Zenetex and HHB and $4.4 million of net capital expenditures for the purchase of computer hardware and software, intangible assets, and equipment.
Net cash used by financing activities during the year ended December 31, 2021, consisted of net repayments on the Amended Revolver of $65.0 million, long-term debt payments of $8.6 million, and payments of $2.4 million for employee withholding taxes on share-based compensation. This was partially offset by $0.4 million received from the exercise of stock options.
Net cash provided in financing activities during the year ended December 31, 2020, consisted of net borrowings from the Amended Revolver of $115.0 million to meet short-term working capital requirements and for the acquisitions of Zenetex and HHB and $0.1 million in cash received from the exercise of stock options, partially offset by repayments of long-term debt of $6.5 million, debt issuance costs of $0.8 million, and payments related to employee withholding taxes on share-based compensation of $2.0 million.

Capital Resources
At December 31, 2021, we held cash and cash equivalents of $38.5 million, which included $13.6 million held by foreign subsidiaries, and had $217.3 million of available borrowing capacity under the Amended Revolver which expires on November 15, 2023. We believe that our cash at December 31, 2021, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
We have a shelf registration statement with the SEC that became effective in January 2020 under which we may issue, from time to time, up to $250 million of common stock, preferred stock, depository shares, warrants, rights and debt securities. While it will expire in January 2023, we expect to renew it before expiration. If necessary, we may seek to obtain additional term loans or issue debt or equity under the registration statement to supplement our working capital and investing requirements or to fund acquisitions. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.
Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2021:

	Payments Due in Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$51,996	$13,198	$20,990	$7,645	$10,163
Principal payments on Amended Term Loan	55,400	10,400	45,000	—	—
Principal payments on Amended Revolver	50,000	—	50,000	—	—
Interest on Amended Term Loan and Amended Revolver¹	5,348	2,952	2,396	—	—
Total	$162,744	$26,550	$118,386	$7,645	$10,163
¹ Includes unused funds fee and is based on the December 31, 2021 interest rate and outstanding Amended Revolver balance
CRITICAL ACCOUNTING ESTIMATES
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
Revenue Recognition
We account for revenue following the guidance in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606 is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. Unexercised contract options and IDIQ contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed.
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
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the services being performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer.
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent that related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 15, "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding U.S. government reserve amounts.
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
For the quantitative impairment test we compare the estimated fair value of a reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to that excess limited to the total amount of goodwill allocated to that reporting unit while taking into consideration the related income tax effect from any tax-deductible goodwill.
For 2021 and 2020, we used the qualitative approach to assess goodwill for impairment. No impairment charges related to goodwill were recorded during 2021 and 2020.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at December 31, 2021.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.1 million change in our annual cash interest expenses, net of the interest rate swaps in place as of December 31, 2021, to hedge a portion of this risk.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $270 million, each one percentage point change in interest rates would result in a $2.7 million change in our annual cash interest expense.
As of December 31, 2021, the notional value of our interest rate swap agreements totaled $41.8 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 11, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. Therefore, our earnings may experience some volatility related to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. As of December 31, 2021, the U.S. dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $0.5 million. The net fair value of these contracts at December 31, 2021 was a liability of less than $0.1 million.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. dollar. As of December 31, 2021, a 5% appreciation in the value of the U.S. dollar would have no appreciable impact to the fair value of our derivative portfolio.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with our Audit Committee.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vectrus, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated March 7, 2022, expressed an unqualified opinion on those financial statements.
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
March 7, 2022

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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2022 Annual Meeting of Shareholders to be filed within 120 days after the Company's fiscal year ended December 31, 2021 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Business" in this Annual Report on Form 10-K.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 regarding our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated herein by reference to the definitive proxy statement referred to in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.
2.Exhibits

2.1
Share Purchase Agreement, dated as of December 28, 2020, among Vectrus Systems Corporation, Zenetex LLC, ZTX Holdings, LLC, and the persons named on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 29, 2020)

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

10.40	Description of Non-Management Director Annual Compensation (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 11, 2021)*

10.41	Guaranty of Lease, dated September 30, 2021, by Vectrus Systems Corporation (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on October 6, 2021)
10.42
Amendment No. 2, dated as of January 24, 2022 by and among Vectrus, Inc., an Indiana corporation, as Holdings, Vectrus Systems Corporation, a Delaware corporation, as the Borrower, the other Loan Parties thereto, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1. to Vectrus, Inc.'s Current Report on Form 8-K filed on January 27, 2022)

10.43
Agreement and Plan of Merger, dated as of March 7, 2022, by and among Vectrus, Inc., Vertex Aerospace Services Holding Corp., Andor Merger Sub LLC and Andor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on March 7, 2022)

10.44
Form of Shareholders Agreement by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on March 7, 2022)

10.45
Form of Registration Rights Agreement by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.'s Current Report on Form 8-K filed on March 7, 2022)

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

VECTRUS, INC.

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vectrus, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vectrus, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue on contracts over time. Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, management estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and negotiations with the customer on contract modifications. For the year ended December 31, 2021, revenue was $1,784 million.
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

Index to Consolidated Financial Statements

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
•Developing an independent expectation of management’s estimated cost based upon historical labor efforts and compared it to the estimated cost prepared by management.
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
Acquisitions – Zenetex – Customer Related Intangible Assets — Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company acquired Zenetex for $117.6 million on December 31, 2020. The Company conducted valuations of certain acquired assets and liabilities as of the date of acquisition, including customer related intangible assets of $57.1 million, which were finalized during the current fiscal year. Management’s determination of customer related intangible assets fair value required significant judgment. These judgments included cash flow analyses using management’s best estimate of future revenue, earnings and cash flows, as well as analysis of historical performance of Zenetex. The cash flow analyses were discounted to adjust for risks in these estimates. These judgments may cause final amounts to differ materially from original estimates.
Given the judgments necessary to audit such accounting conclusions, the estimates required an increased extent of audit effort due to the uncertainty associated with future events and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of customer related intangible assets included the following, among others:
•We obtained and read the executed purchase agreement.
•We tested the effectiveness of controls over the valuation of customer related intangible assets, including management’s controls for identifying the intangible assets, determining forecasts of future cash flows and selecting the discount rate.

Index to Consolidated Financial Statements
•We tested the completeness and accuracy of the underlying data used in the fair value model which included inspecting contractual documents and comparing projected cash flows to both historical actual results and industry data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•We performed sensitivity analyses over assumptions used in the fair value model, to evaluate the risk associated with a change in assumptions to the recorded fair value of the customer related intangible assets.
•We compared the significant assumptions to current industry, market and economic trends, historical results of Zenetex and to other relevant factors including benchmark data.
•We evaluated the adequacy of the Company’s financial statement disclosures related to the acquisition.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 7, 2022

We have served as the Company's auditor since 2013.

Index to Consolidated Financial Statements
VECTRUS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Revenue	$1,783,665	$1,395,529	$1,382,525
Cost of revenue	1,623,245	1,271,375	1,254,560
Selling, general, and administrative expenses	98,400	80,679	78,316
Operating income	62,020	43,475	49,649
Interest expense, net	(7,985)	(4,793)	(6,470)
Income from operations before income taxes	54,035	38,682	43,179
Income tax expense	8,307	1,731	10,003
Net income	$45,728	$36,951	$33,176

Earnings per share
Basic	$3.91	$3.19	$2.90
Diluted	$3.86	$3.14	$2.86
Weighted average common shares outstanding - basic	11,705	11,599	11,444
Weighted average common shares outstanding - diluted	11,836	11,751	11,612
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements

VECTRUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income	$45,728	$36,951	$33,176
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	1,099	(756)	(1,234)
Net change in fair value of foreign currency forwards	(434)	589	173
Tax benefit	121	36	230
Net change in derivative instrument	786	(131)	(831)
Foreign currency translation adjustments	(6,659)	5,186	(834)
Accounting Standards Update (ASU) 2018-02 reclassification of certain tax effects to retained earnings	—	—	(259)
Other comprehensive income (loss), net of tax	(5,873)	5,055	(1,924)
Total comprehensive income	$39,855	$42,006	$31,252
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
VECTRUS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$38,513	$66,949
Restricted cash	—	1,778
Receivables	348,605	314,959
Prepaid expenses	21,160	16,083
Other current assets	15,062	8,619
Total current assets	423,340	408,388
Property, plant, and equipment, net	23,758	22,573
Goodwill	321,734	339,702
Intangible assets, net	66,582	48,105
Right-of-use assets	43,651	18,718
Other non-current assets	10,394	6,325
Total non-current assets	466,119	435,423
Total Assets	$889,459	$843,811
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$212,533	$159,586
Compensation and other employee benefits	80,284	79,568
Short-term debt	10,400	8,600
Other accrued liabilities	55,031	40,657
Total current liabilities	358,248	288,411
Long-term debt, net	94,246	168,751
Deferred tax liability	32,214	39,386
Operating lease liabilities	34,536	13,970
Other non-current liabilities	20,128	28,355
Total non-current liabilities	181,124	250,462
Total liabilities	539,372	538,873
Commitments and contingencies (Note 15)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000 shares authorized; 11,738 and 11,625 shares issued and outstanding as of December 31, 2021 and 2020, respectively	117	116
Additional paid in capital	88,116	82,823
Retained earnings	267,754	222,026
Accumulated other comprehensive loss	(5,900)	(27)
Total shareholders' equity	350,087	304,938
Total Liabilities and Shareholders' Equity	$889,459	$843,811
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
VECTRUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating activities
Net income	$45,728	$36,951	$33,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,526	4,097	3,379
Amortization of intangible assets	10,028	4,029	3,111
(Gain) loss on disposal of property, plant, and equipment	65	(14)	62
Stock-based compensation	8,331	9,445	8,262
Amortization of debt issuance costs	912	386	404
Changes in assets and liabilities:
Receivables	(36,376)	1,000	(21,053)
Prepaid expenses	(5,178)	(3,588)	(5,610)
Other assets	(7,667)	(3,644)	7,147
Accounts payable	56,985	(2,680)	(11,733)
Deferred taxes	(7,280)	(10,665)	(7,173)
Compensation and other employee benefits	1,133	12,004	9,652
Other liabilities	(11,868)	16,760	7,933
Net cash provided by operating activities	61,339	64,081	27,557
Investing activities
Purchases of capital assets and intangibles	(9,776)	(4,500)	(16,151)
Proceeds from the disposition of assets	16	84	5,400
Acquisition of business, net of cash acquired	262	(133,609)	(45,074)
Contribution to joint venture	(3,145)	—	—
Net cash (used in) investing activities	(12,643)	(138,025)	(55,825)
Financing activities
Repayments of long-term debt	(8,600)	(6,500)	(4,500)
Proceeds from revolver	529,000	314,000	333,500
Repayments of revolver	(594,000)	(199,000)	(333,500)
Proceeds from exercise of stock options	379	59	3,672
Payment of debt issuance costs	(17)	(830)	—
Payments of employee withholding taxes on share-based compensation	(2,347)	(1,955)	(1,068)
Net cash provided by (used in) financing activities	(75,585)	105,774	(1,896)
Exchange rate effect on cash	(3,325)	1,579	(663)
Net change in cash, cash equivalents and restricted cash	(30,214)	33,409	(30,827)
Cash, cash equivalents and restricted cash - beginning of year	68,727	35,318	66,145
Cash, cash equivalents and restricted cash - end of year	$38,513	$68,727	$35,318
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,801	$3,717	$6,229
Income taxes paid	$9,703	$14,520	$4,511
Purchase of capital assets on account	$277	$2,226	$556
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
VECTRUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2018	11,267	$113	$71,729	$151,640	$(3,158)	$220,324
Net income	—	—	—	33,176	—	33,176
Cumulative effects of adoption of ASU 2018-02 reclassification of certain tax effects from AOCI	—	—	—	259	(259)	—
Foreign currency translation adjustments	—	—	—	—	(834)	(834)
Unrealized gain on cash flow hedge	—	—	—	—	(831)	(831)
Employee stock awards and stock options	257	2	3,671	—	—	3,673
Taxes withheld on stock compensation awards	—	—	(1,069)	—	—	(1,069)
Stock-based compensation	—	—	4,426	—	—	4,426
Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income	—	—	—	36,951	—	36,951
Foreign currency translation adjustments	—	—	—	—	5,186	5,186
Unrealized loss on cash flow hedge	—	—	—	—	(131)	(131)
Employee stock awards and stock options	101	1	58	—	—	59
Conversion of liability-based stock compensation awards to equity-based stock compensation awards	—	—	405	—	—	405
Taxes withheld on stock compensation awards	—	—	(1,955)	—	—	(1,955)
Stock-based compensation	—	—	5,558	—	—	5,558
Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income	—	—	—	45,728	—	45,728
Foreign currency translation adjustments	—	—	—	—	(6,659)	(6,659)
Unrealized loss on cash flow hedge	—	—	—	—	786	786
Employee stock awards and stock options	113	1	377	—	—	378
Taxes withheld on stock compensation awards	—	—	(2,345)	—	—	(2,345)
Stock-based compensation	—	—	7,261	—	—	7,261
Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
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
Unless the context otherwise requires, references in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. Vectrus was incorporated in the State of Indiana in February 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the Spin-off of Vectrus and Vectrus became an independent, publicly traded company. References in these notes to "Exelis" or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by a predecessor entity of L3Harris Technologies, Inc. in May 2015.
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, we entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, we entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company (KRH). Pursuant to the joint venture agreement, ServCore Resources and Services Solutions, LLC. (ServCore) was established to operate and manage labor and life support services outside of the continental United States at designated locations serviced by Vectrus and others around the world.
We account for our investments in HDSS, J&J and ServCore under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40%, 50% and 40% shares, respectively, of income or losses from HDSS, J&J and ServCore in selling, general and administrative expenses in the Consolidated Statements of Income. Our investment in these joint ventures is recorded in other non-current assets in the Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Consolidated Statements of Cash Flows. As of December 31, 2021 and December 31, 2020, our combined investment balance in these joint ventures was $5.4 million and $1.4 million, respectively. Our proportionate share of income from HDSS, J&J and ServCore joint ventures was $1.9 million, $0.6 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Summary of Significant Accounting Policies
Principles of Consolidation
Vectrus consolidates companies in which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition, income taxes, fair value and impairment of goodwill and intangible assets and valuation of assets and certain contingent liabilities. Actual results could differ from these estimates.

Index to Consolidated Financial Statements
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, substantially all of our revenue for the years ended December 31, 2021, 2020 and 2019 was from the U.S. government.
Reclassifications
Certain reclassifications have been made to the presentation of amounts in our Consolidated Balance Sheet as of December 31, 2020 to conform to the current year presentation. Specifically, prepaid expenses were reclassified from other current assets, as well as operating lease liability from other non-current liabilities, and presented separately on our Consolidated Balance Sheets. Changes in prepaid expenses were reclassified from changes in other assets and presented separately on our Consolidated Statements of Cash Flows.
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
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Refer to Note 15, "Commitments and Contingencies" for additional information regarding U.S. government reserve amounts.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract estimates regularly. We recognize adjustments in estimated profit on executed contracts cumulatively. The impact of the adjustments on profit recorded to date is recognized in the period the adjustment is identified. Revenue and

Index to Consolidated Financial Statements
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
Restricted Cash
The Company had no restricted cash at December 31, 2021. At December 31, 2020 the Company had total cash, cash equivalents and restricted cash of $68.7 million which included $1.8 million of restricted cash related to collateral security for an outstanding letter of credit.
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
Depreciation and amortization are generally computed using either an accelerated or straight-line method and is based on estimated useful lives or lease terms as follows:

Years
Buildings and improvements	3 – 11
Machinery, equipment and vehicles	3 – 12
Office furniture and equipment, computers and software	3 – 7
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

Index to Consolidated Financial Statements
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
Intangible Assets
We recognize acquired intangible assets apart from goodwill whenever the intangible assets arise from contractual or other legal rights, or whenever they can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Finite lived intangible assets are being amortized over useful lives of four to twelve years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets.
Leases
On January 1, 2019, the Company adopted ASC Topic 842, Leases (ASC Topic 842). Operating leases are included on our Consolidated Balance Sheets as right-of-use (ROU) assets, other accrued liabilities and operating lease liabilities.
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

Index to Consolidated Financial Statements
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
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATES
Accounting Standards Updates Issued but Not Yet Adopted
There were no accounting standards issued during 2021 that are expected to have a material impact on the Company's financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This update provides optional expedients for applying accounting guidance to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are

Index to Consolidated Financial Statements
effective for all entities as of March 2020 and can be adopted using a prospective approach no later than December 31, 2022. We are currently evaluating the impacts of the reference rate reform.
Accounting Standards Updates Adopted
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
NOTE 3
ACQUISITIONS
In accordance with ASC Topic 805, Business Combinations, we accounted for the below transactions using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Consolidated Balance Sheets as of the date of the acquisitions. Assets that normally would not be recorded in ordinary operations, such as intangibles related to contractual relationships, were recorded at their estimated fair values. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
Zenetex
On December 31, 2020, we acquired Zenetex, LLC (Zenetex) a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhancement of protection for defense and national security clients globally.
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
A breakdown of the purchase price allocation, net of cash acquired, is as follows:

(In thousands)	Allocation of Purchase Price
Receivables	$40,144
Deferred taxes	88
Other current assets	1,314
Property, plant and equipment	1,108
Goodwill	53,541
Intangible assets	57,100
Right-of-use assets	7,930
Accounts payable	(7,381)
Other current liabilities	(15,821)
Accrued compensation	(12,087)
Lease liabilities	(8,275)
Other non-current liabilities	(55)
Purchase price, net of cash acquired	$117,606
We finalized our determination of the fair values of the assets acquired and liabilities assumed during the fourth quarter of 2021. Based on additional information obtained during the measurement period, we refined our initial assessment of fair value and recognized the following significant adjustments to our preliminary purchase price allocation: Intangible assets increased $23.9 million, Other current liabilities increased $14.2 million, Accounts payable decreased $3.1 million, and Goodwill decreased $13.4 million.
The Company recognized customer related intangible assets arising from the acquisition. The related fair value was $57.1 million with an amortization period of 11.8 years. Fair value of intangible assets was based upon a cash flow analysis using management's best estimate of future revenue, earnings and cash flows, as well as analysis of historic performance of Zenetex. The cash flow analysis were discounted to adjust for risks in these estimates.
Additionally, the Company recognized goodwill of $53.5 million arising from the acquisition, which relates primarily to acquired product and services strengthening our position as a leading fully-integrated provider in the converged infrastructure

Index to Consolidated Financial Statements
market, as well as extending our operations and maintenance services to increase content and scope at client installations. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Zenetex acquisition is fully deductible for income tax purposes.
Zenetex results of operations have been included in our Consolidated Statements of Income for the periods subsequent to acquisition on December 31, 2020. On a proforma basis, the acquired business would have recognized revenue of $238.0 million and $208.8 million for the years ended December 31, 2020 and December 31, 2019, respectively, and an insignificant amount of income before taxes after proforma adjustments.
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
We finalized our determination of the fair values of the assets acquired and liabilities assumed during the fourth quarter of 2021. Based on additional information obtained during the measurement period, we refined our initial assessment of fair value and recognized the following significant adjustments to our preliminary purchase price allocation: Intangible assets increased $4.6 million and Goodwill decreased $4.5 million.
The Company recognized a customer related intangible assets arising from the acquisition. The fair value was $8.6 million with an amortization period of 7.4 years. Fair value of the intangible assets was based upon a cash flow analysis using management's best estimate of future revenue, earnings and cash flows, as well as analysis of historic performance of HHB. The cash flow analysis were discounted to adjust for risks in these estimates.
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

Index to Consolidated Financial Statements
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
For the years ended December 31, 2020, and 2019, the Company recognized total acquisition related costs of $4.2 million, and $1.0 million, respectively, for the three transactions noted above. These costs are included in selling, general and administrative expenses in our Consolidated Statements of Income and do not reflect any other one-time internal non-recurring integration costs.
NOTE 4
REVENUE
Remaining Performance Obligations
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
Remaining performance obligations increased by $404.6 million to $1,398 million as of December 31, 2021 as compared to $993 million as of December 31, 2020. We expect to recognize approximately 77% of the remaining performance obligations as of December 31, 2021 as revenue in 2022. Remaining performance obligations as of December 31, 2021 and December 31, 2020 are presented in the following table:

	Year Ended December 31,
(In millions)	2021	2020
Performance Obligations	$1,398	$993
Contract Estimates
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the years ended December 31, 2021 and 2020 were unfavorable by $1.3 million and $3.7 million, respectively, and for the year ended December 31, 2019 were favorable by $3.1 million.
For the years ended December 31, 2021, 2020, and 2019, the net adjustments to operating income increased revenue by $0.4 million, decreased revenue by $1.8 million and increased revenue by $4.4 million, respectively.
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

Index to Consolidated Financial Statements
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
The following tables present our revenue disaggregated by different categories. Revenue by contract type for the years 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cost-plus and cost-reimbursable	$1,271,167	$955,506	$1,015,963
Firm-fixed-price	452,112	403,994	334,510
Time and material	60,386	36,029	32,052
Total revenue	$1,783,665	$1,395,529	$1,382,525
Revenue by geographic region in which the contract is performed for the years 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Middle East	$1,000,877	$902,162	$939,685
United States	578,255	328,214	301,991
Europe	142,606	155,169	137,915
Asia	61,927	9,984	2,934
Total revenue	$1,783,665	$1,395,529	$1,382,525
Revenue by contract relationship for the years 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Prime contractor	$1,663,828	$1,324,628	$1,312,928
Subcontractor	119,837	70,901	69,597
Total revenue	$1,783,665	$1,395,529	$1,382,525
Revenue by customer for the years 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Army	$1,134,849	$965,558	$958,582
Air Force	266,291	299,272	306,767
Navy	224,407	68,748	56,236
Other	158,118	61,951	60,940
Total revenue	$1,783,665	$1,395,529	$1,382,525
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

Index to Consolidated Financial Statements
parties are in conformance with the primary contract terms. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
As of December 31, 2021, we had contract assets of $240.0 million. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, "Receivables," for additional information regarding the composition of our receivables balances. As of December 31, 2021, our contract liabilities were insignificant.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2021	2020
Billed receivables	$104,074	$102,045
Unbilled receivables (contract assets)	239,979	203,127
Other	4,552	9,787
Total Receivables	$348,605	$314,959
As of December 31, 2021 and 2020, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the December 31, 2021 contract assets during 2022. Changes in the balance of receivables are primarily due to the timing differences between our performance and customer payments.
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

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net Income	$45,728	$36,951	$33,176

Weighted average common shares outstanding	11,705	11,599	11,444
Add: Dilutive impact of stock options	37	37	47
Add: Dilutive impact of restricted stock units	94	115	121
Diluted weighted average common shares outstanding	11,836	11,751	11,612

Earnings per share
Basic	$3.91	$3.19	$2.90
Diluted	$3.86	$3.14	$2.86

Index to Consolidated Financial Statements
The following table below summarizes the weighted average of anti-dilutive securities excluded from the diluted earnings per share calculation.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Anti-dilutive restricted stock units	1	2	4
NOTE 7
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2021	2020
Buildings and improvements	$2,232	$2,143
Machinery, equipment and vehicles	19,756	17,774
Office furniture and equipment, computers and software	21,672	17,346
Property, plant and equipment, gross	43,660	37,263
Less: accumulated depreciation and amortization	(19,902)	(14,690)
Property, plant and equipment, net	$23,758	$22,573
Depreciation expense of property, plant and equipment was $6.5 million, $4.1 million and $3.4 million in 2021, 2020, and 2019, respectively.
NOTE 8
GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual tests performed in the three years ended December 31, 2021 resulted in no impairment of goodwill.
The change in the net carrying amount of goodwill for 2020 and 2021 is as follows (in thousands):

Balance at December 31, 2019	$261,983
Adjustments to preliminary purchase price allocation of Advantor	147
Acquisition of HHB	10,647
Acquisition of Zenetex	66,925
Balance at December 31, 2020	$339,702
Adjustments to preliminary purchase price allocation of Zenetex	(13,383)
Adjustments to preliminary purchase price allocation of HHB	(4,585)
Balance at December 31, 2021	$321,734
Other identifiable intangible assets consist of the following:

	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$77,300	$(14,988)	$62,312	$48,800	$(6,645)	$42,155
Customer contracts	7,200	(3,572)	3,628	7,200	(2,133)	5,067
Trade names and other	1,249	(607)	642	1,243	(360)	883
Total intangible assets	$85,749	$(19,167)	$66,582	$57,243	$(9,138)	$48,105

Index to Consolidated Financial Statements
Intangible amortization expense was approximately $10.0 million and $4.0 million for years ended 2021 and 2020, respectively. As of December 31, 2021, the weighted-average intangible asset amortization period was 9.5 years.
The estimated amortization expense for intangible assets for the next five years is as follows (in thousands):

Period	Amortization
2022	$8,499
2023	$8,403
2024	$7,296
2025	$6,499
2026	$6,028
After 2026	$29,857
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2021	2020
Accrued salaries and wages	$37,883	$42,206
Accrued bonus	14,364	7,617
Accrued employee benefits	28,037	29,745
Total	$80,284	$79,568
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2021	2020
Contract related reserves	$15,699	$13,064
Current operating lease liabilities	11,983	6,245
Accrued non-payroll taxes	6,425	124
Workers' compensation, auto and general liability reserve	3,169	4,042
Other	17,755	17,182
Total	$55,031	$40,657
Other non-current liabilities
Other non-current liabilities were comprised of the following at December 31:

(In thousands)	2021	2020
Income taxes payable	$9,724	$7,352
CARES Act payroll tax deferral	8,448	16,806
Other	1,956	4,197
Total	$20,128	$28,355

Index to Consolidated Financial Statements
NOTE 10
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended on December 24, 2020 and January 24, 2022 (see Note 18 Subsequent Events) and is collectively referred to as the Amended Agreement. The credit agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of December 31, 2021.
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
The Amended Term Loan amortizes in an amount equal to $2.6 million per quarter for the fiscal quarters ending December 31, 2021 through September 30, 2023, with the balance of $37.2 million due on November 15, 2023. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of December 31, 2021 and December 31, 2020 the balance outstanding under the Amended Term Loan was $55.4 million and $64.0 million, respectively.
The Amended Revolver is available for working capital, capital expenditures, and other general corporate purposes. There were $50.0 million of outstanding borrowings under the Amended Revolver at December 31, 2021. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of December 31, 2021, there were two letters of credit outstanding in the aggregate amount of $2.7 million, which reduced our borrowing availability under the Amended Revolver to $217.3 million. At December 31, 2020, there were $115.0 million of outstanding borrowings under the Amended Revolver which had been used in the December 31, 2020 acquisitions of Zenetex and HHB (see Note 3, Acquisitions).
All outstanding amounts under the Amended Agreement as of December 31, 2021, were due in 2022 prior to consideration of the January 24, 2022 amendment. The Company's aggregate scheduled maturities at December 31, 2021, after consideration of the January 24, 2022 amendment, are as follows:

(In thousands)	Payments due
2022	$10,400
2023	95,000
Total	$105,400
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
Covenants. The Amended Agreement contains customary covenants, including covenants that, under certain circumstances and subject to certain qualifications and exceptions: limit or restrict our ability to incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements.
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (or 3.50 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of December 31, 2021, we had a ratio of total consolidated indebtedness to EBITDA of 1.2 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 12.39 to 1.00. We were in compliance with all covenants related to the Amended Agreement as of December 31, 2021.
Interest Rates and Fees. Outstanding borrowings under the Amended Agreement accrue interest, at our option, at a per annum rate of (i) SOFR plus the applicable margin, which ranges from 1.75% to 2.50% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest

Index to Consolidated Financial Statements
rate under the Amended Agreement at December 31, 2021 was 2.11%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.
Carrying Value and Fair Value. The fair value of the Amended Term Loan and Amended Revolver approximates the carrying value as of December 31, 2021, because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
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
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with a notional amount totaling $41.8 million at December 31, 2021 and expiration dates through November 2022, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2021:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$666
The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2020:

	Fair Value
(In thousands)	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$1,015
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$750
By utilizing interest rate swaps, we are exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, we entered into the interest rate swap with a major financial institution based upon credit ratings and other factors. We regularly assess the creditworthiness of the counterparty. As of December 31, 2021, the counterparty to the interest rate swap had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative losses of $1.0 million, $0.9 million, and less than $0.1 million were reclassified from accumulated other comprehensive loss to interest expense in our Consolidated Statements of Income during 2021, 2020, and 2019, respectively. We expect $0.7 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of December 31, 2021, to be reclassified into earnings within the next 12 months.
Foreign Currency Derivative Instrument
We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in cash flows and earnings caused

Index to Consolidated Financial Statements
by fluctuations in foreign exchange rates, we entered into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation. As of December 31, 2021, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through January 2022.
Counterparty default risk is considered low because the forward contracts that we entered into are over-the-counter instruments transacted with highly rated financial institutions. We were not required to, and did not, post collateral as of December 31, 2021.
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
Our forward contracts were designated and qualify as hedging instruments. Changes in the fair value of these instruments are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. We reclassify the effective gain or loss from accumulated other comprehensive loss, net of tax, within selling, general and administrative expense on the Consolidated Statements of Income as the forward contracts are settled. The ineffective portion of the change in fair value of the forward contracts, if any, is recognized directly in earnings in selling, general and administrative expense. In the Consolidated Statements of Cash Flows, we classify cash flows from foreign currency derivative instruments at settlement in the same category as the cash flows from the related hedged item, generally within cash provided by operating activities.
Net foreign currency derivative gains of less than $0.1 million and losses of $0.1 million, and $0.6 million were recognized in selling, general and administrative expense, during 2021, 2020, and 2019, respectively. We expect less than $0.1 million of existing foreign currency forward contract losses reported in accumulated other comprehensive loss as of December 31, 2021, to be reclassified into earnings within the next 12 months.
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Consolidated Balance Sheet as of December 31, 2021.

	Fair Value
(In thousands)	Balance sheet caption	Amount
Foreign currency forward contracts designated as cash flow hedge	Other accrued liabilities	$30
The following table summarizes the amount at fair value and location of the derivative instruments used for our forward contract hedges in the Consolidated Balance Sheet as of December 31, 2020.

	Fair Value
(In thousands)	Balance sheet caption	Amount
Foreign currency forward contracts designated as cash flow hedge	Other current assets	$404
At December 31, 2021, the notional amount of our outstanding foreign currency foreign exchange contracts, all of which were for the exchange of U.S. dollars and Euros, was $0.5 million.
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

Index to Consolidated Financial Statements
The components of lease expense are as follows:

	Year Ended
(In thousands)	December 31, 2021	December 31, 2020
Operating lease expense	$11,477	$6,952
Variable lease expense	783	736
Short-term lease expense	62,124	53,528
Total lease expense	$74,384	$61,216
Supplemental balance sheet information related to our operating leases is as follows:

	Year Ended
(In thousands)	December 31, 2021	December 31, 2020
Right-of-use assets	$43,651	$18,718

Current lease liabilities (recorded in other accrued liabilities)	$11,983	$6,245
Long-term operating lease liabilities	34,536	13,970
Total operating lease liabilities	$46,519	$20,215
Additional ROU assets from operating lease arrangements of $35.3 million were recognized as non-cash asset additions during the year ended December 31, 2021. The increase in ROU assets is due primarily to new leases executed to support the OMDAC-SWACA contract extension and to replace expiring office space leases.
The weighted average remaining lease term and discount rate for our operating leases at December 31, 2021 were 5.2 years and 3.7%, respectively.
Maturities of lease liabilities at December 31, 2021 were as follows:

(In thousands)	Payments due
2022	$13,198
2023	12,762
2024	8,228
2025	4,166
2026	3,479
After 2026	10,163
Total minimum lease payments	$51,996
Less: Imputed interest	(5,477)
Total operating lease liabilities	$46,519
NOTE 13
INCOME TAXES
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2021, we did not establish or release an additional valuation allowance.

Index to Consolidated Financial Statements

The sources of pre-tax income and the components of income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively, are as follows:

(in thousands)	2021	2020	2019
Income Components
United States	$51,532	$33,946	$37,521
Foreign	2,503	4,736	5,658
Total pre-tax income from continuing operations	$54,035	$38,682	$43,179
Income tax expense components
Current income tax provision
United States-Federal	$11,860	$9,920	$12,017
United States-State and local	740	735	866
Foreign	1,477	1,704	3,883
Total current income tax provision	14,077	12,359	16,766
Deferred income tax provision (benefit)
United States-Federal	(5,008)	(9,953)	(6,689)
United States-State and local	(211)	(342)	(387)
Foreign	(551)	(333)	313
Total deferred income tax provision (benefit)	(5,770)	(10,628)	(6,763)
Total income tax expense	$8,307	$1,731	$10,003
Effective income tax rate	15.4%	4.5%	23.2%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2021	2020	2019
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax, net of federal benefit	1.1%	1.5%	0.8%
Foreign taxes	0.3%	0.8%	0.5%
Uncertain tax positions	4.1%	(4.5)%	8.0%
Prior year true-ups	(0.5)%	0.3%	0.4%
Foreign derived intangible income deduction	(7.3)%	(13.8)%	(8.0)%
Credits	(3.8)%	(1.0)%	(1.3)%
Other	0.5%	0.2%	1.8%
Effective income tax rate	15.4%	4.5%	23.2%

Index to Consolidated Financial Statements
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2021	2020
Deferred tax assets
Compensation and benefits	$8,125	$7,180
Reserves	4,632	4,359
Lease liability	10,204	4,818
Social security deferral	1,874	3,717
Other	2,515	581
Net operating losses	1,912	1,889
Total deferred tax assets	$29,262	$22,544
Deferred tax liabilities
Goodwill and intangibles	$(47,228)	$(46,493)
Unbilled receivables	—	(5,043)
Property, plant and equipment, net	(2,179)	(2,492)
Right-of-use assets	(9,571)	(4,479)
Other liabilities	(1,845)	(1,669)
Total deferred tax liabilities	(60,823)	(60,176)
Net deferred tax liabilities	$(31,561)	$(37,632)
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 is as follows:

(in thousands)	2021	2020	2019
Unrecognized tax benefits-January 1,	$7,411	$7,945	$1,755
Additions for:
Current year tax positions	2,139	2,765	3,613
Prior year tax positions	251	—	2,577
Reductions for:
Lapse of statute of limitations	(480)	—	—
Prior year tax positions	—	(3,299)	—
Unrecognized tax benefits-December 31,	$9,321	$7,411	$7,945
As of December 31, 2021, 2020, and 2019, unrecognized tax benefits from uncertain tax positions were $9.3 million, $7.4 million and $7.9 million, respectively. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $1.7 million during the next 12 months in connection with maters which may be resolved. The total amount of unrecognized benefit that, if recognized, would affect the effective tax rate was $9.3 million, $7.1 million, and $7.5 million as of December 31, 2021, 2020, and 2019, respectively, excluding the interest and penalties.
During the quarter ended December 31, 2020, the Company undertook a profit split transfer pricing analysis to determine if any potential Foreign Derived Intangible Income (FDII) deduction could be derived for financial reporting purposes. Vectrus performed a functional analysis focusing on the U.S. and non-U.S. roles and support activities relating to the Vectrus programs for services being provided to U.S military bases that are located in foreign countries. Based on this further analysis, it was determined that the Company could support $7.1 million of federal and state FDII benefit over the three-year period from 2018 to 2020, with $2.6 million, $2.5 million, and $2.0 million related to December 31, 2020, 2019, and 2018, respectively. During the quarter ended December 31, 2021, the Company updated the profit split analysis for 2021 to account for changes in the Vectrus programs. Based on the updated analysis, the Company provided for a FDII benefit of $1.8 million. The Company continues to reserve a portion of the FDII benefit on an annual basis and continues to monitor further guidance and potential U.S. Tax Reform which could make changes to the mechanics around the way FDII is calculated.

Index to Consolidated Financial Statements
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated and Combined Statements of Income. The Company recognized interest related to tax matters of $0.2 million, $0.0 million, and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. The Company has accrued $0.4 million and $0.2 million for the payment of interest and penalties as of December 31, 2021, and 2020, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company may be subject to federal income and foreign withholding taxes.
The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2018.
Under U.S. GAAP, we are allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to global intangible low taxed income (GILTI) as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We have chosen to account for GILTI under the period cost method as an accounting policy, and therefore the anticipated future expense associated with GILTI is not reflected in our financial statements.
At December 31, 2021, the Company has NOL carryforwards for German federal income tax purposes of $5.5 million all of which are available to offset future federal taxable income, if any, and are carried forward indefinitely.
NOTE 14
POST EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of eligible employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $8.7 million and $6.5 million for the years ended December 31, 2021, and 2020, respectively.
The Company participates in multiemployer pension plans for certain employees in the United States covered by collective bargaining agreements. Contributions are based on specified hourly rates for eligible hours. Company expenses related to these plans were $1.1 million, $3.0 million and $4.9 million during 2021, 2020, and 2019, respectively. The decrease in expense is attributable to the completion of a subcontract in September 2020. At the time the subcontract was completed, the individuals ceased being Company employees and the Company was relieved of its contractual obligation to fund the related multiemployer pension plans on the former employee's behalf. The Company is unaware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the Company.
During the first quarter of 2021, the Company established a non-qualified deferred compensation plan under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets and liabilities as of December 31, 2021, were $0.5 million.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. As of December 31, 2021, and 2020, we had accrued $0.2 million and $0.1 million, respectively, of contributions under the Excess Savings Plan.
The Company has an amended and restated Senior Executive Severance Pay Plan (the Amended Plan) that has been effective since 2016. Termination benefits offered under the Amended Plan are other post-employment benefits as defined by ASC 712-10 - Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable, and the Company does not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.

Index to Consolidated Financial Statements
NOTE 15
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $9.6 million and $11.7 million as of December 31, 2021 and 2020, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
Legal Proceedings
From time to time we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent and the U.S. government regarding these cost adjustments from 2007 through 2014 and believe that our potential cumulative liability for these years is insignificant. Between June 2019 and March 2021, the U.S. government provided us with three Contracting Officers Final Decisions (COFD) for the years from 2007 through 2014 related to Former Parent costs. We filed appeals of the COFDs with the Armed Services Board of Contract Appeals (ASBCA), which have been consolidated. The ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through March 21, 2022, to enable ongoing discussions regarding the matter between the parties. The U.S. government subsequently offered a settlement to reduce the costs to an insignificant amount to address errors and costs related to contracts novated to our Former Parent, which we are currently reviewing. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter.
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

Index to Consolidated Financial Statements
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
Contractual Commitment
On September 30, 2021, the Company signed a forward-starting agreement for warehouse space in support of its contractual obligations under a task order issued under the Logistics Civil Augmentation Program (LOGCAP) V support services contract in support of the U.S. Military. The agreement commencement date, which is anticipated in early 2022, is subject to the completion of certain documents and the receipt of related government regulatory and other third-party approvals. The term of the agreement consists of eight one-year extension options and one additional six-month option period, consistent with our LOGCAP V contract with the U.S. Military. The annual obligations are $20 million per year, subject to a market adjustment beginning in the sixth year, and additional obligations for certain operating expenses.
NOTE 16
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
The maximum number of shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan is 2.6 million shares. As of December 31, 2021, there were 0.8 million shares remaining available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Compensation costs for equity-based awards	$7,261	$5,558
Compensation costs for liability-based awards	1,070	3,887
Total compensation costs, pre-tax	$8,331	$9,445
Future tax benefit	$1,810	$2,040
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value. The Company paid $2.5 million and $2.4 million related to liability-based compensation awards during the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, total unrecognized compensation costs related to equity-based awards and liability-based awards were $5.3 million and $1.6 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.76 years and 1.63 years, respectively.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.

Index to Consolidated Financial Statements
A summary of the status of our NQOs as of December 31, 2021, 2020 and 2019 and changes during the years then ended is presented below:

	Year Ended December 31,
	2021		2020		2019
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	74	$23.37	77	$23.30	251	$23.00
Granted	—	$—	—	$—	—	$—
Exercised	(15)	$24.04	(3)	$21.43	(161)	$22.74
Forfeited, canceled or expired	—	$—	—	$—	(13)	$24.47
Outstanding at December 31,	59	$23.19	74	$23.37	77	$23.30
Options exercisable	59	$23.19	74	$23.37	59	$23.35
All outstanding NQOs are exercisable. The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2021:

(In thousands, except per share data)	Options Outstanding and Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$20.06 - $21.98	44	4.03	$21.56	$1,049
$24.61 - $32.49	15	2.53	27.83	274
Total options and aggregate intrinsic value	59	3.63	$23.19	$1,323
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $45.77 per share on December 31, 2021, which would have been received by the option holders if all option holders had exercised their options as of that date. There were no exercisable options "out of the money" as of December 31, 2021. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.1 million and $2.1 million, respectively.
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

Index to Consolidated Financial Statements
The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021		2020		2019
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	253	$41.67	301	$30.30	257	$28.90
Granted	155	$56.43	130	$51.82	206	$30.03
Vested	(137)	$40.04	(152)	$30.60	(138)	$31.92
Issued in exchange	—	$—	16	$52.28	—	$—
Cancelled in exchange	—	$—	(16)	$29.00	—	$—
Forfeited or canceled	(26)	$48.73	(26)	$45.59	(24)	$35.57
Outstanding at December 31,	245	$51.18	253	$41.67	301	$30.30
The total grant date fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $5.5 million, $4.6 million and $4.1 million, respectively.
On August 11, 2020, our total outstanding 15,839 CRSUs were exchanged for 15,839 RSUs. As of the exchange date, both the CRSUs and RSUs had the same vesting conditions, fair value of $52.28, and unrecognized compensation expense of $0.4 million.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the years ended December 31, 2021, 2020, and 2019, we granted TSR awards with aggregate target TSR values of $2.2 million, $3.1 million, and $2.5 million, respectively. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value. For the years ended December 31, 2021, 2020, and 2019, we recorded $1.1 million, $3.6 million and $2.9 million, respectively, in compensation expense related to TSR awards. Payments of $2.9 million were made in January 2022 for the 2019 TSR awards, payments of $2.5 million were made in January 2021 for the 2018 TSR awards, and payments of $1.6 million were made in January 2020 for the 2017 TSR awards. Payments, if any, for the 2020 and 2021 TSR awards are expected to be made in January 2023 and January 2024, respectively. As of December 31, 2021 and 2020, we had $4.5 million and $6.0 million, respectively, recorded as a liability related to TSR awards in compensation and other employee benefits and other non-current liabilities on the Consolidated Balance Sheets.
NOTE 17
SHAREHOLDERS' EQUITY
As of December 31, 2021, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2021, there were 11.7 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2021 and 2020.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 2.6 million shares of common stock authorized under this plan. At December 31, 2021, we had a remaining balance of 0.8 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.
NOTE 18
SUBSEQUENT EVENTS
Merger Agreement
On March 7, 2022, the Company, including its subsidiaries Andor Merger Sub LLC (“Merger Sub LLC”) and Andor Merger Sub Inc. (“Merger Sub Inc.”), and Vertex Aerospace Services Holding Corp. (“Vertex”), entered into an agreement and

Index to Consolidated Financial Statements
plan of merger (the “Merger Agreement”) proposing that Merger Sub Inc. merge with and into Vertex (the “First Merger”), and immediately thereafter, Vertex, as the surviving company of the First Merger, merge with and into Merger Sub LLC (the “Second Merger”), with Merger Sub LLC surviving the Second Merger as a direct, wholly owned subsidiary of the Company (the “Proposed Transaction”).
The Proposed Transaction is structured so that the existing stockholders of Vertex will own approximately 62% of the issued and outstanding Company common shares following the consummation of the Proposed Transaction, and the existing shareholders of the Company will own approximately 38%.
The consummation of the Proposed Transaction is subject to the satisfaction of certain conditions, including, among others, the expiration or termination of antitrust waiting periods and receipt of certain other regulatory approvals, absence of injunctions or restraints prohibiting consummation of the Proposed Transaction, the Vectrus shareholder approval being obtained, the shares issued to Vertex being approved for listing on the New York Stock Exchange and the execution and delivery of a shareholder rights and registration rights agreements. The obligation of each party to consummate the Proposed Transaction is also conditioned on the other party’s representations and warranties being true and correct, the other party having performed in all material respects its obligations under the Merger Agreement, and the absence of any material adverse effect after the date of the Merger Agreement.
The Merger Agreement provides certain termination rights for both the Company and Vertex, and further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Vertex a termination fee of $16.6 million.
Amended Credit Agreement
On January 24, 2022, Vectrus Inc, entered into an Amendment No. 2 (the “Amendment Agreement”) by and among the Company, Vectrus Systems Corporation, as borrower (“VSC”), certain other wholly-owned domestic subsidiaries of the Company, as guarantors party thereto (collectively, the “Subsidiary Guarantors”), the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), which provides for the amendment of the Credit Agreement dated as of September 17, 2014 (as amended by that certain Amendment No. 1, dated as of April 19, 2016, as further amended and restated by that certain Amendment and Restatement Agreement, dated as of November 15, 2017, as further amended by that certain Amendment No. 1, dated as of December 24, 2020, and as further amended, restated, amended and restated, supplemented or otherwise modified prior to the Closing Date, the “Original Credit Agreement”; the Original Credit Agreement as amended by the Amendment Agreement is referred to herein as the “Amended Credit Agreement”), among the Company, VSC, the lenders and issuing banks party thereto and JPMorgan.
Among other things, the Amended Credit Agreement (i) extends the maturity date of the revolving credit commitments and term loans under Amended Credit Agreement to November 15, 2023, (ii) changes the rate under the Amended Credit Agreement for borrowings denominated in U.S. Dollars from a LIBOR-based rate to forward-looking term SOFR (Secured Overnight Financing Rate) subject to certain adjustments specified in the Amended Credit Agreement, (iii) changes the rate under the Amended Credit Agreement for borrowings denominated in Pounds Sterling from a LIBOR-based rate to SONIA (Sterling Overnight Index Average) subject to certain adjustments specified in the Amended Credit Agreement, (iv) changes the rate under the Amended Credit Agreement for borrowings denominated in Euro from a LIBOR-based rate to a EURIBOR-based rate subject to certain adjustments specified in the Amended Credit Agreement, and (v) updates certain other provisions regarding successor interest rates to LIBOR.

Index to Consolidated Financial Statements
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director	March 7, 2022
/s/ Susan D. Lynch Susan D. Lynch	Senior Vice President and Chief Financial Officer	March 7, 2022
/s/ William B. Noon William B. Noon	Corporate Vice President and Chief Accounting Officer	March 7, 2022
/s/ Louis J. Giuliano Louis J. Giuliano	Director	March 7, 2022
/s/ Bradford J. Boston Bradford J. Boston	Director	March 7, 2022
/s/ Mary L. Howell Mary L. Howell	Director	March 7, 2022
/s/ William F. Murdy William F. Murdy	Director	March 7, 2022
/s/ Melvin F. Parker Melvin F. Parker	Director	March 7, 2022
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 7, 2022
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 7, 2022
/s/ Phillip C. Widman Phillip C. Widman	Director	March 7, 2022