Form 10-K/A
period 2021-12-31
Vectrus, Inc.
filed 2022-04-05
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Deloitte & Touche, LLP          Auditor Location: Denver, Colorado     Auditor Firm ID: 34

EXPLANATORY NOTE
Vectrus, Inc. (Vectrus, the Company, our company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the SEC) on March 7, 2022 (the Original Form 10-K), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

VECTRUS, INC.
INDEX TO AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following information describes the biographical information, offices held, other business directorships, additional director experience, qualifications, attributes and skills and the class and term of each of our directors, as of December 31, 2021. There are no arrangements or understandings between a director and any other person pursuant to which such Director was or is to be selected as a director or nominee.

Name	Age	Director Since	Independent	Class	Current Term Expires	Audit Committee	Compensation and Personnel Committee	Nominating and Governance Committee	Strategy Committee
Bradford J. Boston	68	2014	Yes	I	2024
Charles L. Prow	62	2016	No	I	2024
Phillip C. Widman	67	2014	Yes	I	2024
Louis J. Giuliano	75	2014	Yes	II	2022
Mary L. Howell	69	2014	Yes	II	2022
Eric M. Pillmore	68	2014	Yes	II	2022
William F. Murdy	80	2014	Yes	III	2023
Melvin F. Parker	54	2014	Yes	III	2023
Stephen L. Waechter	71	2014	Yes	III	2023
Chairperson
Member

Name	Biographical Information and Qualifications
Bradford J. Boston
Mr. Boston serves as a Director. From 2012 to February 2018, Mr. Boston served as the President and Chief Executive Officer of NetNumber Inc., a provider of next-generation centralized addressing, routing and database solutions to the global communications industry. He was Senior Vice President of Global Government Solutions & Corporate Security Programs Office of Cisco Systems, Inc., a multinational technology company that designs, manufactures and sells networking equipment, from 2006 to 2012, where he was responsible for engineering, business development and advanced services groups in support of defense customers in the United States, NATO and elsewhere and led all Cybersecurity coordination efforts with various governments around the world. Before that, he was Chief Information Officer of Cisco Systems, Inc. from 2001 to 2006. He also held senior positions at Corio, Inc., Sabre Holdings Corporation, American Express Company and Visa International from 1993 to 2001. Mr. Boston previously served on the Board of Directors of NetNumber Inc. Mr. Boston received a Bachelor’s degree from the University of Illinois.
Qualifications:
Mr. Boston has extensive leadership and management experience in delivering technology solutions, including to defense industry customers. He has also served in various senior management positions at both public and private companies.

Charles L. Prow
Mr. Prow has served as our President and Chief Executive Officer since December 2016. He is also a member of our Board of Directors. Mr. Prow has over 30 years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of Department of Defense and other government customers. From August 2015 through August 2016, he served as President, CPS Professional Services, a service-disabled veteran-owned small business, where he provided management consulting services to U.S. government clients. Previously, Mr. Prow served in multiple roles with IBM Corporation, a multinational technology company, including: (i) from 2014 to 2015 as General Manager, Global Government Industry in connection with IBM’s technology and services competencies, where he had responsibility for global revenues exceeding $9 billion; (ii) from 2012 to 2013 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $4 billion North America consulting services unit; and (iii) from 2007 to 2012 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s over $2.4 billion United States Public Sector business unit. He currently serves on the board of directors for the International Research and Exchange Board (IREX). Mr. Prow has a Bachelor’s of Science degree in Management and Data Processing from Northwest Missouri State University.
Qualifications:
Mr. Prow has an extensive background and leadership experience in global government services organizations and expertise involving information technology and the development of complex strategic solutions for a wide range of government customers. His strong business background provides him with a valuable perspective and deep understanding of the challenges facing government services organizations.

Phillip C. Widman
Mr. Widman serves as a Director. From 2002 to his retirement in 2013, Mr. Widman was Senior Vice President and Chief Financial Officer of Terex Corporation, a global manufacturer delivering customer-driven solutions for a wide range of commercial applications, including the construction, infrastructure, quarrying, mining, manufacturing, transportation, energy and utility industries. From 2001 to 2002, he was an independent consultant, and from 1998 to 2001, he served as Executive Vice President and Chief Financial Officer of Philip Services Corporation, an integrated environmental and industrial service corporation. Prior to joining Philip Services Corporation, Mr. Widman spent 11 years at Asea Brown Boveri Ltd. and 12 years at UNISYS Corporation in various financial and operational capacities. Mr. Widman currently serves as a director of Sturm, Ruger & Co., Inc., where he is the Chairman of the Risk Committee and a member of the Compensation and Capital Policy Committees, and as a director of Harsco Corporation, where he is the Chairman of the Audit Committee and a member of the Nominating and Governance Committee. He was a director of Lubrizol Corporation from November 2008 until its acquisition by Berkshire Hathaway in September 2011, where he served as a member of the Nominating and Governance Committee and Chairman of the Audit Committee. Mr. Widman received a BBA from the University of Michigan and an MBA from Eastern Michigan University.
Qualifications:
Mr. Widman has an extensive financial and management background and has experience serving as a chief financial officer and senior executive of several companies. Mr. Widman has also served as a director of other public companies, including service as member and chair of several audit committees.

Louis J. Giuliano
Mr. Giuliano serves as our Non-Executive Chairman. He formerly served as an operating executive of The Carlyle Group, a global alternative asset management firm. Mr. Giuliano retired as Chairman, CEO, and President of ITT Corporation, a global diversified manufacturing company and former parent of Exelis Inc., in December 2004. Mr. Giuliano joined ITT Corporation in 1988 as vice president of Defense Operations and became president of ITT Defense and Electronics in 1991. Before joining ITT Corporation, Mr. Giuliano spent 20 years with Allied-Signal where he held numerous positions within the Aerospace Group. He serves as the Chair of the Evergreen Christian School and he serves on the Board of Meadowkirk Retreat Center. He is an active member of the CEO Forum and the Advisory Board for the Princeton University Faith and Work Initiative, and a founder of Workforce Ministries. Mr. Giuliano was named a governor of the U.S. Postal Service by President George W. Bush in November 2004. He was confirmed by the Senate in June 2005, for a term that expired in December 2015. He served as vice chairman of United States Post Office Board of Governors from February 2009 to January 2010, and as chairman of the United States Post Office Board of Governors from January 2010 until December 2011. Prior Board positions include Engelhard Corp., ServiceMaster, and JMC Steel Group. He is a graduate of Syracuse University with a Bachelor of Arts degree in chemistry and a Master’s of Business Administration.
Qualifications:
Mr. Giuliano has an extensive background in management and finance, as well as experience as the former Chairman, CEO and President of ITT Corporation.

Mary L. Howell
Ms. Howell serves as a Director. Ms. Howell is currently the Chief Executive Officer of Howell Strategy Group, an international consulting firm. Previously, Ms. Howell served as Executive Vice President of Textron Inc. from 1995 until her retirement in 2009. She served as an officer of Textron Inc. for 24 years, serving on the Textron Management Committee for over 15 years. Ms. Howell currently serves on the Board of Directors of Astec Industries, Inc., where she is the Chair of the Nominating and Governance Committee and a member of the Compensation Committee. She formerly served on the Board of Esterline Corporation where she served as Lead Director. Ms. Howell formerly served on the Board of FM Global for twelve years and was a member of both the Audit and Compensation Committees. She also serves on the executive committee of the Board of the Atlantic Council. In 2008, Ms. Howell received the Charles Ruch Semper Fidelis Award and in 2010 became an Honorary Marine. Ms. Howell received a Bachelor’s degree from the University of Massachusetts at Amherst.
Qualifications:
Ms. Howell has extensive management experience in the aerospace and defense industry. She has served as a director of other public companies that also serve government and defense customers.

Eric M. Pillmore
Mr. Pillmore serves as a Director. In addition, he serves as Managing General Partner with Amore Group Partnership and as President of Pillmore Consulting, LLC. From 2010 to July 2014, Mr. Pillmore served as senior advisor to the Center for Corporate Governance of Deloitte LLP, which provides board governance services to global clients. Mr. Pillmore was Senior Vice President of Corporate Governance of Tyco International Corporation from 2002 to 2007. Mr. Pillmore also held CFO positions at Multilink Technology Corporation, McData Corporation and General Instrument Corporation from 1996 to 2002. Before that, he spent 17 years with General Electric Company and four years as a naval officer. Mr. Pillmore is currently the Chairman of the Board member and a Director of the Colson Center. He received a Bachelor’s degree from the University of New Mexico and an Executive Masters of Business Administration degree from Villanova University.
Qualifications:
Mr. Pillmore has extensive corporate governance and financial experience, which includes advising boards of both private and public companies on corporate governance and serving as chief financial officer of several companies.

William F. Murdy
Mr. Murdy serves as a Director. Mr. Murdy has served as Chairman of the Thayer Hotel, a historic hotel, since April 2009 and as Chairman of the Thayer Leader Development Group, a leadership development company, since May 2010. Mr. Murdy retired as the Chairman of Comfort Systems USA, a provider of heating, ventilation, air conditioning installation and services in the commercial/industrial/institutional sector, in May 2014. From 2000 to 2011, Mr. Murdy was Chairman and Chief Executive Officer of Comfort Systems USA. Prior to that, he was President and Chief Executive Officer of Club Quarters, a membership hotel chain. From 1997 to 1999, he was Chairman, President, Chief Executive Officer and Co-Founder of LandCare USA, Inc., a leading commercial landscape and tree services company, which later merged with ServiceMaster. Mr. Murdy also held management positions in the investment sector, including as Managing General Partner of the Morgan Stanley Venture Capital Fund and President of its associated management company from 1981 to 1989. From 1974 to 1981, he served in a number of positions including Chief Operating Officer of Pacific Resources. He served in the United States Army from 1964 to 1974, including tours in Vietnam and teaching at West Point. Formerly, Mr. Murdy also served as the Lead Independent Director of the Board of Directors of LSB Industries, Inc. and Chair of its Compensation Committee. Until recently, Mr. Murdy was a Director of Kaiser Aluminum (NYSE: KALU) and VIL (NYSE: VIL-nonAGR). He is currently a Director of Global Infrastructure Services, a large ($8 billion in revenue) private construction management company. He received a Bachelor’s degree in engineering from the U.S. Military Academy at West Point and a Master’s degree from Harvard Business School.
Qualifications:
Mr. Murdy has strong industry background and extensive management and leadership experience as chairman and chief executive officer of several public and private companies. Mr. Murdy has also served as a director of other public companies providing additional relevant experience.

Melvin F. Parker
Mr. Parker serves as a Director. Since December 2017, Mr. Parker has served as President and Chief Executive Officer of Take The Limits Off, LLC, a leadership development, executive coaching and business consulting firm. From May 2016 to February 2017, Mr. Parker served as Managing Director for North America for Aggreko plc, the leading global provider of modular, mobile power and adjacent product solutions. From November 2015 to February 2016, he served as the Senior Vice President and General Manager for Residential and Commercial Energy Solutions at Enphase Energy, Inc., a global energy technology company. From 2012 to December 2014, Mr. Parker served as President of North America for the Brink’s Company, a major provider of armored transportation services in North America. Before joining Brink’s in 2012, Mr. Parker served as Vice President and General Manager of the North America Consumer and Small Business Division at Dell, Inc. from 2010 to 2012 and as Executive Director and General Manager of US Small Business - Small and Medium Business - Americas at Dell, Inc., a multinational computer technology company that develops, sells, repairs and supports computers and related products and services, from 2009 to 2010. From 1994 until 2009, he held numerous senior leadership roles at multiple Fortune 500 Companies, including PepsiCo., Corporate Express (Staples) and Newell Rubbermaid. Mr. Parker is a decorated combat veteran and graduate of the U.S. Army Ranger and Airborne School. He served with distinction in the 82nd Airborne Division at Fort Bragg, N.C. He currently serves as a member of the Board of Directors of Coinstar, Inc., and as director on the Board of the National Black MBA Association. He is also a member of the Executive Leadership Council and was named to the Savoy Top 100 Most Influential Blacks in Corporate America for 2012 to 2014. Mr. Parker received a Bachelor’s degree from the U.S. Military Academy at West Point.
Qualifications:
Mr. Parker has extensive management and leadership experience as a senior executive for a number of public companies.

Stephen L. Waechter
Mr. Waechter serves as a Director. From 2008 to 2014, Mr. Waechter was Vice President of Business Operations and Chief Financial Officer of ARINC Incorporated, a provider of communications, engineering and integration solutions for commercial, defense and government customers worldwide. From 1999 to 2007, he was Executive Vice President and Chief Financial Officer of CACI International, Inc., one of the largest government information technology contractors. Before joining CACI, Mr. Waechter served as Chief Financial Officer for a number of high-technology companies including Government Technology Services, Inc., Vincam Human Resources, Inc. and Applied Bioscience International. Mr. Waechter’s early career includes 19 years at GE, most recently as Vice President, Finance for GE Information Services. Mr. Waechter formerly served as Chairman of the Board of Directors of Social & Scientific Systems, Inc., and Chair of the Audit Committee. He formerly served as Chairman of the Board of Directors of CareFirst, Inc., where he also served as the Chair of the Executive Committee, Strategic Planning Committee and Nominating Committee, and formerly served as Chair of the Audit Committee. He is also a former member of the Board of Trustees of Christian Brothers University and former Chair of the Finance Committee of Choral Arts Society of Washington, D.C. Mr. Waechter received a Bachelor’s degree from Christian Brothers College and a Master’s degree in Business Administration from Xavier University.
Qualifications:
Mr. Waechter has extensive financial and leadership experience as chief financial officer of several government contractors and other public companies. Mr. Waechter has also served as a director and as an audit committee chair of one public and several private companies. He has an extensive background with mergers and acquisitions.

Executive Officers
Information called for by Item 10 with respect to executive officers of the Company is set forth under Part I, Item 1, “Business” of the Original Form 10-K, and is hereby incorporated in this Part III, Item 10 by reference. There are no arrangements or understandings between an executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors, and any persons beneficially owning more than 10% of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the SEC within specified time periods. To the Company’s knowledge, based upon a review of the copies of the reports furnished to the Company and written representations by directors and executive officers that no other reports were required, all directors, executive officers and persons beneficially owning more than 10% of our common stock timely filed reports required under Section 16(a) of the Exchange Act for the year ended December 31, 2021, except for one late report. A Form 4 report for Mr. William B. Noon was inadvertently filed late.
Code of Ethics
The Company has adopted the Vectrus Code of Conduct which applies to all employees, including our President & Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and, where applicable, to directors who are not our employees (Non-Management Directors).
The Code of Conduct is posted on our website at: http://investors.vectrus.com/govdocs.
The Company discloses any changes to or waivers from the Code of Conduct for the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, its Non-Management Directors and other executive officers on its website. In addition, the Company will disclose within four business days any substantive changes to or waivers from the Code of Conduct for our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or persons performing similar functions, by posting such information on our website at www.vectrus.com rather than by filing a Form 8-K. In 2021, there were no substantive changes to or waivers of the Code of Conduct for the President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or persons performing similar functions. A copy of the Code of Conduct will be provided, free of charge, to any shareholder upon request to the Corporate Secretary of Vectrus.
Audit Committee Members and Financial Expert
Our Audit Committee consists of Ms. Howell and Messrs. Murdy, Waechter and Widman, with Mr. Waechter serving as the chair. Each member of our Audit Committee meets the requirements for independence for audit committee members under the listing standards of the New York Stock Exchange and SEC rules and regulations. Each member of our Audit Committee also meets the financial literacy and sophistication requirements of the listing standards of the New York Stock Exchange. Although the Board of Directors determined that more than one member of the Board of Directors satisfies the requirements of an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, the Board of Directors has identified Phillip C. Widman as the Company’s audit committee financial expert.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
The following Report of the Compensation Committee entitled “Compensation Discussion and Analysis” does not constitute soliciting material and the Report should not be deemed filed or incorporated by reference into any other previous or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.
The Compensation Committee of the Board of Directors approves and oversees administration of the Company’s executive compensation program and senior leadership development and continuity programs. The Compensation Committee’s primary objective is to establish a competitive executive compensation program that clearly links executive compensation to business performance and shareholder return. The Compensation Committee considers appropriate risk factors in structuring compensation to discourage unnecessary or excessive risk-taking behaviors and encourage long-term value creation.
Recommendation Regarding Compensation Discussion and Analysis
In performing its oversight function during 2021 with regard to the Compensation Discussion and Analysis prepared by management, the Compensation Committee relied on statements and information prepared by the Company’s management. It also relied on information provided by Pay Governance LLC (Pay Governance or the Compensation Consultant), the independent compensation consultant to the Compensation Committee. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2021, as amended.
This report is furnished by the members of the Compensation Committee.
Bradford J. Boston, Chair
Melvin F. Parker
Eric M. Pillmore
Phillip C. Widman

COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee is responsible for our executive compensation philosophy and programs. The Compensation Committee reviews and approves the compensation to be paid to our Chief Executive Officer (CEO) and a group of executive officers, including our Named Executive Officers (NEOs). At our 2021 Annual Meeting of Shareholders, our shareholders overwhelmingly approved our NEOs’ compensation, with approximately 98.3% of the votes cast in favor of the proposal.
EXECUTIVE SUMMARY
Named Executive Officers for 2021
•Charles L. Prow, President and CEO
•Susan D. Lynch, Senior Vice President (SVP) and Chief Financial Officer (CFO)
•Susan L. Deagle, SVP, Growth and Enterprise Operations
•David A. Hathaway, (former) SVP, Vectrus Programs
•Kevin T. Boyle, SVP, Chief Legal Officer and General Counsel
•Kenneth W. Shreves, SVP, Organic Growth and Operational Enablement
2021 Company Highlights
•2021 revenue growth of +28% Y/Y to $1,784 million
•2021 Operating income of $62.0 million; Adjusted EBITDA margin of 4.7%
•2021 Adjusted diluted EPS for compensation purposes of $3.96
•Backlog of $5.0 billion continues to provide topline visibility
•Several new wins expanding market diversity
•Strong 2021 operating cash flow generation of $61.3 million
•Integration of both Zenetex and HHB
Compensation Philosophy
The Compensation Committee’s compensation philosophy is to support Vectrus’ business strategy within the principles of competitiveness, full disclosure and consistent alignment with long-term value creation. Our philosophy encourages individual and group behaviors that balance risk and reward while supporting sustained growth and earnings performance. A substantial portion of executive compensation is tied to the Company’s internal business and financial performance and share price performance. If internal business and financial performance or share price performance falls below identified thresholds, at-risk incentive compensation is reduced or not paid at all. Our compensation philosophy is reflective of Vectrus’ industry and peers, and we will continue to seek alignment with market trends. The Compensation Committee has the flexibility to establish appropriate compensation policies to attract, motivate and retain our executives in the industry in which we operate.
Pay for Performance
We link a large portion of our NEOs’ compensation to performance. Pay components for our NEOs for 2021 included base salary, Annual Incentive Plan (AIP) awards, and long-term incentive awards, consisting of RSUs and Total Shareholder Return (TSR) awards.
The 2021 AIP provides a cash payout if certain financial metrics, including adjusted revenue, adjusted diluted earnings per share, adjusted days sales outstanding, new business wins, as well as individual strategic goals for SVPs and above, were met. The approved 2021 AIP payouts reflected between 140.1% and 146.1% of target. The 2021 AIP performance goals, targets, results and actual payouts are discussed in more detail in “Compensation Program Objectives - Primary Compensation Components” below.
The TSR awards represent 50% of the total long-term incentive awards. TSR awards align pay with performance by providing a cash long-term incentive linked to the Company’s total shareholder return performance relative to the Aerospace and Defense companies in the S&P 1500 over a three-year performance period. The three-year performance period for the 2019 TSR awards concluded on December 31, 2021. Payment for the 2019 awards was made in January 2022 at 130.9% of target. This program and the performance results for the 2019 awards are discussed in more detail under the “Long-Term Incentive Program - 2021 Long-Term Incentive Awards” below.

Key Governance Policies and Practices Related to Compensation

We Do:

•use an independent compensation consultant selected and hired by the Compensation Committee.
•pay for both corporate and individual performance.
•mitigate compensation risk through oversight and appropriate incentives in our balanced compensation programs.
•maintain equity award agreements that require both consummation of a change in control transaction and termination of employment for accelerated vesting (double trigger).
•use limited perquisites.
•conduct an annual Say-on-Pay vote.
•have a clawback policy that is also embedded in our equity incentive plan, our annual incentive plan and our award agreements.
•have an anti-hedging and anti-pledging policy.
•retain meaningful stock ownership guidelines for Vectrus corporate officers and directors.
•provide in our equity incentive plan for a minimum vesting period of one year for employee equity grants, and generally provide in our employee award agreements for vesting in equal annual installments over a three-year period for our restricted stock unit and stock option awards.

We Do Not:

•reprice stock options.
•guarantee minimum bonus payments.
•provide tax gross-ups for perquisites or in connection with payments made in the event of a change in control; however, tax protection may be provided for costs associated with relocation.
•provide for automatic base salary increases.
•have fixed-term employment arrangements with our NEOs; all of our NEOs are at-will employees.
•provide a traditional pension plan or a supplemental executive retirement plan.
INDIVIDUAL EXECUTIVE POSITIONS - COMPENSATION COMPARISONS
Vectrus has been an independent, publicly traded company since September 2014. We work towards setting total target compensation for our NEOs to the median of competitive practice, assuming continued performance of the Company and the executive, subject to cost and affordability. The Compensation Committee supports this approach, based on the individual NEO’s experience in their roles, their strong performance and the business conditions impacting the Company. The Compensation Committee, along with its independent compensation consultant, annually reviews current market compensation data for determining the path forward in setting the compensation program.
The Compensation Committee reviewed and assessed the performance of the NEOs for 2021 and will continue to review and assess the performance of the President and Chief Executive Officer and the other officers and authorize compensation actions it believes are appropriate and commensurate with relevant competitive data, the Company’s business environment and the approved compensation program.
Individual Executive Positions - 2021 Compensation Information
For 2021, the Compensation Committee approved base salary increases, effective March 2021, for Messrs. Prow, Hathaway, Boyle and Shreves, and Mses. Lynch and Deagle, pursuant to external market data and an assessment of their performance as described below:
•Charles L. Prow: An annual base salary increase of 2.5% was approved, bringing his salary to $769,000. Mr. Prow’s total target compensation remained below the median of the market.
•Susan D. Lynch: An annual base salary increase of 2.5% was approved, bringing her salary to $441,000. Ms. Lynch’s total target compensation remained below the median of the market.
•Susan L. Deagle: An annual base salary increase of 2.5% was approved, bringing her salary to $410,000. Ms. Deagle’s total target compensation remained slightly above the median of the market.
•David A. Hathaway: An annual base salary increase of 2.5% was approved, bringing his salary to $410,000. Mr. Hathaway’s total target compensation remained below the median of the market.

•Kevin T. Boyle: An annual base salary increase of 5.5% was approved, bringing his salary to $395,000. Mr. Boyle’s total target compensation remained below the median of the market.
•Kenneth W. Shreves: Mr. Shreves received an annual base salary increase of 6.2% in March 2021. In November 2021, the Supply Chain and Enterprise Vectrus teams were transitioned under Mr. Shreves’s leadership. His base salary was increased to $400,000. Mr. Shreves total target compensation moved slightly above the median of the market.
The base salary increases and total compensation, which were approved by the Compensation Committee, were determined following a review of market competitive survey data, as well as the individual’s relevant experience, and to more closely align their compensation with the median of the competitive market and reflect their individual contributions to the Company.
The table below sets out the NEOs’ 2021 target compensation for annual base salary, annual incentive and long-term incentive targets as determined by the Compensation Committee.
2021 Base Salary and Target Incentive Compensation

Name and Principal Position	2021 Base Salary ($)	Target 2021 AIP Award (% of Base Salary) (1)	Target 2021 Long-Term Incentive Award (S)
Charles L. Prow President and Chief Executive Officer	769,000	110%	2,100,000
Susan D. Lynch Senior Vice President and Chief Financial Officer	441,000	70%	450,000
Susan L. Deagle Senior Vice President, Growth and Enterprise Operations	410,000	65%	390,000
David A. Hathaway (Former) Senior Vice President, Vectrus Programs	410,000	65%	390,000
Kevin T. Boyle Senior Vice President, Chief Legal Officer and General Counsel	395,000	55%	325,000
Kenneth W. Shreves Senior Vice President, Organic Growth and Operational Enablement	400,000	60%	250,000

(1)This column reflects the target percentage of base salary approved for each NEO for the 2021 AIP award. The approved AIP formula for 2021 was based on performance measures and goals that would pay 100% of target for 100% achievement of the approved goals.
Vectrus Competitive Compensation
In reviewing compensation for the NEOs for the 2021 compensation program, the Compensation Committee used the general industry market data reflected in the 2020 Willis Towers Watson General Industry Executive Compensation Survey - U.S. Report. Data reviewed included competitive market information for each compensation component and total compensation. The Compensation Committee evaluated and determined target and actual compensation provided to each of our NEOs based on a review of the general industry market data, which was adjusted via regression analysis to estimate the competitive market pay levels for a company of our revenue size. In determining executive compensation, the Compensation Committee also considered qualitative information discussed in “Qualitative Considerations” below, individual performance and business conditions in addition to recommendations from Vectrus’ President and Chief Executive Officer and Senior Vice President and Chief Human Resources Officer.
INDEPENDENT COMPENSATION CONSULTANT
In 2021, the Compensation Committee continued to retain Pay Governance as its independent compensation consultant to assist the Committee in fulfilling its responsibilities under its charter. The Compensation Consultant’s engagement leader provided objective expert analyses, assessments, research and recommendations for executive compensation programs, incentives, perquisites and compensation standards. In this capacity, the Compensation Consultant provided services that related solely to work performed for and at the direction of the Compensation Committee, including analysis of material prepared by Vectrus’ human resources, finance and legal departments for the Compensation Committee’s review. The Compensation Consultant attended each of the five meetings held by the Compensation Committee during 2021 and provided no other services to Vectrus during 2021 other than those for and at the direction of the Compensation Committee.
During 2021, Vectrus’ human resources, finance and legal functions supported the work of the Compensation Committee, provided information, answered questions, and responded to requests from the Compensation Consultant.

The Compensation Committee is directly responsible for the appointment, compensation, and oversight of the Compensation Consultant. The Compensation Committee has the sole authority to retain and terminate the services of consultants, including Pay Governance, with respect to compensation matters.
In connection with the engagement of the Compensation Consultant, the Compensation Committee considered various factors bearing on the independence of the Compensation Consultant, including, but not limited to, the following:
•Provision of other services to Vectrus by the Compensation Consultant;
•Business or personal relationships of the Compensation Consultant with members of the Compensation Committee or with executive officers;
•The Compensation Consultant’s policies and procedures to prevent conflicts of interest;
•Ownership of Vectrus common stock by the Compensation Consultant’s engagement leader; and
•The amount of fees received by the Compensation Consultant.
The Compensation Committee affirmatively determined the Compensation Consultant was independent and has no conflicts of interest with the Company or the Board of Directors.
OUR COMPENSATION CYCLE
The Compensation Committee reviews compensation in detail during the first quarter of each year. This review includes:
•Annual performance reviews for the prior year;
•Increases in base salary;
•Annual Incentive Plan (bonus) awards for the prior year and target awards for the current year; and
•Long-term incentive target awards, including RSUs and TSR awards.
The award date for long-term incentive awards is determined by the Compensation Committee and is typically in March, following the February meeting of the Compensation Committee. Meeting dates for the following year’s regular Board and Committee meetings are scheduled during the prior year. Target TSR awards reflect a three-year performance period beginning on January 1 of the year in which the Compensation Committee approves the award. Participants in the Long-Term Incentive Program receive notification of their awards as soon as reasonably practical after the grant date.
COMPENSATION PROGRAM OBJECTIVES, PRINCIPLES AND APPROACHES
The Vectrus compensation program objectives, principles and approaches reflect the Company’s business needs and strategy, as detailed below:

Objective	General Principle	Approach
Attract, incentivize and retain talented and experienced leaders.	Design an executive compensation program to attract, incentivize and retain high performing executives.	Target total direct compensation approximating the 50th percentile of competitive practice. Review current competitive market compensation to structure movement of NEO compensation toward the competitive median of general industry companies, as adjusted for revenue size.
Align at-risk compensation with corporate and individual performance.	Align the measures of performance in our compensation programs with measures key to the success of our business. If our business succeeds, our shareholders will benefit.	Provide incentive opportunities based on corporate and individual performance to drive shareholder value.
Align at-risk compensation with levels of executive responsibility.	As executives advance in the Company, the leverage of at-risk pay relative to fixed pay increases.	Structure NEO compensation so that a substantial portion of compensation is at risk for executives with greater levels of responsibility.

PRIMARY COMPENSATION COMPONENTS

NEO COMPENSATION	=	BASE SALARY	+	ANNUAL INCENTIVE	+	LONG-TERM INCENTIVES
Base Salary
Base salary comprises the fixed component of total compensation for Mr. Prow and the other NEOs. Salary is a competitive component of pay that is aligned with the NEO’s position, experience and criticality of the required competencies. It is not a risk-based element of compensation.
Annual Incentive (AIP) Awards
The Compensation Committee determined that the four corporate metrics noted below would be most closely predictive of optimal operating performance in 2021 for Vectrus. For 2021, 80% of the awards were based on the achievement of these corporate metrics and 20% of the awards were based on the achievement of individual strategic goals.
•Earnings Per Share (EPS): This is a market-based metric recognized as a standard by investors and analysts. For 2021 the Compensation Committee used a metric of Adjusted Diluted Earnings per Share, as discussed below.
•Total Revenue: Revenue reflects successful recognition of contracted revenue, recompetes and growth through new revenue streams. Revenue is defined as adjusted revenue as discussed below.
•New Business Wins: Winning new business is a critical focus for our Company. New Business Wins includes any new business contract award notification during the calendar year, recompetes, contract extensions and add-on work to existing contracts.
•Days Sales Outstanding (DSO): DSO is an important operating efficiency metric that measures the number of days it takes to turn accounts receivable into cash. DSO is calculated using a five (5) point average of the DSO for Q4 of the prior year and each of the four quarters of the performance year. DSO is defined as adjusted DSO, as discussed below.
•Individual Strategic Goals: The use of individual goals balances the executive’s shared responsibility to achieve corporate goals with the desire to motivate the executive to achieve goals within the individual’s specific area of responsibility. The individual goals also reinforce the importance of certain key objectives within the individual’s specific area of responsibility and allow the Compensation Committee to differentiate compensation among these executives based on their individual performance. It also strengthens the executive’s accountability. See “Individual Strategic Goals and Results for 2021” below.
The Compensation Committee was responsible for the administration of the AIP for 2021. The Compensation Committee approved an annual incentive plan design for the business as described below.

2021 AIP Metrics	Performance Percentage
Adjusted Diluted Earnings Per Share (EPS)	30%
Adjusted Revenue	10%
New Business Wins (NBW)	20%
Adjusted Days Sales Outstanding (DSO)	20%
Individual Strategic Goals*	20%
(*) The Compensation Committee did not assign a specific weighting to any of the individual goals, but reviewed each executive’s performance against his or her individual goals in the aggregate.

AIP Operational Objectives

	Adjusted Diluted Earnings Per Share (EPS)*			Adjusted Revenue*			New Business Wins*			Adjusted Days Sales Outstanding (DSO)*			Individual Strategic Goals*
	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
Performance Percentage of Target	87%	100%	114%	92%	100%	110%	23.8%	100%	145.2%	93.3%	100%	200.0%	0%	100%	200%
Payout Percentage of Target	50%	100%	200%	50%	100%	200%	1%	100%	200%	2%	100%	200%	0%	100%	200%
(*) For performance results between the minimum and maximum thresholds, the performance percentage achieved for that metric is calculated on a non-linear slope pre-approved by the Compensation Committee for the performance year. Actual results may range from zero to 200% of target.
2021 AIP Awards Paid in 2022
In evaluating the discretionary element of the 2021 Annual Incentive Plan, the Committee first considered and evaluated Mr. Prow’s self-assessment and his detailed assessment of the NEOs’ performance against their individual discretionary goals. In addition, the Committee considered the significant efforts on the part of the management team to deliver the following results:
•2021 revenue growth of +28% Y/Y to $1,784 million
•2021 Operating income of $62.0 million; Adjusted EBITDA margin of 4.7%
•2021 Adjusted diluted EPS for compensation purposes of $3.96
•Backlog of $5.0 billion which continues to provide topline visibility
•Several new wins expanding market and geographic diversity
•Strong 2021 operating cash flow generation of $61.3 million
These results were considered along with each individuals unique contributions to these results. Individual Strategic Goal Achievement resulted in this component award from 22% to 28% of each NEO’s target annual incentive award.

Pay Component - 2021 Annual Incentive Plan (AIP)

Performance During 2021	Actual Payout
•Adjusted Diluted Earnings Per Share = $3.96 (versus the Compensation Committee-approved target of $3.65) (weighted 30%)	The Compensation Committee approved an actual bonus payout of between 140.1% and 146.1% of target. Achievement of financial goals was confirmed by our independent auditor.
•Adjusted Revenue = $1,783.7 million (versus the Compensation Committee-approved target of $1,683.2 million) (weighted 10%)
•New Business Wins = $560.9 million (versus the Compensation Committee-approved target of $210.0 million) (weighted 20%)
•Adjusted Days Sales Outstanding (DSO) = 69.5 (versus the Compensation Committee-approved target of 68.0) (weighted 20%)
•Individual Strategic Goals: As approved by the Compensation Committee (weighted 20%) for the Chief Executive Officer and SVPs.

The performance and payout percentages for each component of the AOP were as follows:

Metric (all $ amounts in millions, except per share data and DSO)	Performance Target at 100.0% Payment and Weighting (1)		2021 Performance	Performance Percentage of Target	Payout Percentage of Target (1)	Weighted Attainment
Adjusted Diluted Earnings Per Share	$3.65	30.0%	$3.96	108.5%	160.7%	48.2%
Adjusted Revenue	$1,683.2	10.0%	$1,783.7	106.0%	158.8%	15.9%
New Business Wins	$210.0	20.0%	$560.9	267.1%	200.0%	40.0%
Adjusted Days Sales Outstanding	68.0	20.0%	69.5	97.8%	70.1%	14.0%
Individual Strategic Goals (discussed below)		20.0%		100.0%		20.0%
(1)Attainment of all of the 2021 AIP performance goals would result in a payout of 100% of target.
“Adjusted Diluted Earnings Per Share” is a non-GAAP measure and is defined as net income, adjusted to exclude items that may include, but not limited to, other income, significant charges or credits that impact the current results that are not related to our ongoing operations and unusual and infrequent non-operating items or adjustments, such as excluding the impact of acquisitions in the year of the acquisition, the exclusion of Merger and Acquisition costs, integration costs, and pre-operational legal costs divided by the average diluted common shares outstanding, if unplanned.
“Adjusted Revenue” is a non-GAAP measure and is defined as GAAP Revenue, adjusted to exclude the impact of acquisitions in the year of the acquisition, if unplanned.
“Adjusted Days Sales Outstanding” is defined as reported DSO, adjusted to exclude the impact of acquisitions in the year of the acquisition, if unplanned.

Year Ended December 31, 2021
(in millions)	Adjusted Revenue
Reported GAAP Revenue	$1,783.7
Comparable 2021 Performance Revenue	$1,783.7

Year Ended December 31, 2021
(in millions, except for share data)	Adjusted Diluted Earnings Per Share
Reported GAAP Net Income	$45.7
Other Misc Performance Adjustments	$1.1
Comparable Performance Adjusted Net Income	$46.8
Reported GAAP Diluted Earnings Per Share	$3.86
Other Misc Performance Adjustments on an EPS	$0.10
Comparable Performance Earnings Per Share	$3.96

The following table illustrates the calculation of the 2021 AIP awards paid to the NEOs in 2022. (Sum of components may differ from actual award amounts due to rounding.)

Name	Base Salary (a) ($)	Annual Incentive Target as a Percent of Base Salary (b) (1)	Adjusted Diluted Earnings Per Share Percent Achieved	Adjusted Revenue Percent Achieved	New Business Wins Percent Achieved	Adjusted Days Sales Outstanding Percent Achieved	Individual Goals/ Performance Percent Achieved (2)	Approved Total Performance Percent Payout (d)	Actual 2021 AIP Awards (a)x(b)x(d) ($) (3)
Charles L. Prow	769,000	110	48.2	15.9	40.0	14.0	22.0	140.1	1,185,106
Susan D. Lynch	441,000	70	48.2	15.9	40.0	14.0	28.0	146.1	451,011
Susan L. Deagle	410,000	65	48.2	15.9	40.0	14.0	28.0	146.1	389,357
David A. Hathaway	410,000	65	—	—	—	—	—	—	—
Kevin T. Boyle	395,000	55	48.2	15.9	40.0	14.0	24.0	142.1	308,713
Kenneth W. Shreves	400,000	60	48.2	15.9	40.0	14.0	25.0	143.1	343,440
(1)This column reflects the target percent of base salary approved for each NEO for his or her 2021 annual incentive award. The approved annual incentive plan formula for 2021 was based on performance measures and goals that would pay 100% of target for 100% achievement of the approved goals.
(2)The Compensation Committee evaluated the extent to which Messrs. Prow, Boyle and Shreves and Mses. Lynch and Deagle achieved their individual strategic goals. See tables below.
(3)Mr. Hathaway’s employment with the Company ended on September 3, 2021.
Individual Strategic Goals and Results for 2021
Entering into the second year of the COVID-19 pandemic, the Compensation Committee approved a series of discretionary goals that, while some were led by specific executives, required concrete effort and accountability across our entire senior leadership team for execution. These goals are listed below. Mr. Prow’s discretionary goals encompassed all of the items in the table below.

Charles L. Prow
Goal Description
Operate a Global Talent Chain to generate seamless and cost-effective delivery of talent to our programs.
Create a global architecture to provide a consistent geographic strategy driving revenue growth and cost synergy.
Create a Chief Medical Officer function and vaccinate Vectrus employees.
Mature and evolve our supply chain, operational technology and business partner models to drive revenue and profit.
Penetrate new markets to expand growth opportunities.
Formalize Client Engagement roadmap driving improved relationships, win rates, base expansion, CPAR ratings and award scores.
Harden M&A processes and roadmap to drive better outcomes and identification of assets.
Drive financial model maturation to provide higher value.
Advance our enterprise metrics to improve the operation of our business.
Continually evolve our culture through succession planning, employee engagement, safety, DEI and life support.
Individual Performance Assessment. In evaluating Mr. Prow’s performance, the Compensation Committee considered the following key factors:
•Drove total revenue growth of 27.8% and 9.5% organic revenue growth.
•Continued the implementation of our new ERP systems and improved their operational effectiveness.
•Integrated two acquisitions in 2021 and achieved positive win-rates for organic growth.
•Developed a detailed long-term profit roadmap to expand margins in 2021 and beyond.
•Successfully reached full operational capability on the Kuwait and Iraq LOGCAP V task orders and began transition on the LOGCAP V Kwajalein task order despite COVID-19 pandemic-related delays.
•Started five other substantive contracts/task orders.
•Recruited and promoted executive talent, and identified and assessed next generation and emerging talent, with continued focus on the Company’s diversity and professional development initiatives. Expanded our talent across programs and business advisories to drive results.
•Led succession planning for key positions, promoted from within to lead diversity initiatives and strengthened employee engagement efforts.
•Reduced injury frequency and severity rates, demonstrated a strong commitment to leaders in labor and life support programs, and executed COVID-19 response measures.
Susan D. Lynch
Along with driving growth in revenue, profit and EPS and increasing the focus on DSO’s, Ms. Lynch was charged with leading the financial model maturation, driving development and tracking of our progress against our key financial metrics, advancing our enterprise metrics, and continuing the implementation of the ERP system. Her support of our organic and inorganic growth, in addition to our M&A process hardening was also key.
Individual Performance Assessment. In evaluating Ms. Lynch’s performance, the Compensation Committee considered the following key factors:
•Successfully grew the level of talent and matured all finance functions from a leadership and personnel depth perspective.
•Continued the implementation of our new ERP systems and improved their operational effectiveness.
•Drove cycle time reduction in the close process.
•Drove both performance and cultural changes in DSO performance.
•Partnered with operations to execute on a profit roadmap.
•Executed on acquisition synergies and IT system roadmap.
•Drove enterprise system enhancements.
•Drove tax efficiencies.

Susan L. Deagle
Accountable for growth across the enterprise, Ms. Deagle was also instrumental in the development of our global talent chain, strategic development of our global presence, DEI initiatives as the co-chair of our DEI council, and talent development through her support of program teams and succession planning in the field.
Individual Performance Assessment. In evaluating Ms. Deagle’s performance, the Compensation Committee considered the following key factors:
•Improved metrics on days-to-hire in both our OCONUS and CONUS business despite COVID-19 challenges domestically and in our host nations.
•Matured our global business footprint with the development of a business development and business advisory presence in key geographic regions.
•Refined our M&A processes to improve target identification and due diligence execution.
•Led the integration of two acquisitions and the achievement of synergies.
•Improved client engagement strategy, drove above average market win rates and continued to build relationships across the shareholder and investor base.
•Led the global business architecture strategy development.
Kevin T. Boyle
Mr. Boyle contributed in numerous ways to our success this year, including driving some of our partner-based business models, facility cost savings, hardening of our ethics function, and hardening of the M&A processes from a legal perspective.
Individual Performance Assessment. In evaluating Mr. Boyle’s performance, the Compensation Committee considered the following key factors:
•Led a cost reduction effort to relocate our Northern Virginia offices to a more central and advantageous location.
•Expanded the legal team talent and expertise.
•Led legal M&A due diligence.
•Completed roll out of upgraded, scalable and proactive ethics and compliance program.
•Sustained achievement of our goals related to culture overall.
Kenneth W. Shreves
Mr. Shreves is a key contributor to our organic enterprise growth. He has built a strong team responsible for identifying new business, establishing relationships and supporting base expansion efforts.
Individual Performance Assessment. In evaluating Mr. Shreves’ performance, the Compensation Committee considered the following key factors:
•Continued organic growth, driving revenue growth rate across the board.
•Fostering of new markets and new clients and partners from the Zenetex acquisition, resulting in continued wins and partnering opportunities accessing the aviation MRO opportunity set.
•Client mapping and relationship development, including adding talent across the team to drive increased customer touchpoints and intimacy.
•Key contributions to our base expansion strategies and results.
•Leadership of key initiatives such as supply chain and enterprise Vectrus, and the business models that accompany these initiatives.
LONG-TERM INCENTIVE PLAN
2021 Long-Term Incentive Awards
Long-term incentive awards are intended to directly tie long-term compensation to long-term value creation and shareholder return. The 2021 long-term incentive program provided for a combination of TSR awards and RSUs to comprise the total long-term incentive award for each NEO. These components are incentives for absolute stock price performance and appreciation as well as TSR performance relative to the specific group of companies referenced below. The Compensation Committee set vesting terms for RSUs based on the Compensation Consultant’s review and guidance regarding current competitive practice and its assessment of appropriate vesting terms and conditions for Vectrus. In determining the total long-term incentive award for each NEO, the Committee also considered individual performance.

The Compensation Committee weighted the 2021 long-term incentive awards as follows: 50.0% for TSR and 50.0% for RSUs.
The 2021 long-term incentive awards for all NEOs were granted on March 4, 2021. A valuation based on the grant date was used to determine the number of RSUs granted pursuant to this allocation. The number of RSUs granted on March 4, 2021, was based on $58.28, the closing price of Vectrus common stock on the grant date.
The following table sets forth the value of 2021 long-term incentive award amounts for the NEOs granted during 2021, as determined by the Compensation Committee.

Name	Restricted Stock Unit Award Value ($)	Restricted Stock Unit Awards (# of Units)	Relative Total Shareholder Return Target Award ($)
	Represents 50% of total award value		Represents 50% of total award value
Charles L. Prow	1,050,000	18,016	1,050,000
Susan D. Lynch	225,000	3,861	225,000
Susan L. Deagle	195,000	3,346	195,000
David A. Hathaway	195,000	3,346	195,000
Kevin T. Boyle	162,500	2,788	162,500
Kenneth W. Shreves	125,000	2,145	125,000
Restricted Stock Unit Component
The Compensation Committee reviewed all proposed grants of RSUs to NEOs prior to their award, including awards based on performance, retention-based awards and awards contemplated for new employees as part of employment offers. Grants of RSUs provide executives with stock ownership of unrestricted shares after the restrictions lapse. NEOs were granted RSU awards because, in the judgment of the Compensation Committee and based on management’s recommendations, these individuals were in positions most likely to assist in the achievement of the Company’s long-term value creation goals and to create increased shareholder value over time. RSUs granted in 2021 vest in one-third annual installments on the first, second and third anniversaries of the grant date.
Relative Total Shareholder Return (TSR) Award Component
The TSR performance design for 2021 - 2023 compares the Company’s TSR performance relative to the TSR performance of the Aerospace and Defense companies in the S&P 1500 Index. In designing the program, the Compensation Committee determined that this would be an appropriate index for Vectrus to be measured against for relative total shareholder return performance. The Compensation Committee also determined to measure performance in a balanced manner with the following four performance periods weighted equally at 25%:
January 1, 2021 through December 31, 2021;
January 1, 2022 through December 31, 2022;
January 1, 2023 through December 31, 2023; and
January 1, 2021 through December 31, 2023.

The actual award payout factor will be determined based on the average of the payout factors for each of the four performance periods, determined as follows:

If the Company’s TSR performance relative to that of the Aerospace and Defense companies in the S&P 1500 Index is:	The Payout Factor is:
Less than the 35th percentile	0%
At the 35th percentile	50%
At the 50th percentile	100%
At the 80th percentile	200%
Actual results between the 35th percentile and the 80th percentile will be interpolated.
The potential award payout is capped at 200% of the target award as the Compensation Committee believes that having a cap helps mitigate excessive or inappropriate risk-taking.
Vectrus Total Shareholder Return Awards Granted in 2019
The Compensation Committee approved and granted the 2019 TSR awards in March 2019. The awards were subject to a three-year performance period beginning January 1, 2019 through December 31, 2021 and measured in four individual periods, weighted equally, as follows: January 1, 2019 - December 31, 2019; January 1, 2020 - December 31, 2020; January 1, 2021 - December 31, 2021; and January 1, 2019 - December 31, 2021.
Following the end of the three-year performance period, Vectrus TSR performance was calculated for each of the four individual periods, relative to the Aerospace and Defense companies in the S&P 1500. Results are indicated below:

Individual Performance Period	Vectrus Percentile - Performance vs. Aerospace & Defense Companies in the S&P 1500 *	Payout Factor
January 1, 2019 - December 31, 2019	100.0 percentile	200.0%
January 1, 2020 - December 31, 2020	57.1 percentile	123.7%
January 1, 2021 - December 31, 2021	15.0 percentile	0.0%
January 1, 2019 - December 31, 2021	85.0 percentile	200.0%
Average Payout Factor:		130.9%
(*)     Performance below the 35th percentile rank versus the Aerospace and Defense companies in the S&P 1500 Index results in a 0% Payout Factor for the applicable performance period. Payout percentages for performance between the 35th and 80th percentile rank are interpolated.
Following certification of Vectrus performance for the 2019 TSR awards, the Compensation Committee approved payouts in January 2022 at 130.9% of the target award. Payments in January 2022 to the NEOs were as follows:

Name	2019 Target Award ($)	Payout at 130.9% ($)
Charles L. Prow	800,000	1,047,200
Susan D. Lynch	225,000	294,525
Susan L. Deagle	125,000	163,625
David A. Hathaway	125,000	—
Kevin T. Boyle	125,000	163,625
Kenneth W. Shreves	80,000	104,720
Mr. Hathaway did not receive a 2019 TSR award payout because his employment with the Company ended on September 3, 2021. TSR awards are discussed in more detail above at “Relative Total Shareholder Return (TSR) Award Component.”

POST-EMPLOYMENT COMPENSATION
The Vectrus 401(k) employer match contribution is 50% up to 8% of employee-elected deferrals based upon annual base compensation. All contributions are 100% vested.
Vectrus also established and maintains a non-qualified, unfunded Vectrus Systems Corporation Excess Savings Plan to provide key employees an opportunity to earn benefits in excess of the benefits that may be earned under the Vectrus 401(k) Plan. This plan is discussed in more detail in “Non-qualified Deferred Compensation for 2021” below.
SEVERANCE PLAN ARRANGEMENTS
The plans discussed below are described in more detail in “Payments Upon Termination or Change in Control.” The severance plans apply to key Vectrus employees as defined by Section 409A. The Vectrus severance plan arrangements are not considered in determining other elements of compensation. All of the Vectrus NEOs were covered under the Senior Executive Severance Play Plan and the Special Senior Executive Severance Pay Plan.
Senior Executive Severance Pay Plan
The purpose of this plan is to provide a period of transition for senior executives. Senior executives who are U.S. citizens or who are employed in the United States are covered by this plan. The plan generally provides for severance payments if the Company terminates a senior executive’s employment without cause.
The exceptions to severance payments are:
•the executive terminates his or her own employment;
•the executive’s employment is terminated for cause; or
•if the executive accepts employment or refuses comparable employment with a purchaser in a divestiture situation.
No severance is provided for termination for cause because the Company believes employees terminated for cause should not receive additional compensation. No severance is provided where an executive accepts or refuses comparable employment in a divestiture situation because the executive had the opportunity to receive employment income from another party under comparable circumstances.
Special Senior Executive Severance Pay Plan
The purpose of this plan is to provide compensation in the case of termination of employment in connection with an Acceleration Event (defined in “Payments Upon Termination or Change in Control”). The provisions of this plan are specifically designed to address the inability of senior executives to influence the Company’s future performance after certain change in control events. The plan is structured to encourage executives to act in the best interests of shareholders by providing for certain compensation and retention benefits and payments, including change in control provisions, in the case of an Acceleration Event.
The purposes of these provisions are to:
•provide for continuing cohesive operations as executives evaluate a transaction, which, without change in control protection, could be personally adverse to the executive;
•keep executives focused on preserving value for shareholders;
•retain key talent in the face of potential transactions; and
•attract talented employees in the competitive marketplace.
As discussed above, this plan provides severance benefits for covered executives, including any NEO whose employment was terminated by the Company without cause, or where the covered executive terminated his or her employment for good reason within two years after the occurrence of an acceleration event as described below (including a termination due to death or disability) or if during the two-year period following an Acceleration Event, the covered executive had grounds to resign with good reason or the covered executive’s employment was terminated in contemplation of an Acceleration Event that ultimately occurred.
The plan is designed to put the executive in the same position, from a compensation and benefits standpoint, as he or she would have been in without the Acceleration Event. With respect to incentive plan awards, since the executive would no longer have the ability to influence the corporate objectives upon which the awards were based, the plan provides that any AIP awards be paid to the executive at target.
CHANGE IN CONTROL ARRANGEMENTS
As described more fully in “Payments Upon Termination or Change in Control,” the Compensation Committee has provided for treatment of short-term and long-term incentive plans, severance arrangements and the excess savings plan upon a change in control.

EMPLOYEE BENEFITS AND PREREQUISITES
Vectrus executives are eligible to participate in Vectrus’ broad-based employee benefits programs, including medical, dental, vision coverage, and other specified benefit plans according to the plan documents.
Prerequisites for NEOs
Vectrus provides only those perquisites that it considers to be reasonable and consistent with competitive practice. The Compensation Committee continues to review benefits and perquisites to assure they are reasonable and consistent with competitive practice.
OTHER CONSIDERATIONS AND POLICIES
Clawback Policy
The Board of Directors has adopted a clawback policy to provide for recoupment of performance-based compensation if the Board of Directors determines that a senior executive has engaged in fraud or willful misconduct. This would include annual cash incentive and bonus awards and all forms of equity-based compensation to the extent such awards are performance-based. If, in the Board of Directors’ view, the compensation related to Vectrus’ financial performance would have been lower if it had been based on the restated results, the Board of Directors will, to the extent permitted by applicable law, seek recoupment from that senior executive of any portion of such compensation as it deems appropriate after a review of all relevant facts and circumstances. The NEOs, Senior Vice Presidents, Corporate Vice Presidents, executives who are direct reports to the President and CEO and their direct reports are covered by this policy.
Equity Grant Policy - Consideration of Material Non-Public Information
Vectrus equity-based awards granted to NEOs, senior and other executives, and equity-based awards granted to directors, are awarded and priced on the same date as the approval date or a subsequent date approved by the Compensation Committee for administrative reasons. Vectrus may also make equity-based grants in the case of the promotion of an existing employee or hiring of a new employee. These grants may be made at a time Vectrus is in possession of material non-public information related to the promotion or the hiring of a new employee or other matters. Vectrus does not time its release of material non-public information for the purpose of affecting the value of executive compensation, and executive compensation decisions are not timed to the release of material non-public information.
Consideration of Tax and Accounting Impacts
Section 162(m)
Section 162(m) of the Code as in effect prior to the enactment of the Tax Act in December 2017 placed a limit of $1,000,000 on the amount of compensation that Vectrus could deduct in any one year with respect to its “covered employees,” which consisted of its Chief Executive Officer and the three other highest-paid named executive officers, other than the Chief Financial Officer. There was an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements.
The Tax Act retained the $1,000,000 deduction limit, but repealed the performance-based compensation exemption from the deduction limit and expanded the definition of “covered employees,” effective for taxable years beginning after December 31, 2017. Consequently, compensation paid in 2018 and later years to NEOs in excess of $1,000,000 is not deductible unless it qualifies for transitional relief applicable to certain binding, written performance-based compensation arrangements that were in place as of November 2, 2017.
The Compensation Committee generally intends to continue to comply with the requirements of Section 162(m) as it existed prior to the Tax Act with respect to performance-based compensation in excess of $1,000,000 payable under outstanding awards granted before November 2, 2017, under our 2014 Plan in order to qualify them for the transitional relief. However, no assurance can be given that the compensation associated with these awards will qualify for the transitional relief, due to ambiguities and uncertainties as to the application and interpretation of the revised Section 162(m) and the related requirements for transitional relief.
Section 409A
Vectrus plans are intended to comply with Section 409A of the Code, to the extent applicable. While Vectrus endeavors to comply with other applicable sections of the Code with respect to compensation, the Compensation Committee did not consider other tax implications when designing Vectrus’ compensation programs.
Excise Taxes
Vectrus provides “best-net” provisions with respect to any excise tax triggered by a change-in-control. Under these provisions, if payments triggered by a change-in-control would be subject to an excise tax, then either payments would be reduced by the amount needed to avoid triggering the tax, or no reduction of payments would occur, depending on which alternative left the executive in the better after-tax position.

Policy Against Hedging, Pledging, Speculation in Company Stock and Insider Trading
Vectrus has a policy that prohibits employees and directors from taking advantage of, disclosing, or using any confidential information for the purpose of personal gain, including buying, selling, or trading in any Vectrus security. The policy includes prohibitions for Corporate Vice Presidents and above against hedging or pledging Vectrus securities, speculation or other investments where the shareowner’s economic interest is disassociated from share ownership. These prohibited transactions encompass the purchase of financial instruments, including short sales, forward contracts, equity swaps, collars, puts, calls or other derivative securities that are speculative in nature or designed to hedge or offset a decrease in market value of any Vectrus security (other than exercises of Company granted stock options). The Board of Directors has adopted a parallel policy that applies to directors. In addition, directors must receive specific written approval prior to entering into any transaction involving Vectrus securities. Directors and Corporate Vice Presidents and above also annually receive specific instructions with respect to trading in equity securities of Vectrus to ensure compliance with the Company’s hedging, pledging, speculation and insider trading policies.
Business Risk and Compensation
Compensation across the enterprise is structured so that unnecessary or excessive risk-taking behavior is discouraged. Total compensation for senior officers is heavily weighted toward long-term compensation consistent with the Vectrus compensation philosophy, which is focused on long-term value creation. This focus on long-term compensation discourages behaviors that encourage short-term risks. The President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer attend those portions of the Compensation Committee meetings at which plan features and design configurations of annual and long-term incentive plans are considered and approved. Overall enterprise risk is reviewed and considered at the Committee and Board meetings, providing additional important information to the Compensation Committee.
Vectrus management recently conducted a risk assessment of our compensation policies and programs, including our executive compensation programs. This risk assessment is conducted annually. Vectrus management reviewed and discussed the findings of the assessment with the Compensation Committee and the full Board of Directors which concluded that our compensation programs are designed with an appropriate balance of risk and reward in relation to our overall business strategy and do not encourage excessive risk-taking behavior. As a result, we do not believe that risks relating to our compensation programs are reasonably likely to have a material adverse effect on the Company. The Compensation Committee reviewed management’s summary on the review and assessment of such compensation programs and approved these conclusions.
The Compensation Committee considered risk implications of our compensation programs during its deliberations on the design of our 2021 executive compensation programs, with the goal of appropriately balancing short-term and long-term performance.

The following table summarizes representative Vectrus compensation components or policies and relevant risk mitigation factors:
Risk Assessment Across the Enterprise

VECTRUS COMPENSATION COMPONENT OR POLICY	RISK MITIGATION FACTOR
Base Salary	Based on market rates. Provides stability and minimizes risk-taking incentives.
Annual Incentive Plan	•AIP design emphasizes overall performance and collaboration across the enterprise.
•AIP components focus on metrics that encourage operating performance and that differ from those used for long-term incentive awards.
•Individual AIP components and total AIP awards are capped.
•Payments are made only after external audit review and Compensation Committee certification of performance to metrics and approval of the payments.
Long-Term Incentive Awards -RSUs -Total Shareholder Return Awards

RSUs vest annually in one-third increments over a three-year period.
TSR awards are based on relative share price performance over four separate periods (e.g., 2021, 2022, 2023 and 2021-2023) during a three-year cycle and encourage behaviors focused on long-term goals, while discouraging behaviors focused on short-term risks. Relative TSR is a different metric from those used for AIP awards.

Perquisites	Limited perquisites are based on competitive market data. (See “Employee Benefits and Perquisites - Perquisites for the NEOs.”)
Severance	Severance plans are maintained by the Company in the event of termination without cause or in certain circumstances following a change in control of the Company.
Clawback Policy	Provides mechanism for senior executive compensation recapture in certain situations involving fraud or willful misconduct.
Officer Share Ownership Guidelines	Vectrus officers are required to own Vectrus shares or share equivalents up to 5X base salary, depending on the level of the officer. Share ownership guidelines align executive and shareholder interests and discourage executives from focusing on short-term results without regard to longer-term consequences.
Prohibition Against Pledging or Hedging or Speculation in Vectrus Securities	Vectrus policy prohibits directors and Corporate Vice Presidents and above from pledging or hedging or speculative trading in and out of Vectrus securities, including short sales, forward contracts, equity swaps, collars, puts, calls or other derivative securities that are speculative in nature or designed to hedge or offset a decrease in market value of any Vectrus security (other than exercises of Company granted stock options).
Change in Control	Under the 2014 Plan and award agreements, a double trigger requires both consummation of the transaction and a qualifying termination for accelerated vesting of outstanding long-term incentive grants.
Pension Plans	Vectrus does not provide a traditional pension plan or supplemental executive retirement plan.

COMPENSATION TABLES
Summary Compensation Table
The following table summarizes the compensation of our NEOs for 2019, 2020 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (a)	Option Awards ($) (b)	Non-equity Incentive Plan Compensation ($) (c)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (d)	All Other Compensation ($) (e)	Total ($)
Charles L. Prow President and Chief Executive Officer	2021	764,619	—	2,099,972	—	1,185,106	—	33,844	4,083,541
	2020	738,467	—	1,900,019	—	769,400	—	33,371	3,441,257
	2019	700,003	—	1,599,994	—	645,300	—	102,766	3,048,063
Susan D. Lynch Senior Vice President and Chief Financial Officer (f)	2021	438,452	—	450,019	—	451,011	—	17,393	1,356,875
	2020	429,916	—	449,985	—	273,100	—	17,684	1,170,685
	2019	168,700	—	450,001	—	93,000	—	819	712,520
Susan L. Deagle Senior Vice President, Growth and Enterprise Operations	2021	407,691	—	390,005	—	389,357	—	15,769	1,202,822
	2020	393,088	—	350,012	—	234,500	—	15,261	992,861
	2019	362,336	—	249,996	—	195,000	—	13,656	820,988
David A. Hathaway (g) (Former) Senior Vice President, Vectrus Programs	2021	313,145	—	390,005	—	—	—	8,564	711,714
	2020	394,038	—	350,012	—	234,500	—	15,124	993,674
	2019	372,394		249,996	—	172,500	—	13,898	808,788
Kevin T. Boyle Senior Vice President, Chief Legal Officer and General Counsel	2021	390,186	—	324,985	—	308,713	—	13,437	1,037,321
	2020	372,043	—	300,025	—	201,000	—	14,239	887,307
	2019	365,019	—	249,996	—	184,300	—	11,012	810,327
Kenneth W. Shreves Senior Vice President, Organic Growth and Operational Enablement (h)	2021	330,430	—	250,011	—	343,440	—	13,368	937,249
	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
(a)    Amounts in this column include the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for target TSR awards and RSUs. The assumptions used in calculating these amounts are incorporated herein by reference to Note 16 to the consolidated financial statements in the Vectrus Form 10-K for the year ended December 31, 2021. For the maximum value of TSR awards, see the table in “Grants of Plan-Based Awards in 2021”.
(b)    Amounts in this column represent the aggregate grant date fair value of option grants. No stock option grants were awarded in 2019, 2020 and 2021.
(c)    Amounts in this column reflect the AIP awards that were earned for the applicable performance year.
(d)    Vectrus does not have a traditional pension plan; therefore, no values are reported.
(e)    Amounts in this column represent items specified in the All Other Compensation table below.
(f)    Ms. Lynch joined the Company in August 2019.
(g)    Mr. Hathaway’s employment with the Company ended on September 3, 2021.

(h)    Mr. Shreves was recognized as a named executive officer in 2021.

All Other Compensation Table

Name	Year	Perquisites (a) ($)	Tax Reimbursements (b) ($)	Excess Savings Plan Contributions (c) ($)	401(k) Matching Contributions (d) ($)	Other (e) ($)	Total All Other Compensation ($)
Charles L. Prow	2021	—	—	18,985	10,838	4,021	33,844
Susan D. Lynch	2021	—	—	5,938	8,617	2,838	17,393
Susan L. Deagle	2021	—	—	4,708	10,150	911	15,769
David A. Hathaway	2021	—	—	315	6,975	1,274	8,564
Kevin T. Boyle	2021	—	—	4,007	8,564	866	13,437
Kenneth W. Shreves	2021	—	—	1,617	10,419	1,332	13,368
(a)    The amounts in this column represent perquisite payments. No payments made to NEOs in 2021.
(b)    The amounts in this column represent tax reimbursement payments. No payments made to NEOs in 2021.
(c)    Contributions to the Vectrus Systems Corporation Excess Savings Plan are unfunded and earnings are credited at the same rate as the Stable Value Fund available to participants in the Vectrus 401(k) Plan.
(d)    Amounts represent matching contributions during 2021 in the Vectrus 401(k) Plan, as follows: Mr. Prow (Company match $10,838, met IRS limit on employee deferral); Ms. Lynch (Company match $8,617, did not meet IRS limit on employee deferral); Ms. Deagle (Company match $10,150, met IRS limit on employee deferral); Mr. Hathaway (Company match $6,975, did not meet IRS limit on employee deferral); Mr. Boyle (Company match $8,564, did not meet IRS limit on employee deferral); and Mr. Shreves (Company match $10,419, met IRS limit on employee deferral).
(e)    Amounts represent taxable group term life insurance premiums paid for each NEO.
CEO PAY RATIO
In accordance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to calculate and report an estimate of the ratio of the total compensation of our CEO to the total compensation of our median employee. The intended purpose of the disclosure is to provide a reasonable measure of the relationship of pay between the CEO and the median paid employee. His compensation is discussed in detail in “Individual Executive Positions - 2021 Compensation Information” earlier in this Form 10-K/A. The Company believes its compensation philosophy and process represent a responsible approach toward CEO pay. The required disclosure is presented as follows:

Median Employee Total Annual Compensation:	$71,251
CEO Total Annual Compensation:	$4,083,541
Ratio of CEO Pay to Median Employee Compensation:	57.3 to 1.0
In determining the median employee, the Company prepared a listing of all employees as of October 31, 2021. This includes U.S. and non-U.S. employees who were full-time, part-time or temporary employees and those on an approved leave of absence. Approximately 6,100 subcontract employees were excluded from the analysis because their compensation is determined by unaffiliated third parties. The data examined were W-2 wages or foreign equivalent compensation paid from November 1, 2020 through October 31, 2021. The median was calculated directly from the arrayed data using taxable wages as the chosen consistently applied compensation measure (CACM). Once the median employee was determined, annual total compensation was calculated for that individual using the Summary Compensation Table rules for both the CEO and the median employee. As of October 31, 2021, the Company employed approximately 8,100 persons, excluding the CEO.
GRANTS OF PLAN-BASED AWARDS IN 2021
The following table summarizes awards made to our NEOs during the year ended December 31, 2021. Grants made to NEOs during 2021 were made under the 2014 Plan. The table includes the grant date for equity-based awards, the estimated future payouts under non-equity incentive plan awards (which consist of potential payouts for 2021 under the AIP), and estimated future payouts under the long-term incentive awards, which consist of potential payouts related to the TSR awards granted in 2021 for the 2021 - 2023 performance period. The table also provides the number of shares underlying all other stock awards, which consist of RSU awards, and the grant date fair value of each equity award computed under FASB ASC Topic 718.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Charles L. Prow		422,950	845,900	1,691,800
	1/1/2021				525,000	1,050,000	2,100,000
	3/4/2021							18,016			1,049,972
Susan D. Lynch		154,350	308,700	617,400
	1/1/2021				112,500	225,000	450,000
	3/4/2021							3,861			225,019
Susan L. Deagle		133,250	266,500	533,000
	1/1/2021				97,500	195,000	390,000
	3/4/2021							3,346			195,005
David A. Hathaway		133,250	266,500	533,000
	1/1/2021				97,500	195,000	390,000
	3/4/2021							3,346			195,005
Kevin T. Boyle		108,625	217,250	434,500
	1/1/2021				81,250	162,500	325,000
	3/4/2021							2,788			162,485
Kenneth W. Shreves		120,000	240,000	480,000
	1/1/2021				62,500	125,000	250,000
	3/4/2021							2,145			125,011
(1)    Amounts reflect the threshold, target, and maximum payment levels for commensurate performance under the AIP described above in “Compensation Discussion and Analysis - Compensation Program Objectives” if certain performance metrics are met. These potential payments are based on achievement of specific performance metrics and individual goals and are completely at risk. The target award is computed based upon the applicable range of net estimated payments denominated in dollars where the target award is equal to 100% of the award potential, the threshold is equal to 50% of target and the maximum is equal to 200% of target. The approved AIP formula for 2021 was based on performance measures and totals that would pay 100% of target for 100% achievement of the approved goals. Actual AIP awards for 2021 are shown in the Summary Compensation Table.
(2)    Amounts reflect the threshold, target, and maximum payment levels, respectively, which are denominated in dollars, if an award payout is achieved under the Company’s 2021 TSR awards. The 2021 TSR awards are subject to a three-year performance period from January 1, 2021 to December 31, 2023. The potential payments are based on achievement of specific approved performance as further described above in “Compensation Discussion and Analysis - Long-Term Incentive Program - Relative Total Shareholder Return (TSR) Award Component.” TSR awards are completely at-risk compensation and payments, if any, are made in cash after the end of the performance period. The target amount shown is the grant date fair value.
(3)    Amounts reflect the number of RSUs granted in 2021 to the NEOs. RSUs granted to NEOs vest in one-third annual installments on the first, second and third anniversaries of the grant date. The number of shares underlying the RSU awards granted on March 4, 2021 were determined based on $58.28, the closing price of Vectrus common stock on March 4, 2021. During the restriction period, holders of RSUs do not have voting rights.
(4)    Stock options were not granted in 2021.
(5)    Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for equity awards granted to the NEOs in 2021.

SPECIAL COMPENSATION ARRANGEMENTS
Charles L. Prow Employment and Other Matters
On November 30, 2016, Vectrus and Charles L. Prow entered into an employment letter (the Prow Employment Letter) setting forth the terms and conditions of his employment as President and Chief Executive Officer of the Company. The material terms of the Prow Employment Letter are set forth below.
1.Compensation and Benefits.
a.Annual Base Salary. Mr. Prow’s initial base salary was $600,000.
b.2017 Target Annual Incentive. Mr. Prow is eligible to participate in the Company’s Annual Incentive Plan with a target award of 100% of his annual base salary, starting in 2017.
c.Long-Term Incentives. Mr. Prow is eligible for annual long-term incentive awards with an aggregate long-term incentive target for 2017 of $900,000 under the Company’s Long-Term Incentive Program, subject to approval by the Compensation Committee. It was anticipated that fifty percent (50%) of his 2017 long-term incentive award would be in the form of a cash incentive opportunity tied to relative total shareholder return; thirty percent (30%) would be in the form of time-vesting RSUs; and twenty percent (20%) would be in the form of time-vesting non-qualified stock options. In addition, as a one-time incentive, on December 8, 2016, he received a special RSU grant valued at $600,000 with annual vesting over three years.
d.Other Benefit Programs. Mr. Prow is eligible to participate in the Company’s compensation and benefit plans, policies and arrangements that are applicable to other executives, including the Company’s Senior Executive Severance Pay Plan and Special Senior Executive Severance Pay Plan. Mr. Prow is an at-will employee.
Susan L. Deagle Employment Letter
On March 13, 2017, Vectrus and Ms. Deagle entered into an employment letter (the Deagle Employment Letter) setting forth the terms and conditions of her employment as Senior Vice President and Chief Growth Officer of the Company. Ms. Deagle joined the Company on May 1, 2017. The material terms of the Deagle Employment Letter are set forth below.
1.Compensation and Benefits.
a.Annual Base Salary. Ms. Deagle’s initial base salary was $300,019.
b.Cash Sign-on Payment. Ms. Deagle received a cash sign-on payment (for equity that she forfeited at her then-current employer) of $75,000, subject to repayment (net of taxes) if Ms. Deagle voluntarily terminated her employment within one year of her start date.
c.2017 Target Annual Incentive. Ms. Deagle is eligible to participate in the Company’s Annual Incentive Plan. She was eligible for a target award of 50% of her annual base salary in 2017, and the award was prorated based on the number of months worked in 2017.
d.Long-Term Incentives. Ms. Deagle is eligible to participate in the Company’s Long-Term Incentive Program, subject to approval of her awards by the Compensation Committee. For 2017, she was recommended for a total target award of $250,000, comprised of 50% in the form of a cash target related to relative total shareholder return (subject to a three-year performance period beginning January 1, 2017 through December 31, 2019), 20% in non-qualified stock options and 30% in RSUs. The options and RSUs will vest in one-third installments on the first, second and third anniversaries of the grant date.
e.Other Benefit Programs. Ms. Deagle is eligible to participate in the Company’s benefit plans that are applicable to other employees.
David A. Hathaway Employment Letter and Other Matters
On September 4, 2017, Vectrus and Mr. Hathaway (currently our Senior Vice President, Programs) entered into an employment letter (the Hathaway Employment Letter) setting forth the terms and conditions of his employment as Senior Vice President, Information Technology & Network Communications Services of the Company. Mr. Hathaway joined the Company on October 10, 2017. The material terms of the Hathaway Employment Letter are set forth below.
1.Compensation and Benefits.
a.Annual Base Salary. Mr. Hathaway’s initial base salary was $365,019.
b.Cash Sign-on Payment. Mr. Hathaway was eligible for and paid a cash sign-on payment of $130,000 as recognition of the annual bonus forfeited from his previous employer, subject to repayment (net of taxes) if Mr. Hathaway voluntarily terminated his employment within one year of his start date.

c.Restricted Stock Units. Mr. Hathaway received an award of RSUs valued at $60,000, which was intended to replace equity at his then-current employer, which was scheduled to vest in 2018. The RSUs were granted five business days following his date of hire and will vest in one-third annual installments on the first, second and third anniversaries of the grant date.
d.2017 Target Annual Incentive. Mr. Hathaway is eligible to participate in the Company’s Annual Incentive Plan. He was eligible for a target award of 55% of his annual base salary for 2017 and the award was prorated based on the number of months worked in 2017.
e.Additional Cash Payment. Mr. Hathaway received a lump sum payment of $50,000 structured over a two-year period. $25,000 was paid within one month of his date of hire and the remaining $25,000 was paid on or about his one year anniversary with the Company. The payment was subject to repayment (net of taxes) if Mr. Hathaway voluntarily terminated his employment within one year of his start date.
f.Long-Term Incentives. Mr. Hathaway is eligible to participate in the Company’s Long-Term Incentive Program, subject to approval of his awards by the Compensation Committee. For 2017, he was recommended for a total target award of $250,000, comprised of 50% in the form of a cash target related to relative total shareholder return (subject to a three-year performance period beginning January 1, 2017 through December 31, 2019), 20% in non-qualified stock options and 30% in RSUs. The options and RSUs will vest in one-third installments on the first, second and third anniversaries of the grant date.
g.Benefit Programs. Mr. Hathaway is eligible to participate in the Company’s benefit plans that are applicable to other employees.
Kevin T. Boyle Employment Letter and Other Matters
On October 3, 2018, Vectrus and Mr. Boyle entered into an employment letter (the Boyle Employment Letter) setting forth the terms and conditions of his employment as Senior Vice President, Chief Legal Officer and General Counsel of the Company. Mr. Boyle joined the Company on October 15, 2018. The material terms of the Boyle Employment Letter are set forth below.
1.Compensation and Benefits.
a.Annual Base Salary. Mr. Boyle’s initial base salary was $365,019.
b.2018 Target Annual Incentive. Mr. Boyle is eligible to participate in the Company’s Annual Incentive Plan. He was eligible for a target award of 55% of his annual base salary for 2018 and the award was prorated based on the number of months worked in 2018.
c.Long-Term Incentives. Mr. Boyle is eligible to participate in the Company’s Long-Term Incentive Program, subject to approval of his awards by the Compensation Committee. For 2018, he was recommended for a total target award of $250,000, comprised of 50% in the form of a cash target based on the Company’s relative total shareholder return performance (subject to a three-year performance period beginning January 1, 2018 through December 31, 2020) and 50% in the form of restricted stock units that will vest in one third-installments on the first, second and third anniversaries of the grant date.
d.Benefit Programs. Mr. Boyle is eligible to participate in the Company’s benefit plans that are applicable to other employees.
Susan D. Lynch Employment Letter and Other Matters
On July 7, 2019, Vectrus and Ms. Lynch entered into an employment letter (the Lynch Employment Letter) setting forth the terms and conditions of her employment. Ms. Lynch was appointed Senior Vice President and Chief Financial Officer of the Company effective August 8, 2019. The material terms of the Lynch Employment Letter are set forth below.
1.Compensation and Benefits.
a.Annual Base Salary. Ms. Lynch’s initial base salary was $430,019.
b.2019 Target Annual Incentive. Ms. Lynch is eligible to participate in the Company’s Annual Incentive Plan. She was eligible for a target award of 65% of her annual base salary for 2019 and the award was prorated based on the number of months worked in 2019.
c.Long-Term Incentives. Ms. Lynch is eligible to participate in the Company’s Long-Term Incentive Program, subject to approval of her awards by the Compensation Committee. For 2019, she was recommended for a total target award of $450,000, comprised of 50% in the form of a cash target based on the Company’s relative total shareholder return performance (subject to a three-year performance period beginning January 1, 2019 through December 31, 2021) and 50% in the form of restricted stock units that will vest in one third-installments on the first, second and third anniversaries of the grant date.

d.Benefit Programs. Ms. Lynch is eligible to participate in the Company’s benefit plans that are applicable to other employees.
Kenneth W. Shreves Employment Letter and Other Matters
On October 1, 2017, Vectrus and Mr. Shreves entered into an employment letter (the Shreves Employment Letter) setting forth the terms and conditions of his employment as Vice President, Business Development for Facilities of the Company. Mr. Shreves joined the Company on October 23, 2017. The material terms of the Shreves Employment Letter are set forth below.
1.Compensation and Benefits.
a.Annual Base Salary. Mr. Shreves initial base salary was $250,016.
b.2017 Target Annual Incentive. Mr. Shreves is eligible to participate in the Company’s Annual Incentive Plan. He was eligible for a target award of 40% of his annual base salary in 2017, and the award was prorated based on the number of months worked in 2017.
c.Long-Term Incentives. Mr. Shreves is eligible to participate in the Company’s Long-Term Incentive Program, subject to approval of his awards by the Compensation Committee. For 2018, he was recommended for a total target award of $145,000, comprised of 50% in the form of a cash target related to relative total shareholder return (subject to a three-year performance period beginning January 1, 2018 through December 31, 2020) and 50% in RSUs. The RSUs will vest in one-third installments on the first, second and third anniversaries of the grant date.
d.Other Benefit Programs. Mr. Shreves is eligible to participate in the Company’s benefit plans that are applicable to other employees.

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR END
The following table sets forth summary information regarding the outstanding equity awards held by our NEOs at December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Charles L. Prow	3/3/2017	21,898	—	21.98	3/3/2027	—	—
	3/4/2019	—	—	—	—	9,613	439,987
	3/5/2020	—	—	—	—	11,938	546,402
	3/4/2021	—	—	—	—	18,016	824,592
Susan D. Lynch	8/8/2019	—	—	—	—	1,725	78,953
	3/5/2020	—	—	—	—	2,827	129,392
	3/4/2021	—	—	—	—	3,861	176,718
Susan L. Deagle	5/8/2017	5,618	—	26.05	5/8/2027	—	—
	3/4/2019	—	—	—	—	1,502	68,747
	3/5/2020	—	—	—	—	2,199	100,648
	3/4/2021	—	—	—	—	3,346	153,146
David A. Hathaway (3)	-	—	—	—	—	—	—
	-	—	—	—	—	—	—
	-	—	—	—	—	—	—
Kevin T. Boyle	3/4/2019	—	—	—	—	1,502	68,747
	3/5/2020	—	—	—	—	1,885	86,276
	3/4/2021	—	—	—	—	2,788	127,607
Kenneth W. Shreves	3/4/2019	—	—	—	—	961	43,985
	3/5/2020	—	—	—	—	942	43,115
	3/4/2021	—	—	—	—	2,145	98,177
(1)    These awards vest in one-third annual installments on the applicable anniversaries of the grant date.
(2)    Reflects the Company’s closing stock price of $45.77 per share on December 31, 2021.
(3)    Mr. Hathaway’s employment with the Company ended on September 3, 2021.

RESTRICTED UNIT VESTING SCHEDULE
Generally, RSUs vest on the applicable anniversary of the grant date. Except as otherwise noted, RSUs vest in one-third annual installments on the first, second and third anniversaries of the grant date.

Name	Grant Date	Vesting Schedule (#)
		2022	2023	2024
Charles L. Prow	3/4/2019	9,613
	3/5/2020	5,969	5,969
	3/4/2021	6,006	6,005	6,005
Susan D. Lynch	8/8/2019	1,725
	3/5/2020	1,414	1,413
	3/4/2021	1,287	1,287	1,287
Susan L. Deagle	3/4/2019	1,502
	3/5/2020	1,100	1,099
	3/4/2021	1,116	1,115	1,115
David A. Hathaway (1)	-	—
	-	—	—
	-	—	—	—
Kevin T. Boyle	3/4/2019	1,502
	3/5/2020	943	942
	3/4/2021	930	929	929
Kenneth W. Shreves	3/4/2019	961
	3/5/2020	471	471
	3/4/2021	715	715	715
(1)     Mr. Hathaway’s employment with the Company ended on September 3, 2021.

OPTION EXERCISES AND STOCK VESTED
The following table summarizes the option exercises and vesting of RSUs for each of our NEOs in 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Charles L. Prow	—	—	23,514	1,385,618
Susan D. Lynch	—	—	3,139	162,536
Susan L. Deagle	—	—	3,841	226,360
David A. Hathaway	4,026	61,000	3,841	226,360
Kevin T. Boyle	—	—	3,893	215,299
Kenneth W. Shreves	—	—	4,800	266,988
(1)    Represents the difference between the market price of a share of Vectrus common stock on the date of exercise, and the exercise price per share, multiplied by the number of shares acquired upon exercise.
(2)    The aggregate value realized on the date of vesting of the RSUs is based on the average of high and low prices of Vectrus common stock on the date of vesting, multiplied by the number of shares acquired upon vesting. The value realized for these NEOs is based on $58.75 per share on the vesting date of March 4, 2021, $59.05 per share on the vesting date of March 5, 2021, $52.89 per share on the vesting date of June 13, 2021, $45.82 per share on the vesting date of August 8, 2021 and $49.29 per share on the vesting date of October 22, 2021 as calculated below.
PENSION BENEFITS
Vectrus has not adopted a pension plan and does not provide pension benefits to NEOs.

NON-QUALIFIED DEFERRED COMPENSATION FOR 2021
Excess Savings Plan
The Vectrus Systems Corporation Excess Savings Plan provides our key employees with an opportunity to earn retirement savings benefits in excess of the retirement benefits they may contribute under our 401(k) Plan. Section 415 of the Code limits the amount of compensation that can be used to determine employee and employer contribution amounts ($290,000 in 2021) to the 401(k) Plan. The benefit that is provided to an employee under an excess benefit plan generally amounts to the difference between what the employee would have received under the employer’s qualified retirement plan without applying the Section 415 limitations and what the employee actually receives under the qualified retirement plan.
The Vectrus Systems Corporation Excess Savings Plan is a non-qualified unfunded savings plan. All balances under this plan are maintained on the books of Vectrus. Vectrus contributes to the participant’s excess savings account at 4% of eligible base compensation. Participant investment earnings are based on the Guaranteed Income Fund - Stable Value Fund in the Vectrus 401(k) Plan. Benefits will be paid to the NEO in a lump sum in the seventh month following the last day worked by such NEO.
Non-Qualified Deferred Compensation Plan
In February 2021, the Company offered a new voluntary Non-Qualified Deferred Compensation Plan to employees based on select eligibility criteria. The Vectrus Systems Corporation Non-Qualified Deferred Compensation Plan allows employees to defer and invest a portion of their compensation for retirement and other life events.
Each year, employees are eligible to defer up to 70% of their eligible salary and/or incentive plan compensation. Employee deferrals and associated earnings are 100% vested at all times. Employees may designate an in-service distribution date on their compensation deferrals. In addition, employees may designate either a lump sum payment or annual installments on their compensation deferrals following their retirement from the Company.
In the event the employee separates from service prior to an in-service distribution date and does not qualify for retirement, their account balance will be distributed as a lump sum payment six months following the last day worked.
The following table shows the activity within the Non-Qualified Deferred Compensation Plans for the NEOs for 2021.

Name	Executive Contributions in Last FY ($) (a) (1)	Registrant Contributions in Last FY ($) (b) (2)	Aggregate Earnings in Last FY ($) (c)	Aggregate Withdrawals/ Distributions ($) (d)	Aggregate Balance at Last FYE ($) (e) (3)
Charles L. Prow	56,554	18,985	3,960	—	144,168
Susan D. Lynch	—	5,939	115	—	11,869
Susan L. Deagle	—	4,708	177	—	14,645
David A. Hathaway	12,996	315	1,019	—	26,249
Kevin T. Boyle	7,228	4,007	626	—	18,828
Kenneth W. Shreves	—	1,617	19	—	2,701
(1)    The amounts in this column are also included in the Summary Compensation Table.
(2)    The amounts in this column are also included in the Summary Compensation Table and in the All Other Compensation Table as Excess Savings Plan Contributions.
(3)    The following amounts of the aggregate balance from the table were reported in previous summary compensation tables: Mr. Prow - $64,669, Ms. Lynch - $5,815, Ms. Deagle - $9,760, Mr. Hathaway - $11,919 and Mr. Boyle - $6,967.
Payments Upon Termination or Change in Control
In this section, we discuss the compensation payable (including accelerated vesting of equity awards) in the event of a change in control and employment termination under several different circumstances, including voluntary termination, termination for cause, death, disability, termination without cause and termination in connection with a change in control.
The amounts shown in the Potential Post-Employment Compensation table are estimates, assuming the triggering event occurred on December 31, 2021. Values attributed to accelerated vesting of equity-based awards are based on Vectrus’ closing stock price on December 31, 2021, which was $45.77.

Payments and Benefits provided Generally to Salaried Employees
The amounts shown in the table below do not include payments and benefits to the extent these payments and benefits are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:
•Accrued salary and paid time off; and
•Amounts currently vested under the Vectrus Excess Savings Plan.
No perquisites are provided to the NEOs upon a change in control or in any of the post-employment circumstances shown in the table below.
SEVERANCE AND CHANGE IN CONTROL
Senior Executive Severance Pay Plan
The purpose of this plan is to provide a period of transition for senior executives. Senior executives who are U.S. citizens or who are employed in the United States are covered by this plan. The plan generally provides for severance payments if Vectrus terminates a senior executive’s employment without cause. The amount of severance pay under this plan depends on the executive’s base salary (and, in the case of Mr. Prow, target annual incentive opportunity) and years of service. The severance benefit begins at 12 months of pay for less than four years of service and increases to 18 months of pay for service of nine years or more. The executives are also eligible to continue receiving subsidized health and welfare benefits during the severance payment period. Vectrus considers these severance pay provisions appropriate given the job responsibilities and competitive market in which senior executives function. Vectrus’ obligation to continue severance payments stops if the executive does not comply with the Vectrus Code of Conduct or applicable Vectrus Corporate Policies. Vectrus considers this cessation provision to be critical to Vectrus’ emphasis on ethical behavior. Vectrus’ obligation to continue severance payments also ends if the executive engages in any activity inimical to the best interests of Vectrus, disparages Vectrus, induces employees to leave Vectrus without our consent or does not comply with non-competition provisions of this plan. These provisions protect the integrity of our business and are consistent with typical business arrangements. If a covered executive receives or is entitled to receive other severance or similar compensation under another Vectrus plan or agreement or under applicable law, the amount of that other compensation will reduce amounts otherwise payable under this plan, to the extent such offsetting would not violate Code Section 409A. The severance is paid in equal installments over the applicable severance period.
The exceptions to severance payments are:
•the executive terminates his or her own employment;
•the executive’s employment is terminated for cause, death or disability; or
•the executive accepts employment or refuses comparable employment with a purchaser in a divestiture situation.
Assuming a termination by Vectrus without cause on December 31, 2021, Mr. Prow would have been entitled to 14 months of severance, Ms. Deagle and Mr. Shreves would have been entitled to 13 months of severance, and Ms. Lynch and Mr. Boyle would have been entitled to 12 months of severance.
Special Senior Executive Pay Plan
The purpose of this plan is to provide compensation in the case of termination of employment in connection with an Acceleration Event (as defined below). The provisions of this plan are specifically designed to address the inability of senior executives to influence the Company’s future performance after certain change in control events. The plan is structured to encourage executives to act in the best interests of shareholders without regard to the potential impact a change in control transaction might have with respect to his or her employment by providing severance protections for terminations that arise in connection with a change in control transaction. The following describes the terms of the plan as in effect on December 31, 2021.
The purposes of these provisions are to:
•provide for continuing cohesive operations as executives evaluate a transaction, which, without change in control protection, could be personally adverse to the executive;
•keep executives focused on preserving value for shareholders;
•retain key talent in the face of potential transactions; and
•attract talented employees in the competitive marketplace.
As discussed above, this plan provides severance benefits for covered executives, including the NEOs, if their employment is terminated (i) by the Company without cause within two years after a change in control transaction or prior to a change in control transaction if the termination occurs after public announcement of the transaction (provided the transaction is consummated) or the termination is at the request of a party to the transaction, or (ii) where the covered executive terminates his or her employment for good reason (including a termination due to death or disability if at the time of such termination the executive could have resigned for good reason) within two years after a change in control transaction.
This plan provides four tiers of benefits for covered executives, based on their position within the Company and the criticality of their role in a change in control transaction. The Compensation Committee, working in concert with the independent Compensation Consultant, considered four tiers of benefits appropriate based on the relative ability of each tier of employee to influence future Company performance. In the event of a covered termination under this plan on December 31, 2021, the executive would have been entitled to:
•any accrued but unpaid base salary and paid time off, any earned but unpaid bonus (AIP payment) relating to the preceding year, unreimbursed expenses and any amounts to which the executive is entitled under applicable employee benefit plans;
•two and a half (2.5) (in the case of Mr. Prow), two (2.0) (in the case of Mses. Lynch and Deagle and Mr. Boyle) and one and a half (1.5) (in the case of Mr. Shreves) times the executive’s annual base salary and target annual incentive opportunity at the time of the termination, paid in equal installments; and
•continuation of health insurance benefits at the same levels for the length of the COBRA continuation period.
If payments triggered by a change in control transaction would constitute excess parachute payments for purposes of Code Section 280G, then either: (1) payments would be reduced by the amount needed to avoid triggering Code Section 280G, or (2) no reduction of payments would occur, depending on which alternative leaves the executive in a better after-tax position.
As of December 31, 2021, Mr. Prow is covered at the Tier 1 level of benefits of 2.5 times, Mses. Lynch and Deagle and Mr. Boyle are covered at the Tier 2 level of benefits of 2.0 times, and Mr. Shreves is covered at the Tier 3 level of benefits of 1.5 times.
Effect of Change in Control and Termination of Employment on Annual Incentive Awards, the Excess Savings Plan and the Non-Qualified Deferred Compensation Plan
Annual Incentive Awards. Under the AIP, upon a change in control, the AIP awards for the year of the change in control would be paid at the greater of “target” or actual achievement as of the date of the change in control event. Since the 2021 AIP awards would have been earned as of December 31, 2021 based on continued employment through such date, and actual performance exceeded target, we have not reflected the 2021 AIP awards in the table below. The NEO’s AIP awards for 2021, including the target opportunities and the actual amounts earned, are discussed above. Effective January 1, 2022, the NEO's annual incentive awards will be issued under the Vectrus, Inc. 2014 Omnibus Incentive Plan.
Long-Term Incentive Awards. No outstanding long-term incentive awards accelerate solely upon a change in control transaction; however, vesting is accelerated in the event of certain termination of employment scenarios. Following is a description of how the awards are treated upon different termination events.
Stock Options. The stock options become fully vested upon termination due to death or disability. Upon termination due to retirement (termination at or after age 60 with at least 5 years of service, other than termination by the Company for cause or due to death or disability), a prorated portion of the option will continue to vest on the applicable vesting dates based on the number of full months of employment during the vesting period, and any remaining unvested portion will expire unless the option holder agrees to comply with the non-competition covenants contained in the stock option agreement, in which case the option will vest without proration on each subsequent vesting date as if employment had continued. If the option holder is not retirement eligible upon voluntary resignation or termination by the Company without cause, the unvested portions of the option expire immediately, except that if employment is terminated by the Company without cause or by the option holder for good reason within 24 months following a change in control transaction, the options become fully vested.
RSUs. The RSUs become fully vested upon termination due to death or disability. Upon termination due to retirement (termination at or after age 60 with at least 5 years of service, other than termination by the Company for cause or due to death or disability) or termination by the Company without cause, a prorated portion of the RSUs will continue to vest on the applicable vesting dates based on the number of full months of employment during the vesting period, and any remaining unvested portion will be forfeited unless the RSU holder agrees to comply with the non-competition covenants contained in the RSU agreement, in which case the RSUs will vest without proration on each subsequent vesting date as if employment had continued. If the RSU holder is not retirement eligible upon voluntary resignation, the unvested portions of the RSUs will be forfeited. If employment is terminated by the Company without cause or by the option holder for good reason within 24 months following a change in control transaction, the RSUs become fully vested.
TSR Awards. Upon termination due to death or disability, the TSR awards remain eligible to vest based on actual performance over the performance period (or as determined upon a change in control event as described below if such an event occurs during the performance period) as if the award holder had remained employed. Upon termination due to retirement (termination at or after age 60 with at least 5 years of service, other than termination by the Company for cause or due to death or disability) or termination by the Company without cause, a prorated portion of the TSR award will remain eligible to vest based on actual performance over the performance period (or as determined upon a change in control event as described below if such an event occurs during the performance period) as if employment had continued, and any remaining unvested portion will expire unless the termination was due to retirement and the award holder agrees to comply with the non-competition covenants contained in the TSR award agreement, in which case the portion of the award that vests will not be prorated. If the award holder is not retirement eligible upon voluntary resignation, the unvested portions of the award will be forfeited. If employment is terminated by the Company without cause or by the award holder for good reason within 24 months following a change in control transaction, the award becomes fully vested, with a prorated portion of the award determined by calculating the average performance over any completed and open performance periods (based on actual performance through the date of the change in control event) and the remainder based on assumed target performance.
Each of the NEOs has accepted the terms and conditions with respect to their awards, including restrictive covenants. Mr. Prow is retirement eligible (age 60 with 5 years of service) for purposes of his long-term incentive awards on December 31, 2021.
Vectrus Systems Corporation Excess Savings Plan. Payment of the NEOs’ accounts under this plan would be triggered by a change in control or a termination of employment or death of the NEO. The definition of change in control under this plan is consistent with the corresponding definition under Code Section 409A. Since there is no accelerated vesting or other enhancement of benefits under the plan, we have not disclosed the NEOs’ accounts in the table below. For information regarding this plan and the NEOs’ aggregate balances as of December 31, 2021, see the “Non-Qualified Deferred Compensation Plan” table above.
Vectrus Systems Corporation Non-Qualified Deferred Compensation Plan. Payment of the NEOs’ accounts under this plan would be triggered by a change in control or a termination of employment or death of the NEO. Since there is no accelerated vesting or other enhancement of benefits under the plan, we have not disclosed the NEOs’ accounts in the table below. For information regarding this plan and the NEOs’ aggregate balances as of December 31, 2021, see the “Non-Qualified Deferred Compensation Plan” table above.
Additional Information. The change in control and employment termination provisions in these plans and agreements are intended to provide protections in the context of change in control transaction and certain termination events so that the executives can focus on preserving value for shareholders when evaluating situations that, without these provisions, could be personally adverse to the executive. Except for the Vectrus Systems Corporation Excess Savings Plan, which defines a change in control by reference to the corresponding definition under Code Section 409A, as of December 31, 2021, change in control was defined as one of the following acceleration events (Acceleration Events) for purposes of these plans and agreements:
1.A report on Schedule 13D was filed with the SEC disclosing that any person, other than Vectrus or one of its subsidiaries or any employee benefit plan that is sponsored by Vectrus or a subsidiary, had become the beneficial owner of 30% or more of Vectrus’ outstanding stock;
2.A person other than Vectrus or one of its subsidiaries or any employee benefit plan that is sponsored by Vectrus or a subsidiary purchased Vectrus shares in connection with a tender or exchange offer, if after consummation of the offer the person purchasing the shares is the beneficial owner of 30% or more of Vectrus outstanding stock;
3.The consummation of:
a.any consolidation, business combination or merger of Vectrus other than a consolidation, business combination or merger in which the shareholders of Vectrus immediately prior to the merger would hold 50% or more of the combined voting power of Vectrus or the surviving corporation of the merger and would have the same proportionate ownership of common stock of the surviving corporation that they held in Vectrus immediately prior to the merger; or
b.any sale, lease, exchange or other transfer of all or substantially all of the assets of Vectrus;
4.A majority of the members of the Board of Directors of Vectrus changed within a 12-month period, unless the election or nomination for election of each of the new directors by Vectrus’ shareholders had been approved by two-thirds of the directors still in office who had been Directors at the beginning of the 12-month period or whose nomination for election or election was recommended or approved by a majority of directors who were directors at the beginning of the 12-month period; or
5.Any person other than Vectrus or one of its subsidiaries or any employee benefit plan sponsored by Vectrus or a subsidiary became the beneficial owner of 30% or more of Vectrus outstanding stock.
The Potential Post-Employment Compensation table on the following page provides additional information.

POTENTIAL POST-EMPLOYMENT COMPENSATION

Executive*	Resignation (a)($)	Termination for Cause (b)($)	Death (c)($)	Disability (d)($)	Termination Not For Cause (e)($)	Change in Control and Termination Not For Cause or With Good Reason (f)($)
Charles L. Prow
Severance (1)	0	0	0	0	1,893,953	4,059,457
2020 - 2022 TSR Award (2)	0	0	783,750	783,750	783,750	590,932
2021 - 2023 TSR Award (2)	0	0	787,500	787,500	787,500	700,035
Unvested RSUs (3)	0	0	1,810,981	1,810,981	1,810,981	1,810,981
Total	0	0	3,382,231	3,382,231	5,276,184	7,161,405
Susan D. Lynch
Severance (1)	0	0	0	0	453,559	1,525,386
2020 - 2022 TSR Award (2)	0	0	185,625	185,625	123,756	139,958
2021 - 2023 TSR Award (2)	0	0	168,750	168,750	56,244	150,008
Unvested RSUs (3)	0	0	385,063	385,063	119,002	385,063
Total	0	0	739,438	739,438	752,561	2,200,415
Susan L. Deagle
Severance (1)	0	0	0	0	451,561	1,367,047
2020 - 2022 TSR Award (2)	0	0	144,375	144,375	96,255	108,856
2021 - 2023 TSR Award (2)	0	0	146,250	146,250	48,745	130,007
Unvested RSUs (3)	0	0	322,541	322,541	127,515	322,541
Total	0	0	613,166	613,166	724,076	1,928,451
David A. Hathaway (4)
Severance (1)	0	0	0	0	0	0
2020 - 2022 TSR Award (2)	0	0	0	0	0	0
2021 - 2023 TSR Award (2)	0	0	0	0	0	0
Unvested RSUs (3)	0	0	0	0	0	0
Total	0	0	0	0	0	0
Kevin T. Boyle
Severance (1)	0	0	0	0	407,559	1,250,486
2020 - 2022 TSR Award (2)	0	0	123,750	123,750	82,504	93,305
2021 - 2023 TSR Award (2)	0	0	121,875	121,875	40,621	108,339
Unvested RSUs (3)	0	0	282,630	282,630	115,798	282,630
Total	0	0	528,255	528,255	646,482	1,734,760
Kenneth W. Shreves
Severance (1)	0	0	0	0	433,590	960,360
2020 - 2022 TSR Award (2)	0	0	61,875	61,875	41,252	46,653
2021 - 2023 TSR Award (2)	0	0	93,750	93,750	31,247	83,338
Unvested RSUs (3)	0	0	185,277	185,277	73,690	185,277
Total	0	0	340,902	340,902	579,779	1,275,628
(1)    Amounts shown in column (e) reflect the cash severance and estimated cost to Vectrus of the continuation of benefits under the Senior Executive Severance Pay Plan, which would have been as follows: Mr. Prow ($1,884,050 the combination of the CEO’s base salary and target annual incentive opportunity multiplied by the months of severance earned under the Plan and $9,903); Ms. Lynch ($441,000 and $12,559); Ms. Deagle ($444,167 and $7,394); Mr. Boyle ($395,000 and $12,559); and Mr. Shreves ($433,333 and $257). Amounts shown in column (f) reflect the cash severance and estimated cost to Vectrus of the continuation of benefits under the Special Senior Executive Severance Pay Plan, which would have been as follows: Mr. Prow ($4,037,250 and $22,207); Ms. Lynch ($1,499,400 and $25,986); Ms. Deagle ($1,353,000 and $14,047); Mr. Boyle ($1,224,500 and $25,986); and Mr. Shreves ($960,000 and $360).

(2)    Amounts shown in columns (c), (d) and (e) for the 2020-2022 TSR awards are based on actual performance for the years ended December 31, 2020, and December 31, 2021 and target performance (100%) for the remaining two measurement periods, with the amount in column (e) prorated to reflect the 2/3 of the performance period that would have been completed on December 31, 2021. Amounts in columns (c), (d) and (e) for the 2021-2023 TSR awards are based on actual performance for the year ended December 31, 2021, and target performance (100%) for the remaining three measurement periods, with the amount in column (e) prorated to reflect the 1/3 of the performance period that would have been completed on December 31, 2021. Amounts shown in column (f) for the 2020-2022 TSR awards were calculated in accordance with the award agreements by multiplying a prorated portion of the award (2/3) by an average payout factor based on actual performance results through December 31, 2021 and multiplying the remainder of the award (1/3) by a payout factor of 100%, reflecting target performance. Amounts shown in column (f) for the 2021-2023 TSR awards were calculated in accordance with the award agreements by multiplying a prorated portion of the award (1/3) by an average payout factor based on actual performance results through December 31, 2021, and multiplying the remainder of the award (2/3) by a payout factor of 100%, reflecting target performance. At December 31, 2021, Mr. Prow was eligible for retirement treatment (age 60 with 5 years of service) for purposes of his outstanding TSR awards.
(3)    Amounts shown in columns (c), (d) and (f) reflect the market value of unvested RSUs based on a $45.77 per share value, the closing price of Vectrus common stock on December 31, 2021. Amounts shown in column (e) reflect the prorated portion of the unvested RSUs based on the number of full months of employment between the grant date and December 31, 2021. At December 31, 2021, Mr. Prow was eligible for retirement treatment (age 60 with 5 years of service) for purposes of his outstanding RSUs.
(4)    Mr. Hathaway’s employment with the Company ended on September 3, 2021.
NON-MANAGEMENT DIRECTOR COMPENSATION
Non-Management Director compensation is determined by our Board of Directors with the assistance of the Nominating and Governance Committee and the Compensation Consultant. Non-Management Director compensation is reviewed on a periodic basis. In support of the Board’s review, Pay Governance compares Non-Management Director compensation components for Vectrus with director compensation components paid for a sample of aerospace and defense companies with revenue comparable to Vectrus’ revenue.
The total annual compensation level for each Vectrus Non-Management Director is $215,000, comprised of $85,000 in cash and $130,000 in RSUs for each full-year tenure. The full-year tenure runs from the date of the Annual Meeting of Shareholders to the day prior to the next Annual Meeting of Shareholders. Additional incremental pay for the full-year tenure includes a cash payment for the Audit Committee Chair in the amount of $20,000, and a cash payment of $17,500 for the Compensation Committee Chair, and $15,000 for each of the Nominating and Governance Committee Chair and the Strategy Committee Chair. The Non-Executive Chairman of the Board receives an additional $100,000, comprised of $50,000 in cash and $50,000 in RSUs for the full-year tenure. The incremental payments for the Committee Chairs and the Non-Executive Chairman were based on the significant responsibilities involved with these positions and reflect current competitive peer data provided to the Board by the Compensation Consultant.
On May 6, 2021, all of our Non-Management Directors received compensation for their service on the Board of Directors from May 6, 2021 to May 4, 2022. Mr. Prow, as a management director, received no director compensation. RSUs granted to Non-Management Directors vest in full on the business day immediately prior to the next Annual Meeting date. The grant date fair value of RSU awards is provided in footnote (2) to the table below.

The table below summarizes the compensation received by our Non-Management Directors for the year ended December 31, 2021.
Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Louis J. Giuliano (3)	135,000	180,006	315,006
Bradford J. Boston (4)	102,500	130,013	232,513
Mary L. Howell (5)	100,000	130,013	230,013
William F. Murdy	85,000	130,013	215,013
Melvin F. Parker	85,000	130,013	215,013
Eric M. Pillmore (6)	100,000	130,013	230,013
Stephen L. Waechter (7)	105,000	130,013	235,013
Phillip C. Widman	85,000	130,013	215,013
(1)    Consists of the following, as applicable: director annual cash retainer of $85,000 for 2021, incremental retainer for Committee chairs and the annual Non-Executive Chairman retainer.
(2)    Represents the aggregate grant date fair value of RSUs, computed in accordance with Accounting Standards Codification issued by the Financial Accounting Standards Board Topic 718, labeled “Compensation – Stock Compensation” (ASC Topic 718). The grant date fair value for RSUs was $51.86 per unit, the closing price of Vectrus stock on the grant date, which was May 6, 2021. The assumptions used in calculating these amounts are incorporated herein by reference to Note 16 to the Consolidated Financial Statements in the Company’s 2021 Annual Report on Form 10-K.
(3)    Mr. Giuliano received an incremental $50,000 cash retainer and $50,000 in RSUs for his service as the Non-Executive Chairman through May 4, 2022.
(4)    Mr. Boston received an incremental $10,000 cash retainer for his service as the Compensation Committee Chair through May 4, 2022.
(5)    Ms. Howell received an incremental $10,000 cash retainer for her service as the Strategy Committee Chair through May 4, 2022.
(6)    Mr. Pillmore received an incremental $10,000 cash retainer for his service as the Nominating and Governance Committee Chair through May 4, 2022.
(7)    Mr. Waechter received an incremental $15,000 cash retainer for his service as the Audit Committee Chair through May 4, 2022.
Restricted Stock Unit Awards Outstanding at 2021 Fiscal Year-End
The table below represents RSUs outstanding as of December 31, 2021 for our Non-Management Directors.

Name	Restricted Stock Unit Awards
Louis J. Giuliano	3,471
Bradford J. Boston	2,507
Mary L. Howell	2,507
William F. Murdy	2,507
Melvin F. Parker	2,507
Eric M. Pillmore	2,507
Stephen L. Waechter	2,507
Phillip C. Widman	2,507
All Vectrus Non-Management Directors were granted RSUs under the 2014 Plan on May 6, 2021. For the equity component of the annual retainer, the number of RSUs was determined by dividing $130,000 by $51.86, the closing price per share of Vectrus, Inc. common stock on the grant date. The resulting number of RSUs was rounded to 2,507, the nearest whole number of units. Mr. Giuliano received RSUs equal to $180,000 divided by $51.86, representing $130,000 for the equity component of the annual retainer plus $50,000 for the equity component of the annual Non-Executive Chairman fee. The resulting number of RSUs for Mr. Giuliano was rounded to 3,471, the nearest whole number of units.
Director Expenses
Vectrus reimburses Non-Management Directors for all business-related expenses they incur for travel to and from Board of Directors, Committee and shareholder meetings. The Company also reimburses costs related to educational programs and related subscriptions for directors and for other Company business-related expenses (including travel expenses of spouses if they are specifically invited to attend an event for appropriate business purposes). Director airfare is reimbursed at no greater than first-class travel rates.
Indemnification and Insurance
As permitted by its By-Laws, Vectrus indemnifies its directors to the full extent permitted by law and maintains insurance to protect the Directors from liabilities, including certain instances where it could not otherwise indemnify them.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Compensation Committee during 2021 were Messrs. Boston, Parker, Pillmore and Widman, with Mr. Boston serving as chair. No member of the Compensation Committee was, during the fiscal year, an officer or employee, or formerly an officer or employee, of Vectrus or involved in any related person transactions requiring disclosure in this Form 10-K/A.
No executive officer of Vectrus served as a:
•Member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on the Compensation Committee of Vectrus.
•Director of another entity, one of whose executive officers served on the Compensation Committee of Vectrus; or
•Member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director of Vectrus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Millions) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (Millions)
Equity Compensation Plans Approved by Security Holders	0.059 (1)	23.19 (2)	0.8 (3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	0.059	23.19	0.8
(1)    The weighted-average remaining contractual life of the total number of outstanding options was 3.63 years as disclosed in Note 16 to the Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K. Vectrus has RSU awards outstanding covering 0.245 million shares as of December 31, 2021. When added to the 0.059 million options outstanding, Vectrus has awards outstanding as of December 31, 2021 covering a total of 0.304 million shares.
(2)    The weighted-average exercise price pertains only to 0.059 million outstanding options and excludes outstanding RSUs.
(3)    As of December 31, 2021, the number of shares of common stock available for future issuance under the 2014 Plan with respect to options and RSU awards was approximately 0.8 million shares, which is included in the total above.
Security Ownership of Certain Beneficial Owners and Management
The following table shows, as of February 1, 2022, the beneficial ownership of Vectrus common stock and options exercisable within 60 days of that date by each director, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group, as well as each person known to us to beneficially own more than 5% of our outstanding common stock. In addition, we have provided information about ownership of options and RSUs that provides economic linkage to Vectrus common stock but does not represent actual beneficial ownership of shares. The number of shares beneficially owned by each Non-Management Director or executive officer has been determined under the rules of the SEC, which provide that beneficial ownership includes any shares as to which a person has the right to acquire beneficial ownership within 60 days through the exercise of any option or other right. Unless otherwise indicated, each Non-Management Director or executive officer has sole voting and dispositive power or shares those powers with his or her spouse.
Each person or entity has reported sole voting and investment power with respect to the shares beneficially owned by that person or entity, except as otherwise indicated. The percentages below for the beneficial owners holding more than 5% are based on the number of shares of our common stock issued and outstanding as of December 31, 2021. The information regarding persons owning more than 5% of our outstanding common stock is based solely on the most recent Schedule 13D or 13G filings with the SEC on behalf of such persons.
There were 11,738,546 shares of Vectrus common stock outstanding on February 1, 2022.

	Amount and Nature of Beneficial Ownership (1)				Additional Economic Linkage Information
Name and Address of Beneficial Owner	Shares Owned (2)	Right to Acquire (3)	Total Shares Beneficially Owned	Percent Beneficially Owned	Total RSUs	Total Unvested Options
5% Shareholders
Fidelity Management & Research Co. LLC (4)	1,557,168	—	1,557,168	13.3%	—	—
BlackRock (5)	960,517	—	960,517	8.2%	—	—
Dimensional Fund Advisors, Inc. (6)	641,067	—	641,067	5.5%	—	—
Polar Asset Management Partners, Inc. (7)	625,055	—	625,055	5.3%	—	—
The Vanguard Group, Inc. (8)	585,173	—	585,173	5.0%	—	—
Directors and Named Executive Officers (9)
Louis J. Giuliano	56,357	—	56,357	*	3,471	—
Bradford J. Boston	20,072	—	20,072	*	2,507	—
Mary L. Howell	23,812	—	23,812	*	2,507	—
William F. Murdy	21,072	—	21,072	*	2,507	—
Melvin F. Parker	9,070	—	9,070	*	2,507	—
Eric M. Pillmore	27,072	—	27,072	*	2,507	—
Stephen L. Waechter	29,072	—	29,072	*	2,507	—
Phillip C. Widman	30,072	—	30,072	*	2,507	—
Charles L. Prow	50,709	43,486	94,195	*	39,567	—
Susan D. Lynch	3,395	2,701	6,096	*	8,413	—
Susan L. Deagle	7,649	9,336	16,985	*	7,047	—
David A. Hathaway	8,313	—	8,313	*	—	—
Kevin T. Boyle	6,974	3,375	10,349	*	6,175	—
Kenneth W. Shreves	5,282	2,147	7,429	*	4,048	—
All executive officers and directors as a group (18 persons)	318,604	83,619	402,223	3.4%	96,407	—
* Less than 1% of the outstanding shares of common stock.
(1)    None of the directors or NEOs have pledged Vectrus shares as security.
(2)    Includes shares for which the named person has sole voting and investment power or shared voting and investment power with a spouse. Excludes shares that may be acquired through stock option exercises.
(3)    Includes stock options and RSUs. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 1, 2022 and RSUs that will become vested within 60 days of February 1, 2022 are deemed outstanding and beneficially owned by the person holding such options or RSUs for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.
(4)    As reported on a Schedule 13G/A filed on February 9, 2022, Fidelity Management & Research Co. LLC has sole voting power with respect to 244,995 shares of common stock, sole dispositive power with respect to 1,557,168 shares of common stock, and shared voting power and shared dispositive power with respect to 0 shares of common stock. The address for Fidelity Management & Research Co. LLC is 245 Summer Street, Boston, MA 02210.
(5)    As reported on a Schedule 13G/A filed on February 3, 2022, BlackRock has sole voting power with respect to 919,414 shares of common stock, sole dispositive power with respect to 960,517 shares of common stock, and shared voting power and shared dispositive power with respect to 0 shares of common stock. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.
(6)    As reported on a Schedule 13G/A filed on February 8, 2022, Dimensional Fund Advisors, Inc. has sole voting power with respect to 624,675 shares of common stock, sole dispositive power with respect to 641,067 shares of common stock, and shared voting power and shared dispositive power with respect to 0 shares of common stock. The address for Dimensional Fund Advisors, Inc. is 6300 Bee Cave Road, Building One, Austin, TX 78746.
(7)    As reported on a Schedule 13G filed on February 11, 2022, Polar Asset Management Partners, Inc. has sole voting power with respect to 625,055 shares of common stock, sole dispositive power with respect to 625,055 shares of common stock, and shared voting power and shared dispositive power with respect to 0 shares of common stock. The address for Polar Asset Management Partners, Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)    As reported on a Schedule 13G/A filed on February 10, 2022, The Vanguard Group, Inc. has sole voting power with respect to 0 shares of common stock, sole dispositive power with respect to 565,098 shares of common stock, shared voting power with respect to 12,984 shares of common stock, and shared dispositive power with respect to 20,075 shares of common stock. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.
(9)    The address of each of the Directors and NEOs listed is c/o Vectrus, Inc., 2424 Garden of the Gods Road, Ste. 300, Colorado Springs, CO 80919.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies for Approving Related Person Transactions
The Company and the Board have adopted formal written policies for evaluation of potential related person transactions, as that term is defined in the SEC’s rules for related person disclosure, which provide for review and pre-approval of transactions which may or are expected to exceed $120,000 involving Non-Management Directors, executive officers, beneficial owners of five percent or more of the Company’s common stock or other securities and any immediate family of such persons. The Company’s policy generally groups transactions with related persons into two categories: (1) transactions requiring the approval of the Nominating and Governance Committee and (2) certain transactions, including ordinary course transactions below established financial thresholds, that are deemed pre-approved by the Nominating and Governance Committee. In reviewing related person transactions that are not deemed pre-approved for approval or ratification, the Nominating and Governance Committee considers the relevant facts and circumstances, including:
•Whether terms or conditions of the transaction are generally available to third parties under similar terms or conditions;
•Levels of interest or benefit to the related person;
•Availability of alternative suppliers or customers; and
•Benefit to the Company.
The Nominating and Governance Committee is deemed to have pre-approved certain transactions identified in Item 404(a) of Regulation S-K that are not required to be disclosed even if the amount involved exceeds $120,000. In addition, any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director and/or beneficial owner of less than 10% of that company’s shares is deemed pre-approved; provided, however, that with respect to directors, if a director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, such transaction shall be reviewed by the Nominating and Governance Committee and not be considered appropriate for automatic pre-approval. Regardless of whether a transaction is deemed pre-approved, all transactions in any amount are required to be reported to the Nominating and Governance Committee. Subsequent to the adoption of the written procedures above, the Company has followed these procedures regarding all reportable related person transactions.
The Company’s Related Party Transaction Policy is posted on the Company’s website at: http://investors.vectrus.com/govdocs. A copy of the Related Party Transaction Policy will be provided, free of charge, to any shareholder upon request to the Corporate Secretary of Vectrus.
There were no related person transactions in 2021 that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Director Independence
The Company’s Corporate Governance Principles require that a majority of the Directors be independent directors. Additionally, the Company’s Non-Management Directors must meet the independence standards of the NYSE and the Company’s Corporate Governance Principles. The charters of the Audit, Compensation, and Nominating and Governance Committees require all members of those committees to be independent directors, in accordance with the rules of the NYSE. The Strategy Committee charter requires that a majority of the members of the Strategy Committee be independent directors in accordance with the rules of the NYSE.
Each year, the Company’s directors and executive officers complete questionnaires designed to elicit information about potential related person transactions. Additionally, directors and executive officers must promptly advise the Corporate Secretary if there are any changes to the information previously provided.
The Nominating and Governance Committee annually reviews and considers all relevant facts and circumstances with respect to the independence of each director prior to recommending selection as part of the slate of directors presented to the shareholders for election at the Company’s Annual Meeting of Shareholders. The Nominating and Governance Committee

reviews its recommendations with the full Board, which separately considers and evaluates the independence of directors standing for re-election using the standards described above.
The Board has considered whether there were any regular commercial sales and payments in the ordinary course of business to companies where any of the directors serve as an employee, executive officer or director, as well as whether there were any charitable contributions with respect to each of the Non-Management Directors. The Board determined that there were no such sales to Vectrus or purchases by Vectrus, other than de minimis amounts.
In no instance was a director a current employee, nor was an immediate family member of a director a current executive officer, of a company that has made payments to, or received payments from the Company for property or services in an amount which, in any of the last three fiscal years, exceeded the greater of $1 million, or 2% of each respective company’s consolidated gross revenues. The Board determined that there were no Company charitable contributions to any non-profit organizations affiliated with any of the Non-Management Directors. Accordingly, no contribution exceeded the greater of $1 million or 2% of the consolidated gross revenues of any non-profit organization. In addition, with respect to each Non-Management Director, Vectrus made no contribution of $120,000 or greater to any charitable or non-profit organization. The Board also considered that there were no contributions to any nonprofit organization, charity or private foundation over $10,000 requiring approval under the Company’s Charitable Contribution Conflict of Interest Policy for directors and senior management.
In affirmatively determining the independence of directors who serve on the Compensation Committee, the Board also considered other factors it considered relevant to determining whether any such director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, among other things, the source of compensation of each such director, including any consulting, advisory or other compensatory fees paid by the Company, and whether the director has an affiliate relationship with the Company, a subsidiary of the Company, or an affiliate of a subsidiary of the Company.
Based on its review, the Board of Directors has affirmatively determined, after considering all relevant facts and circumstances, that each of Messrs. Boston, Giuliano, Murdy, Parker, Pillmore, Waechter and Widman, and Ms. Howell is independent and none has a material relationship with the Company and that all Non-Management Directors, including all members of the Audit, Compensation, Nominating and Governance and Strategy Committees, meet NYSE corporate governance rules and independence standards for listed companies, which is also the independence standard for directors as set forth in the Company’s Corporate Governance Principles. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships, among others. Mr. Prow is the President and Chief Executive Officer of Vectrus and is not an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees
The Audit Committee has appointed Deloitte & Touche, LLP as our independent registered public accounting firm for 2022. Deloitte has served as the Company’s independent auditors since 2013. For the year ended December 31, 2021, we paid Deloitte fees totaling $1,689,180 which are categorized below. Aggregate fees billed to us represent fees billed by the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates.

	Fiscal Year Ended
	2021 ($)	2020 ($)
Audit Fees (1)	1,647,285	1,264,222
Audit-Related Fees (2)	40,000	40,000
Tax Fees (3)	N/A	N/A
All Other Fees (4)	1,895	1,895
Total	1,689,180	1,306,117
(1)    Fees for audit services billed in 2021 and 2020 consisted of:
•Audit of our annual consolidated financial statements;
•Audit of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002;
•Reviews of our quarterly financial statements; and
(2)    Fees for audit-related services billed in 2021 and 2020.
•Performance of agreed-upon procedures relating to the proxy statement and annual incentive program.
(3)    No fees were billed to Vectrus for tax services performed in 2021 and 2020.
(4)    All Other Fees:
•Subscription based services for 2021 and 2020.
Pre-Approval of Audit and Non-Audit Services
The Audit Committee pre-approves audit and permitted non-audit services provided by Deloitte. The Audit Committee has also adopted a policy on pre-approval of permitted audit related and non-audit services provided by Deloitte and permitted certain non-audit services provided by outside internal audit service providers. The purpose of the policy is to identify thresholds for services, project amounts and circumstances where Deloitte and any outside internal audit service providers may perform permitted non-audit services. A second level of review and approval by the Audit Committee is required when such permitted non-audit services, project amounts, or circumstances exceed specified amounts. The policy and its implementation are reviewed and reaffirmed on a regular basis to assure conformance with applicable rules.
The Audit Committee has determined that, where practical, all permitted audit-related and non-audit services shall first be placed for competitive bid prior to selection of a service provider. Management may select the party deemed best suited for the particular engagement, which may or may not be Deloitte
Providers other than Deloitte shall be preferred in the selection process for permitted audit-related and non-audit service-related work. The Audit Committee has approved specific categories of audit, audit-related and tax services incremental to the normal auditing function, which Deloitte may provide without further Audit Committee pre-approval. These categories include, among others, the following:
1.Professional services rendered for the audits of our consolidated financial statements, statutory audits, reviews of our quarterly consolidated financial statements and assistance with review of documents filed with the SEC. Due diligence, closing balance sheet audit services, purchase price dispute support and other services related to mergers, acquisitions and divestitures;
2.Employee benefit plan independent audits and preparation of tax returns for our defined contribution, defined benefit and health and welfare benefit plans, and preparation of the associated tax returns;
3.Tax compliance and certain tax planning; and
4.Accounting consultations and support related to new or existing accounting standards.
The Audit Committee has also approved specific categories of audit-related services, including the assessment and review of internal controls and the effectiveness of those controls, which outside internal audit service providers may provide without further approval.

If fees for any pre-approved non-audit services provided by either Deloitte or any outside internal audit service provider exceed a pre-determined threshold during any calendar year, any additional proposed non-audit services provided by that service provider must be submitted for second-level approval by the Audit Committee. Other audit, audit-related and tax services which have not been pre-approved are subject to specific prior approval. The Audit Committee reviews the fees paid or committed to Deloitte on at least a quarterly basis.
We may not engage Deloitte to provide the services described below:
1.Bookkeeping or other services related to the accounting records or financial statements of the Company;
2.Financial information systems design and implementation;
3.Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
4.Actuarial services;
5.Internal audit outsourcing services;
6.Management functions or human resources services;
7.Broker-dealer, investment adviser or investment banking services; or
8.Legal services and other expert services unrelated to the audit.
Employees of Deloitte who are senior manager level or above, including lead or concurring partners or other significant audit partners and who have been involved with us in the independent audit, may not be employed by us in any capacity for a period of two years after the termination of their activities on our account.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report:
(2) Exhibits

2.1
Share Purchase Agreement, dated as of December 28, 2020, among Vectrus Systems Corporation, Zenetex LLC, ZTX Holdings, LLC, and the persons named on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 29, 2020)

3.1	Amended and Restated Articles of Incorporation of Vectrus, Inc. (incorporated by reference to Exhibit 3.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 22, 2019)
3.2	Amended and Restated By-laws of Vectrus, Inc. (incorporated by reference to Exhibit 3.2 to Vectrus, Inc.’s Current Report on Form 8-K filed on May 22, 2019)
4.1	Description of the Company's securities (incorporated by reference to Exhibit 4.1 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)
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
10.27
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of February 24, 2021 (incorporated by reference to Exhibit 10.27 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)*

10.28
Vectrus, Inc. Senior Executive Severance Pay Plan, as Amended and Restated as of November 9, 2016 (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.'s Current Report on Form 8-K filed on November 10, 2016)*

10.29
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Award Agreement - Non-Management Director (Stock Settled) (incorporated by reference to Exhibit 10.20 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.30
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (incorporated by reference to Exhibit 10.21 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.31
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Unit Agreement - General Grant - Cash Settled (incorporated by reference to Exhibit 10.22 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.32
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (incorporated by reference to Exhibit 10.23 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.33
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - 2013 TSR Replacement Grant - Stock Settled (incorporated by reference to Exhibit 10.24 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

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

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)
23	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)
31.1
Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)

31.2
Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference. (incorporated by reference to Exhibit 32.1 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.(incorporated by reference to Exhibit 32.2 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)

101	The following materials from Vectrus, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #
* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed as an exhibit herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.
a.Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements filed as part of this report.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTRUS, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: April 5, 2022