Form 10-Q
period 2022-04-01
Vectrus, Inc.
filed 2022-05-10
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
or
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
As of May 6, 2022, there were 11,826,663 shares of common stock ($0.01 par value per share) outstanding.

VECTRUS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 1,	April 2,
(In thousands, except per share data)	2022	2021
Revenue	$456,471	$434,004
Cost of revenue	419,275	393,648
Selling, general, and administrative expenses	31,959	23,823
Operating income	5,237	16,533
Interest expense, net	(1,681)	(1,932)
Income from operations before income taxes	3,556	14,601
Income tax expense	701	2,553
Net income	$2,855	$12,048

Earnings per share
Basic	$0.24	$1.03
Diluted	$0.24	$1.02
Weighted average common shares outstanding - basic	11,759	11,648
Weighted average common shares outstanding - diluted	11,902	11,827
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2022	2021
Net income	$2,855	$12,048
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	439	295
Net change in fair value of foreign currency forward contracts	30	(396)
Tax (expense) benefit	(95)	24
Net change in derivative instruments	374	(77)
Foreign currency translation adjustments, net of tax	(616)	(2,356)
Other comprehensive income (loss) net of tax	(242)	(2,433)
Total comprehensive income	$2,613	$9,615

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 1,	December 31,
(In thousands, except per share information)	2022	2021
Assets
Current assets
Cash and cash equivalents	$22,999	$38,513
Receivables	377,571	348,605
Prepaid expenses	25,923	21,160
Other current assets	11,083	15,062
Total current assets	437,576	423,340
Property, plant, and equipment, net	24,049	23,758
Goodwill	321,734	321,734
Intangible assets, net	64,281	66,582
Right-of-use assets	42,074	43,651
Other non-current assets	9,876	10,394
Total non-current assets	462,014	466,119
Total Assets	$899,590	$889,459
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$234,713	$212,533
Compensation and other employee benefits	59,059	80,284
Short-term debt	10,400	10,400
Other accrued liabilities	55,421	55,031
Total current liabilities	359,593	358,248
Long-term debt, net	108,392	94,246
Deferred tax liability	32,620	32,214
Operating lease liability	33,167	34,536
Other non-current liabilities	11,643	20,128
Total non-current liabilities	185,822	181,124
Total liabilities	545,415	539,372
Commitments and contingencies (Note 10)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000 shares authorized; 11,805 and 11,738 shares issued and outstanding as of April 1, 2022 and December 31, 2021, respectively	118	117
Additional paid in capital	89,590	88,116
Retained earnings	270,609	267,754
Accumulated other comprehensive loss	(6,142)	(5,900)
Total shareholders' equity	354,175	350,087
Total Liabilities and Shareholders' Equity	$899,590	$889,459
The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2022	2021
Operating activities
Net income	$2,855	$12,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,591	1,548
Amortization of intangible assets	2,301	2,450
(Gain) Loss on disposal of property, plant, and equipment	(16)	43
Stock-based compensation	2,558	2,622
Amortization of debt issuance costs	204	232
Changes in assets and liabilities:
Receivables	(29,898)	(46,544)
Prepaid expenses	(4,849)	(3,137)
Other assets	4,520	(648)
Accounts payable	22,693	42,054
Deferred taxes	—	2,716
Compensation and other employee benefits	(21,138)	(22,818)
Other liabilities	(7,202)	(12,295)
Net cash used in operating activities	(26,381)	(21,729)
Investing activities
Purchases of capital assets	(2,195)	(2,611)
Proceeds from the disposition of assets	17	—
Net cash used in investing activities	(2,178)	(2,611)
Financing activities
Repayments of long-term debt	(2,600)	(2,000)
Proceeds from revolver	217,000	110,000
Repayments of revolver	(200,000)	(110,000)
Proceeds from exercise of stock options	—	113
Payment of debt issuance costs	(458)	—
Payments of employee withholding taxes on share-based compensation	(1,626)	(2,184)
Net cash provided by (used in) financing activities	12,316	(4,071)
Exchange rate effect on cash	729	(191)
Net change in cash, cash equivalents and restricted cash	(15,514)	(28,602)
Cash, cash equivalents and restricted cash-beginning of year	38,513	68,727
Cash, cash equivalents and restricted cash-end of period	$22,999	$40,125

Supplemental disclosure of cash flow information:
Interest paid	$1,513	$1,371
Income taxes paid (refunded)	$66	$(97)
Purchase of capital assets on account	$5	$(132)

The accompanying notes are an integral part of these financial statements.

VECTRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income				12,048		12,048
Foreign currency translation adjustments					(2,356)	(2,356)
Unrealized loss on cash flow hedge					(77)	(77)
Employee stock awards and stock options	75	1	113			114
Taxes withheld on restricted stock unit compensation awards			(2,184)			(2,184)
Stock-based compensation			1,983			1,983
Balance at April 2, 2021	11,700	$117	$82,735	$234,074	$(2,460)	$314,466

Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net income				2,855		2,855
Foreign currency translation adjustments					(616)	(616)
Unrealized gain on cash flow hedge					374	374
Employee stock awards and stock options	67	1	—			1
Taxes withheld on stock compensation awards			(1,626)			(1,626)
Stock-based compensation			3,100			3,100
Balance at April 1, 2022	11,805	$118	$89,590	$270,609	$(6,142)	$354,175

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
Vectrus was incorporated in the State of Indiana in February 2014. On September 27, 2014, Exelis Inc. (Exelis) completed the spin-off (the Spin-off) of Vectrus, and Vectrus became an independent, publicly traded company. References in these notes to "Vectrus", "we," "us," "our," "the Company" and "our Company" refer to Vectrus, Inc. References in these notes to "Exelis" or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by a predecessor entity of L3Harris Technologies, Inc. in May 2015.
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
We account for our investments in HDSS, J&J, and ServCore under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 40%, 50%, and 40% shares, respectively, of income or losses from HDSS, J&J, and ServCore in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Our investment in these joint ventures is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. During the three months ended April 1, 2022, Vectrus received a $0.8 million distribution, representing a return on investment from our joint ventures. As of April 1, 2022 and December 31, 2021 our joint venture investment balance was $4.6 million and $5.4 million, respectively. Our proportionate share of income from the HDSS, J&J, and ServCore joint ventures was immaterial for the first quarters of 2022 and 2021.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (April 1, 2022 for the first quarter of 2022 and April 2, 2021 for the first quarter of 2021), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of Vectrus have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.

NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
Accounting Standards Issued but Not Yet Effective
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). The amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. The amendment also provides certain practical expedients when applying the guidance. ASU No. 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements and expects to early adopt ASU 2021-08 during 2022 in conjunction with the proposed merger discussed below.
Accounting Standards That Were Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). To ease the burden in accounting for reference rate reform on financial reporting, the ASU provides companies with optional expedients and exceptions for applying accounting guidance to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The Company adopted the standard during the first quarter of 2022. It did not have a material impact on the Company's financial statements.
NOTE 3
PROPOSED MERGER WITH VERTEX AEROSPACE
On March 7, 2022, the Company, including its newly incorporated subsidiaries Andor Merger Sub LLC (Merger Sub LLC) and Andor Merger Sub Inc. (Merger Sub Inc.), and Vertex Aerospace Services Holding Corp. (Vertex), entered into an agreement and plan of merger (the Merger Agreement) proposing that Merger Sub Inc. merge with and into Vertex (the First Merger), and immediately thereafter, Vertex, as the surviving company of the First Merger, merge with and into Merger Sub LLC (the Second Merger), with Merger Sub LLC surviving the Second Merger as a direct, wholly owned subsidiary of the Company (the Proposed Transaction).
The Proposed Transaction is structured so that the existing stockholders of Vertex will own approximately 62.25% of the issued and outstanding Company common shares following the consummation of the Proposed Transaction, and the existing shareholders of the Company will own approximately 37.75%.
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
The Merger Agreement provides certain termination rights for both the Company and Vertex, and further provides that a termination fee equal to $16.6 million will be payable by the Company to Vertex upon termination of the Merger Agreement under certain circumstances, including, among others, (i) as a result of the termination of the Merger Agreement by the Company to accept a Parent Superior Proposal (as defined in the Merger Agreement), (ii) the Company having Willfully Breached (as defined in the Merger Agreement) any of its obligations under the no solicitation provisions of the Merger Agreement, or (iii) the Board having changed its recommendation to shareholders.
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
The Company's contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year or less option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. We expect to recognize a substantial portion of our performance obligations as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience or for cause. Substantially all of our contracts have terms that would permit us to recover all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
Remaining performance obligations as of April 1, 2022 and December 31, 2021 are presented in the following table:

	April 1,	December 31,
(In millions)	2022	2021
Performance Obligations	$1,288	$1,398
We expect to recognize approximately 64% of the remaining performance obligations as of April 1, 2022 as revenue in 2022 and the remaining 36% during 2023.
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
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three months ended April 1, 2022 and April 2, 2021 increased operating income by $0.6 million and decreased operating income by $1.3 million, respectively.
For the three months ended April 1, 2022 and April 2, 2021, the cumulative catch-up adjustments to operating income increased revenue by $0.6 million and decreased revenue by $1.9 million, respectively.
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
The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three months ended April 1, 2022 and April 2, 2021 is as follows:

	Three Months Ended
	April 1,	April 2,	%
(In thousands)	2022	2021	Change
Cost-plus and cost-reimbursable	$311,094	$290,230	7.2%
Firm-fixed-price	128,004	128,757	(0.6)%
Time and material	17,373	15,017	15.7%
Total revenue	$456,471	$434,004
Revenue by geographic region in which the contract is performed for the three months ended April 1, 2022 and April 2, 2021 is as follows:

	Three Months Ended
	April 1,	April 2,	%
(In thousands)	2022	2021	Change
Middle East	$235,754	$240,013	(1.8)%
United States	167,980	149,811	12.1%
Europe	36,531	40,623	(10.1)%
Asia	16,206	3,557	355.6%
Total revenue	$456,471	$434,004

Revenue by contract relationship for the three months ended April 1, 2022 and April 2, 2021 is as follows:

	Three Months Ended
	April 1,	April 2,	%
(In thousands)	2022	2021	Change
Prime contractor	$427,093	$403,262	5.9%
Subcontractor	29,378	30,742	(4.4)%
Total revenue	$456,471	$434,004

Revenue by customer for the three months ended April 1, 2022 and April 2, 2021 is as follows:

	Three Months Ended
	April 1,	April 2,	%
(In thousands)	2022	2021	Change
Army	$280,113	$257,349	8.8%
Air Force	61,474	78,170	(21.4)%
Navy	75,217	56,427	33.3%
Other	39,667	42,058	(5.7)%
Total revenue	$456,471	$434,004
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we may receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to fund current operating expenses under the contract. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
As of April 1, 2022 and December 31, 2021, we had contract assets of $235.3 million and $240.0 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, "Receivables" for additional information regarding the composition of our receivable balances. As of both April 1, 2022 and December 31, 2021, our contract liabilities were insignificant.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	April 1, 2022	December 31, 2021
Billed receivables	$136,287	$104,074
Unbilled receivables (contract assets)	235,341	239,979
Other	5,943	4,552
Total receivables	$377,571	$348,605
As of April 1, 2022 and December 31, 2021, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the April 1, 2022 contract assets during 2022. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
As of April 1, 2022 and December 31, 2021 the carrying amount of goodwill was $321.7 million.
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Identifiable intangible assets consist of the following:

	April 1, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$77,300	$(16,868)	$60,432	$77,300	$(14,988)	$62,312
Customer contracts	7,200	(3,932)	3,268	7,200	(3,572)	3,628
Trade names and other	1,249	(668)	581	1,249	(607)	642
Balance	$85,749	$(21,468)	$64,281	$85,749	$(19,167)	$66,582
Identifiable intangible asset amortization expense was $2.3 million and $2.5 million for the three months ended April 1, 2022 and April 2, 2021, respectively. As of April 1, 2022, the remaining average intangible asset amortization period was 9.2 years.

Future estimated amortization expense is as follows (in thousands):

Period	Amortization
2022 (remainder of the year)	$6,365
2023	$8,486
2024	$7,379
2025	$6,582
2026	$6,112
After 2026	$29,357
NOTE 7
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, Vectrus Systems Corporation (VSC), entered into a credit agreement. The credit agreement was subsequently amended on December 24, 2020 and January 24, 2022 and is collectively referred to as the Amended Agreement. The credit agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of April 1, 2022.
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
The Amended Term Loan amortizes in an amount equal to $2.6 million for the fiscal quarters ending July 1, 2022 through September 30, 2023, with the balance of $37.2 million due on November 15, 2023. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of April 1, 2022, the balance outstanding under the Amended Term Loan was $52.8 million.
The Amended Revolver is available for working capital, capital expenditures and other general corporate purposes. There were $67.0 million of outstanding borrowings under the Amended Revolver at April 1, 2022. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of April 1, 2022, there were two letters of credit outstanding in the aggregate amount of $2.7 million which reduced our borrowing availability under the Amended Revolver to $200.3 million. At December 31, 2021, there were $50.0 million of outstanding borrowings under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2023.
The aggregate scheduled maturities of the Amended Term Loan and Amended Revolver as of April 1, 2022, are as follows:

(In thousands)	Payments due
2022 (remainder of the year)	$7,800
2023	112,000
Total	$119,800
Guarantees and Collateral. The indebtedness and other obligations under the Amended Agreement are unconditionally guaranteed jointly and severally on a senior secured basis by us and certain of our restricted subsidiaries and are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of our tangible assets and those of each domestic guarantor.
Voluntary Prepayments. We may voluntarily prepay the Amended Term Loan in whole or in part at any time without premium or penalty, subject to the payment of customary breakage costs under certain conditions. Voluntary prepayments of the Amended Term Loan will be applied to the remaining installments thereof as directed by us. We may reduce commitments under the Amended Revolver in whole or in part at any time without premium or penalty.
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
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.50 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of April 1, 2022, we had a ratio of total consolidated indebtedness to EBITDA of 1.40 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 12.32 to 1.00. We were in compliance with all covenants related to the Amended Credit Facilities as of April 1, 2022.
Interest Rates and Fees. Outstanding borrowings under the Amended Agreement accrue interest, at our option, at a per annum rate of (i) SOFR plus the applicable margin, which ranges from 1.85% to 2.60% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Credit Facilities at April 1, 2022 was 2.41%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.
Carrying Value and Fair Value. As of April 1, 2022 and December 31, 2021, the fair value of the Amended Credit Facilities approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
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
Interest Rate Derivative Instruments
Our interest rate swaps are designated and qualify as effective cash flow hedges. The contracts, with expiration dates through November 2022 and notional amounts totaling $39.8 million at April 1, 2022, are recorded at fair value.
The following table summarizes the amount at fair value and location of the derivative instruments in our balance sheet for our interest rate hedges in the Condensed Consolidated Balance Sheets as of April 1, 2022:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$227
The following table summarizes the amount at fair value and location of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of December 31, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$666
We regularly assess the creditworthiness of the counterparty. As of April 1, 2022, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative losses of $0.2 million and $0.3 million were recognized in interest expense, net, in our Condensed Consolidated Statements of Income during the first three months of 2022 and 2021, respectively. We expect $0.2 million of existing interest rate swap losses reported in accumulated other comprehensive loss as of April 1, 2022 to be recognized in earnings within the next 12 months.
Foreign Currency Derivative Instruments
The Company had no outstanding foreign currency forward contracts at April 1, 2022 and outstanding forward contracts with a current liability value of less than $0.1 million at December 31, 2021.
Net foreign currency derivative gains and losses recognized in selling, general and administrative expenses during the first three months of 2022 and 2021 were immaterial.
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

The components of lease expense are as follows:

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Operating lease expense	$3,673	$1,825
Variable lease expense	130	203
Short-term lease expense	13,669	13,448
Total lease expense	$17,472	$15,476
Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	April 1, 2022	December 31, 2021
Right-of-use assets	$42,074	$43,651

Current lease liabilities (recorded in Other accrued liabilities)	$11,979	$11,983
Long-term lease liabilities (recorded in Operating lease liability)	33,167	34,536
Total operating lease liabilities	$45,146	$46,519
Additional right-of-use assets of $1.9 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first three months of 2022.
The weighted average remaining lease term and discount rate for our operating leases at April 1, 2022 was 5.2 years and 3.7%, respectively.
Maturities of lease liabilities at April 1, 2022 were as follows:

(In thousands)	Payments due
2022 (remainder of the year)	$9,842
2023	13,121
2024	8,607
2025	4,565
2026	3,889
After 2026	10,480
Total minimum lease payments	50,504
Less: Imputed interest	(5,358)
Total operating lease liabilities	$45,146

NOTE 10
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, Vectrus and the U.S. government representatives engage in discussions to enable Vectrus to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $9.8 million and $9.6 million as of April 1, 2022 and December 31, 2021, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.
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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we may be subject to adjustments to costs previously allocated by our Former Parent to our business, which was formerly Exelis’ Mission Systems Business, from 2007 through 2014. We are in discussions with our Former Parent and the U.S. government regarding these cost adjustments from 2007 through 2014 and believe that our potential cumulative liability for these years is insignificant. Between June 2019 and March 2021, the U.S. government provided us with three Contracting Officers Final Decisions (COFD) for the years from 2007 through 2014 related to Former Parent costs. We filed appeals of the COFDs with the Armed Services Board of Contract Appeals (ASBCA), which have been consolidated. The ASBCA has granted Vectrus’ and the U.S. government’s joint requests to stay proceedings in the appeal, most recently through May 23, 2022, to enable ongoing discussions regarding the matter between the parties. The U.S. government subsequently offered a settlement to reduce the costs to an insignificant amount to address errors and costs related to contracts novated to our Former Parent, which we are currently reviewing. We believe we are fully indemnified under our Distribution Agreement with our Former Parent and have notified our Former Parent of our appeal of the U.S. government's decision in this matter.
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
Contractual Commitment
On September 30, 2021, the Company signed a forward-starting agreement for warehouse space in support of its contractual obligations under a task order issued under the Logistics Civil Augmentation Program (LOGCAP) V support services contract in support of the U.S. Military. The agreement commencement date, which is anticipated in the second quarter 2022, is subject to the completion of certain documents and the receipt of related government regulatory and other third-party approvals. The term of the agreement consists of eight one-year extension options and one additional six-month option period, consistent with our LOGCAP V contract with the U.S. Military. The annual obligations are $20 million per year, subject to a market adjustment beginning in the sixth year, and additional obligations for certain operating expenses.
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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Compensation costs for equity-based awards	$3,100	$1,983
Compensation costs for liability-based awards	(542)	639
Total compensation costs, pre-tax	$2,558	$2,622
Future tax benefit	$555	$569
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of April 1, 2022, total unrecognized compensation costs related to equity-based awards and liability-based awards were $9.3 million and $2.6 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.25 years and 2.36 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the three months ended April 1, 2022:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	59	$23.19	245	$51.18
Granted	—	$—	208	$36.09
Exercised	—	$—	—	$—
Vested	—	$—	(101)	$45.90
Forfeited or expired	—	$—	(10)	$43.13
Outstanding at April 1, 2022	59	$23.19	342	$43.44

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
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the three months ended April 1, 2022, we granted TSR awards with an outstanding aggregate target TSR value of $2.8 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
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
For the three months ended April 1, 2022 and April 2, 2021, we recorded an income tax provision of $0.7 million and $2.6 million, representing effective income tax rates of 19.7% and 17.5%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses, available deductions not reflected in book income, and income tax credits.
Uncertain Tax Provisions
As of April 1, 2022 and December 31, 2021, unrecognized tax benefits from uncertain tax positions were $9.5 million and $9.3 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction as the Company reserves a portion of the FDII benefit claimed or expected to be claimed on its income tax return filings.

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

	Three Months Ended
	April 1,	April 2,
(In thousands, except per share data)	2022	2021
Net income	$2,855	$12,048

Weighted average common shares outstanding	11,759	11,648
Add: Dilutive impact of stock options	27	43
Add: Dilutive impact of restricted stock units	116	136
Diluted weighted average common shares outstanding	11,902	11,827

Earnings per share
Basic	$0.24	$1.03
Diluted	$0.24	$1.02
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted earnings per share calculation.

	Three Months Ended
	April 1,	April 2,
(In thousands)	2022	2021
Anti-dilutive restricted stock units	5	1
NOTE 14
DEFERRED EMPLOYEE COMPENSATION
During the first quarter of 2021, the Company established a non-qualified deferred compensation plan under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in selling, general, and administrative expenses. The plan assets and liabilities were $0.8 million and $0.5 million as of April 1, 2022 and December 31, 2021, respectively.
NOTE 15
MULTI-EMPLOYER PENSION PLAN
Certain Company employees who perform work on contracts within the continental United States participate in a multiemployer pension plan of which the Company is not the sponsor. Expense recognized for this plan was $0.2 million for the three months ended April 1, 2022 and the three months ended April 2, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2021. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to the potential impact of the coronavirus pandemic (COVID-19), and any current or future government mandated COVID-19 precautions, including mandatory vaccination, and its impact on us, our operations, or our future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
Vectrus, Inc. is a leading provider of services to the United States Government (U.S. government) worldwide. The Company operates as one segment and provides the following services and offerings: facility and base operations, supply chain and logistics services, information technology mission support, and engineering and digital integration services.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the three months ended April 1, 2022 and April 2, 2021, we had total revenue of $456.5 million and $434.0 million, respectively, substantially all of which was derived from U.S. government customers. For the three months ended April 1, 2022 and April 2, 2021, we generated approximately 61% and 59% of our total revenue from the U.S. Army, respectively.
Executive Summary
Our revenue increased $22.5 million, or 5.2%, for the three months ended April 1, 2022 compared to the three months ended April 2, 2021. Revenue from our U.S. and Asia programs increased by $18.2 million and $12.6 million, respectively, and decreased from our Middle East and Europe programs by $4.3 million and $4.1 million, respectively.
Operating income for the three months ended April 1, 2022, was $5.2 million, a decrease of $11.3 million, or 68.3%, compared to the three months ended April 2, 2021. The decrease was due to an increase in SG&A expenses related to M&A and integration costs.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative catch-up adjustments due to aggregate changes in contract estimates increased operating income by $0.6 million and decreased operating income by $1.3 million for the three months ended April 1, 2022 and April 2, 2021, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three months ended April 1, 2022, compared to the three months ended April 2, 2021, are contained in the "Discussion of Financial Results" section.
Proposed Merger with Vertex Aerospace
On March 7, 2022, the Company, including its newly incorporated subsidiaries Andor Merger Sub LLC (Merger Sub LLC) and Andor Merger Sub Inc. (Merger Sub Inc.), and Vertex Aerospace Services Holding Corp. (Vertex), entered into an agreement and plan of merger (the Merger Agreement) proposing that Merger Sub Inc. merge with and into Vertex (the First Merger), and immediately thereafter, Vertex, as the surviving company of the First Merger, merge with and into Merger Sub LLC (the Second Merger), with Merger Sub LLC surviving the Second Merger as a direct, wholly owned subsidiary of the Company (the Proposed Transaction).
The Proposed Transaction is structured so that the existing stockholders of Vertex will own approximately 62.25% of the issued and outstanding Company common shares following the consummation of the Proposed Transaction, and the existing shareholders of the Company will own approximately 37.75%.

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
The Merger Agreement provides certain termination rights for both the Company and Vertex, and further provides that a termination fee equal to $16.6 million will be payable by the Company to Vertex upon termination of the Merger Agreement under certain circumstances, including, among others, (i) as a result of the termination of the Merger Agreement by the Company to accept a Parent Superior Proposal (as defined in the Merger Agreement), (ii) the Company having Willfully Breached (as defined in the Merger Agreement) any of its obligations under the no solicitation provisions of the Merger Agreement, or (iii) the Board having changed its recommendation to shareholders.
Recent Developments
Information regarding certain significant contracts is discussed in "Significant Contracts" below.
COVID-19 Impact
The COVID-19 pandemic continues to present significant business challenges in 2022. During the first three months of 2022, we continued to experience impacts related to COVID-19, including continued increased coronavirus-related costs, global supply chain disruptions, local immigration regulations limiting the ability to deploy personnel, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. In addition, President Biden announced new vaccine mandates on September 9, 2021 for government contractors and subcontractors. If these mandates are implemented, the extent of the regulatory impact is unclear and could have a material adverse impact on the Company's operations. As new variants of the virus emerge, we remain cautious as many factors remain unpredictable. We continue to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines, to work with our customers to minimize ultimate potential disruptions, and to support our community in addressing the challenges posed by this global pandemic.
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
For the three months ended April 1, 2022, the impact of COVID-19 was immaterial to our financial results.
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
For additional risks to the company related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the three months ended April 1, 2022 and April 2, 2021:

	% of Total Revenue
	Three Months Ended
Contract Name	April 1, 2022	April 2, 2021
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	21.6%	2.0%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	15.7%	2.3%
Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA)	6.6%	10.8%
Kuwait Base Operations and Security Support Services (K-BOSSS)	2.2%	27.0%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2022, with four additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $98.4 million and $8.6 million of revenue for the three months ended April 1, 2022 and April 2, 2021, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2022, with four additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $71.5 million and $10.1 million of revenue for the three months ended April 1, 2022 and April 2, 2021, respectively.
On December 29, 2020, the U.S. Army announced that Vectrus Systems Corporation (VSC), our wholly-owned subsidiary was awarded an $882.5 million cost-plus-fixed-fee contract to continue Operations, Maintenance, and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). Work will be based in Kuwait with additional locations throughout Southeast Asia. On March 8, 2021, the U.S. government received a protest from a competitor, which was filed at the Government Accountability Office (GAO). The GAO decided the case and denied the protest on June 1, 2021. Subsequently, on July 13, 2021, the unsuccessful competitor filed a protest at the U.S. Court of Federal Claims (COFC). Performance is ongoing on the contract awarded to Vectrus as there is no "stay" of performance due to the filing of the protest. A hearing at the COFC took place January 11, 2022. On March 28, 2022, COFC issued its decision denying all but one of the unsuccessful competitor's grounds and ordered additional briefings to address the applicable relief that should be granted. The parties submitted their briefs on April 11, 2022, and the court's decision remains pending. The estimated completion date of this contract is December 26, 2025. The OMDAC-SWACA contract contributed $30.3 million and $46.9 million of revenue for the three months ended April 1, 2022 and April 2, 2021, respectively.
The K-BOSSS contract is currently exercised through August 28, 2022. Components of the K-BOSSS contract were re-competed as a task order under the LOGCAP V contract vehicle and were awarded to us on April 12, 2019. The K-BOSSS contract contributed $10.2 million and $117.0 million of revenue for three months ended April 1, 2022 and April 2, 2021, respectively.
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
Our contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year or less option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when we are the prime contractor or of the prime contractor when we are a subcontractor. The U.S. government may also extend the term of a program by issuing extensions or bridge contracts, typically for periods of one year or less.

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
For the three months ended April 1, 2022, total backlog was $4.5 billion as compared to $5.0 billion at December 31, 2021. The following is a summary of our backlog as of April 1, 2022 and December 31, 2021:

	April 1,	December 31,
(In millions)	2022	2021
Funded backlog	$818	$1,033
Unfunded backlog	3,676	3,972
Total backlog	$4,494	$5,005

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $249.9 million during the three months ended April 1, 2022, which was a decrease of $177.6 million compared to the three months ended April 2, 2021.
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
The U.S. government's fiscal year (FY) begins on October 1 and ends on September 30. On March 15, 2022, the Consolidated Appropriations Act of 2022 was signed into law by the President and provides funding through the end of FY 2022 - September 30, 2022. The bill provides $782 billion in total national defense spending, including $742 billion for the DoD.
On March 28, 2022, the U.S. government submitted the FY 2023 Federal budget, which requests $813 billion for total national defense spending including $773 billion for the DoD.
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

DISCUSSION OF FINANCIAL RESULTS
Three months ended April 1, 2022, compared to three months ended April 2, 2021
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	April 1, 2022	April 2, 2021	$	%
Revenue	$456,471	$434,004	$22,467	5.2%
Cost of revenue	419,275	393,648	25,627	6.5%
% of revenue	91.9%	90.7%
Selling, general, and administrative expenses	31,959	23,823	8,136	34.2%
% of revenue	7.0%	5.5%
Operating income	5,237	16,533	(11,296)	(68.3)%
Operating margin	1.1%	3.8%
Interest expense, net	(1,681)	(1,932)	(251)	(13.0)%
Income from operations before income taxes	3,556	14,601	(11,045)	(75.6)%
% of revenue	0.8%	3.4%
Income tax expense	701	2,553	(1,852)	(72.5)%
Effective income tax rate	19.7%	17.5%
Net Income	$2,855	$12,048	$(9,193)	(76.3)%
Revenue
Revenue for the three months ended April 1, 2022 was $456.5 million, an increase of $22.5 million, or 5.2%, as compared to the three months ended April 2, 2021. Revenue from our U.S. and Asia programs increased by $18.2 million, and $12.6 million, respectively, and decreased from our Middle East and Europe programs by $4.3 million and $4.1 million, respectively.
Cost of Revenue
Cost of revenue as a percentage of revenue was 91.9% compared to 90.7% for the three months ended April 1, 2022 and April 2, 2021, respectively. The increase in cost of revenue of $25.6 million, or 6.5%, for the three months ended April 1, 2022, as compared to the three months ended April 2, 2021, was primarily due to the volume fluctuations described for revenue. In addition, the three months ended April 1, 2022 had increased material and pass through content which carries a lower gross margin.
Selling, General, & Administrative (SG&A) Expenses
For the three months ended April 1, 2022, SG&A expenses of $32.0 million increased by $8.1 million, or 34.2%, as compared to April 2, 2021. The increase in SG&A expenses was due to M&A and integration costs.
Operating Income
Operating income for the three months ended April 1, 2022 decreased by $11.3 million, or 68.3%, as compared to the three months ended April 2, 2021. The decrease was due primarily to the fluctuations described for SG&A.
Operating income as a percentage of revenue was 1.1% for the three months ended April 1, 2022, compared to 3.8% for the three months ended April 2, 2021. The decrease in operating income is a result of an increase in M&A and integration costs.
Aggregate cumulative catch-up adjustments increased operating income by $0.6 million and decreased operating income by $1.3 million for the three months ended April 1, 2022 and April 2, 2021, respectively. The aggregate cumulative catch-up adjustments for the three months ended April 1, 2022 and April 2, 2021 related to changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. Operating income is also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of Other Direct Cost (ODCs) purchases.

Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended April 1, 2022 and April 2, 2021 was as follows:

	Three Months Ended		Change
(In thousands, except for percentages)	April 1, 2022	April 2, 2021	$	%
Interest income	$43	$25	$18	72.0%
Interest expense	(1,724)	(1,957)	(233)	(11.9)%
Interest expense, net	$(1,681)	$(1,932)	$(251)	(13.0)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense, net of $0.3 million for the three months ended April 1, 2022 compared to the three months ended April 2, 2021 was due to the use of our revolving credit facility in 2021 for the December 31, 2020 acquisitions of Zenetex and HHB.
Income Tax Expense
We recorded income tax expense of $0.7 million and $2.6 million for the three months ended April 1, 2022 and April 2, 2021, respectively, representing effective income tax rates of 19.7% and 17.5%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses, available deductions not reflected in book income, and income tax credits.
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
The CARES Act, signed into law in March 2020 in response to the COVID-19 pandemic, provided a deferral of payroll tax payments from which we benefited by deferring cash outlays of $16.8 million in 2020. This had the effect of increasing cash outlays for payroll taxes by $8.1 million during the first quarter of 2022.
In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring January 24, 2022 and is collectively referred to as the Amended Agreement (See Note 7 in this Form 10-Q). The Amended Agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver).
At April 1, 2022, there were $67.0 million of outstanding borrowings under the Amended Revolver. In addition there were two letters of credit outstanding in the aggregate amount of $2.7 million, which reduced our borrowing availability under the Amended Revolver to $200.3 million. Vectrus had net debt of $96.8 million as of April 1, 2022 and $66.9 million as of December 31, 2021.
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $16.6 million of our total $23.0 million in cash and cash equivalents at April 1, 2022 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.

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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 74 and 75 days as of April 1, 2022 and December 31, 2021, respectively.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Operating activities	$(26,381)	$(21,729)
Investing activities	(2,178)	(2,611)
Financing activities	12,316	(4,071)
Foreign exchange[1]	729	(191)
Net change in cash, cash equivalents and restricted cash	$(15,514)	$(28,602)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the three months ended April 1, 2022 consisted of cash outflows for working capital requirements of $29.4 million and other long-term assets and liabilities of $6.5 million. This was partially offset by cash inflows from net income of $2.9 million and the favorable impact of non-cash net income items of $6.6 million. The net working capital outflows were largely from increases in accounts receivable and decreases in accrued compensation, which included an $8.1 million payment of deferred CARES Act payroll taxes, partially offset by increases in accounts payable.
Net cash used in operating activities for the three months ended April 2, 2021 consisted of outflows for net working capital requirements of $35.7 million and other long-term assets and liabilities of $4.9 million, partially offset by cash inflows from net income of $12.0 million and non-cash items of $6.9 million. The net working capital outflows were largely from increases in accounts receivable and decreases in accrued compensation partially offset by increases in accounts payable. .
Net cash used in investing activities for the three months ended April 1, 2022 and April 2, 2021 consisted of $2.2 million and $2.6 million, respectively, of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations.
Net cash used in financing activities during the three months ended April 1, 2022 consisted of repayments of long-term debt of $2.6 million, payments of $1.6 million for employee withholding taxes on share-based compensation and payments $0.5 million for debt issuance costs. During the three months ended April 1, 2022, we also borrowed and repaid $217.0 million and $200.0 million, respectively, on the Amended Revolver.
Net cash used in financing activities during the nine months ended April 2, 2021 consisted of payments related to employee withholding taxes on share-based compensation in the amount of $2.2 million and repayments of long-term debt of $2.0 million During the three months ended April 2, 2021, we also borrowed and repaid $110.0 million on the Amended Revolver.

Capital Resources
At April 1, 2022, we held cash and cash equivalents of $23.0 million, which included $16.6 million held by foreign subsidiaries, and had $200.3 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2023. We believe that our cash at April 1, 2022, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
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
Contractual Obligations
As of April 1, 2022, our commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	50,504	13,122	19,588	8,146	9,648
Principal payments on Amended Term Loan	52,800	10,400	42,400	—	—
Principal payments on Amended Revolver	67,000	—	67,000	—	—
Interest on Term Loan and Amended Revolver ¹	5,589	3,518	2,071	—	—
Total	175,893	27,040	131,059	8,146	9,648
¹ Includes unused funds fee and is based on the April 1, 2022 interest rate and outstanding Amended Revolver balance
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
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
We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill and other intangible assets, and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 and any variant strains thereof on the global economy and any current or future government mandated COVID-19 precautions, including mandatory vaccination; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at April 1, 2022.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.1 million change in our annual cash interest expenses, net of interest rate swaps in place as of April 1, 2022 to hedge a portion of this risk
Assuming our Amended Revolver was fully drawn to a principal amount equal to $270.0 million, each one percentage point change in interest rates would result in a $2.7 million change in our annual cash interest expense.
As of April 1, 2022, the notional value of our interest rate swap agreements totaled $39.8 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 8, "Derivative Instruments" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience some volatility related to movements in foreign currency exchange rates. In the past, we entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on our Condensed Consolidated Statements of Income and our Condensed Consolidated Balance Sheets was immaterial and related hedging was discontinued. Our last forward contracts expired in January 2021 and no such contracts are outstanding as of April 1, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of March 7, 2022, by and among Vectrus, Inc., Vertex Aerospace Services Holding Corp., Andor Merger Sub LLC and Andor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Vectrus, Inc,'s Current Report on Form 8-K filed March 7, 2022)

10.1	Guaranty of Lease, dated September 30, 2021, by Vectrus Systems Corporation (incorporated by reference to Exhibit 10.1 to Vectrus, Inc,'s Current Report on Form 8-K filed October 6, 2021)
10.2
Form of Shareholders Agreement by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 10.1 to Vectrus, Inc,'s Current Report on Form 8-K filed March 7, 2022)

10.3
Form of Registration Rights Agreement by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 10.1 to Vectrus, Inc,'s Current Report on Form 8-K filed March 7, 2022)

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

101	The following materials from Vectrus, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: May 10, 2022