Form 10-Q
period 2022-07-01
V2X, Inc.
filed 2022-08-09
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36341
V2X, Inc.
(Exact name of registrant as specified in its charter)

Indiana		38-3924636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2424 Garden of the Gods Road, Colorado Springs, Colorado 80919
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code:
(719)	591-3600
Securities Registered Under Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	VVX	New York Stock Exchange
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
As of August 4, 2022, there were 30,441,455 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$498,066	$470,845	$954,537	$904,849
Cost of revenue	453,305	422,660	872,581	816,308
Selling, general, and administrative expenses	29,740	25,605	61,699	49,427
Operating income	15,021	22,580	20,257	39,114
Interest expense, net	(1,963)	(2,253)	(3,643)	(4,186)
Income from operations before income taxes	13,058	20,327	16,614	34,928
Income tax expense	2,586	4,393	3,287	6,946
Net income	$10,472	$15,934	$13,327	$27,982

Earnings per share
Basic	$0.89	$1.36	$1.13	$2.40
Diluted	$0.88	$1.35	$1.12	$2.37
Weighted average common shares outstanding - basic	11,826	11,715	11,793	11,681
Weighted average common shares outstanding - diluted	11,954	11,828	11,917	11,823
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2022	2021	2022	2021
Net income	$10,472	$15,934	$13,327	$27,982
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	227	230	667	524
Net change in fair value of foreign currency forward contracts	—	(100)	30	(495)
Tax (expense) benefit	367	(51)	272	(27)
Net change in derivative instruments	594	79	969	2
Foreign currency translation adjustments, net of tax	(3,637)	430	(4,254)	(1,926)
Other comprehensive income (loss) net of tax	(3,043)	509	(3,285)	(1,924)
Total comprehensive income	$7,429	$16,443	$10,042	$26,058

The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 1,	December 31,
(In thousands, except per share information)	2022	2021
Assets
Current assets
Cash and cash equivalents	$31,760	$38,513
Restricted cash	3,311	—
Receivables	374,980	348,605
Prepaid expenses	26,262	21,160
Other current assets	10,646	15,062
Total current assets	446,959	423,340
Property, plant, and equipment, net	23,530	23,758
Goodwill	321,734	321,734
Intangible assets, net	62,159	66,582
Right-of-use assets	39,705	43,651
Other non-current assets	11,760	10,394
Total non-current assets	458,888	466,119
Total Assets	$905,847	$889,459
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$244,080	$212,533
Compensation and other employee benefits	82,534	80,284
Short-term debt	10,400	10,400
Other accrued liabilities	48,322	55,031
Total current liabilities	385,336	358,248
Long-term debt, net	78,884	94,246
Deferred tax liability	32,489	32,214
Operating lease liability	30,719	34,536
Other non-current liabilities	14,941	20,128
Total non-current liabilities	157,033	181,124
Total liabilities	542,369	539,372
Commitments and contingencies (Note 9)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000 shares authorized; 11,846 and 11,738 shares issued and outstanding as of July 1, 2022 and December 31, 2021, respectively	118	117
Additional paid in capital	91,464	88,116
Retained earnings	281,081	267,754
Accumulated other comprehensive loss	(9,185)	(5,900)
Total shareholders' equity	363,478	350,087
Total Liabilities and Shareholders' Equity	$905,847	$889,459
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 1,	July 2,
(In thousands)	2022	2021
Operating activities
Net income	$13,327	$27,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,238	3,097
Amortization of intangible assets	4,423	4,891
(Gain) Loss on disposal of property, plant, and equipment	(15)	60
Stock-based compensation	4,725	4,923
Amortization of debt issuance costs	388	463
Changes in assets and liabilities:
Receivables	(29,302)	(38,882)
Prepaid expenses	(5,321)	(4,660)
Other assets	5,185	597
Accounts payable	32,470	18,784
Deferred taxes	—	370
Compensation and other employee benefits	2,507	11,285
Other liabilities	(11,989)	(14,884)
Net cash provided by operating activities	19,636	14,026
Investing activities
Purchases of capital assets	(3,492)	(4,833)
Proceeds from the disposition of assets	18	16
Business acquisition purchase price adjustment	—	262
Contribution to joint venture	(2,113)	(1,846)
Net cash used in investing activities	(5,587)	(6,401)
Financing activities
Repayments of long-term debt	(5,200)	(4,000)
Proceeds from revolver	392,000	215,000
Repayments of revolver	(402,000)	(215,000)
Proceeds from exercise of stock options	370	113
Payment of debt issuance costs	(458)	(17)
Payments of employee withholding taxes on share-based compensation	(1,696)	(2,272)
Net cash used in financing activities	(16,984)	(6,176)
Exchange rate effect on cash	(507)	(373)
Net change in cash, cash equivalents and restricted cash	(3,442)	1,076
Cash, cash equivalents and restricted cash - beginning of year	38,513	68,727
Cash, cash equivalents and restricted cash - end of period	$35,071	$69,803

Supplemental disclosure of cash flow information:
Interest paid	$3,409	$3,111
Income taxes paid	$6,112	$5,747
Purchase of capital assets on account	$13	$618
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income				12,048		12,048
Foreign currency translation adjustments					(2,356)	(2,356)
Unrealized loss on cash flow hedge					(77)	(77)
Employee stock awards and stock options	75	1	113			114
Taxes withheld on restricted stock unit compensation awards			(2,184)			(2,184)
Stock-based compensation			1,983			1,983
Balance at April 2, 2021	11,700	$117	$82,735	$234,074	$(2,460)	$314,466
Net income				15,934		15,934
Foreign currency translation adjustments					430	430
Unrealized gain on cash flow hedge					79	79
Employee stock awards and stock options	24	—	—			—
Taxes withheld on restricted stock unit compensation awards			(88)			(88)
Stock-based compensation			2,003			2,003
Balance at July 2, 2021	11,724	$117	$84,650	$250,008	$(1,951)	$332,824

Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net income				2,855		2,855
Foreign currency translation adjustments					(616)	(616)
Unrealized gain on cash flow hedge					374	374
Employee stock awards and stock options	67	1	—			1
Taxes withheld on stock compensation awards			(1,626)			(1,626)
Stock-based compensation			3,100			3,100
Balance at April 1, 2022	11,805	$118	$89,590	$270,609	$(6,142)	$354,175
Net income				10,472		10,472
Foreign currency translation adjustments					(3,637)	(3,637)
Unrealized loss on cash flow hedge					594	594
Employee stock awards and stock options	41	—	369			369
Taxes withheld on restricted stock unit compensation awards			(70)			(70)
Stock-based compensation			1,575			1,575
Balance at July 1, 2022	11,846	$118	$91,464	$281,081	$(9,185)	$363,478
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
V2X, Inc., formerly known as Vectrus, Inc., (V2X or the Company) is a leading provider of services to the United States Government (U.S. government) worldwide. The Company operates as one segment and provides the following services and offerings: facility and base operations, supply chain and logistics services, information technology mission support, and engineering and digital integration services.
V2X was incorporated in the State of Indiana in February 2014. On September 27, 2014, Exelis Inc. completed the spin-off (the Spin-off) of Vectrus, Inc. and Vectrus, Inc. became an independent, publicly traded company. References in these notes to "Exelis" or "Former Parent" refer to Exelis Inc., an Indiana corporation, and its consolidated subsidiaries (other than Vectrus, Inc.). Exelis was acquired by a predecessor entity of L3Harris Technologies, Inc. in May 2015.
Unless the context otherwise requires or unless stated otherwise, references in these notes to "V2X", "we," "us," "our," "the Company" and "our Company" refer to V2X, Inc. and all of its consolidated subsidiaries, taken together as a whole, and does not include Vertex Aerospace Services Holding Corp., a Delaware corporation (Vertex), and/or its consolidated subsidiaries as of July 1, 2022.
On July 5, 2022 (the Closing Date), the Company completed its previously announced business transaction with Vertex, Andor Merger Sub LLC, a Delaware limited liability company (Merger Sub LLC), and Andor Merger Sub Inc., a Delaware corporation (Merger Sub Inc.), thereby forming V2X, Inc. (the Merger). For a description of the Merger, see Note 15. Subsequent Event, in this Quarterly Report on Form 10-Q.
Equity Investments
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, we entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, we entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company. Pursuant to the joint venture agreement, ServCore Resources and Services Solutions, LLC. (ServCore) was established to operate and manage labor and life support services outside of the continental United States at designated locations serviced by V2X and other contractors around the world.
We account for our investments in HDSS, J&J, and ServCore under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest in these entities. We record our proportionate 40%, 50%, and 40% shares, respectively, of income or losses from HDSS, J&J, and ServCore in selling, general and administrative (SG&A) expenses in the Condensed Consolidated Statements of Income. Our investment in these joint ventures is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. During the six months ended July 1, 2022, we made a cash contribution of $2.1 million to our joint ventures and received a $0.8 million cash distribution. As of July 1, 2022 and December 31, 2021 our joint venture investment balance was $6.7 million and $5.4 million, respectively. Our proportionate share of income from the HDSS, J&J, and ServCore joint ventures was immaterial for the first two quarters of both 2022 and 2021.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (July 1, 2022 for the second quarter of 2022 and July 2, 2021 for the second quarter of 2021), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as "three months ended."
The unaudited interim Condensed Consolidated Financial Statements of V2X have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.
Restricted Cash
The Company had restricted cash of $3.3 million related to collateral security for two outstanding letters of credit at July 1, 2022 and no restricted cash as of December 31, 2021.
Reconciliation of cash, cash equivalents and restricted cash as of July 1, 2022 is presented in the following table:

(In thousands)	July 1, 2022
Cash and cash equivalents	$31,760
Restricted cash	3,311
Total cash, cash equivalents and restricted cash	$35,071
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
Accounting Standards Issued but Not Yet Effective
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). The amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. The amendment also provides certain practical expedients when applying the guidance. ASU No. 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements and expects to early adopt ASU 2021-08 during 2022 in conjunction with the Merger (See Note 15. Subsequent Event, in this Quarterly Report on Form 10-Q).
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
Remaining performance obligations as of July 1, 2022 and December 31, 2021 are presented in the following table:

	July 1,	December 31,
(In millions)	2022	2021
Performance Obligations	$1,599	$1,398
As of July 1, 2022, we expect to recognize approximately 57% of the remaining performance obligations as revenue in 2022 and the remaining 43% during 2023.
Contract Estimates
Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the services being performed; the cost and availability of materials; the performance of subcontractors; and negotiations with the customer on contract modifications. When the estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at a contract level and is recognized in the period in which the loss was determined.
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three and six months ended July 1, 2022 increased operating income by $6.8 million and $7.4 million, respectively. For the three and six months ended July 2, 2021, the adjustments decreased operating income by $1.7 million and $3.0 million, respectively.
For the three and six months ended July 1, 2022 the cumulative catch-up adjustments to operating income increased revenue by $6.8 million and $7.4 million, respectively. For the three and six months ended July 2, 2021, the cumulative catch-up adjustments to operating income decreased revenue by $1.7 million and $3.6 million, respectively.
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
On a time-and-materials type contract, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs, and expenses at cost. For this contract type, we bear the risk when our labor costs and allocable indirect expenses exceed the fixed hourly rate specified within the contract.

The following tables present our revenue disaggregated by several categories. Revenue by contract type for the three and six months ended July 1, 2022 and July 2, 2021 is as follows:

	Three Months Ended			Six Months Ended
	July 1,	July 2,	%	July 1,	July 2,	%
(In thousands)	2022	2021	Change	2022	2021	Change
Cost-plus and cost-reimbursable	$355,559	$344,189	3.3%	$666,653	$634,420	5.1%
Firm-fixed-price	128,348	111,416	15.2%	256,352	240,173	6.7%
Time and material	14,159	15,240	(7.1)%	31,532	30,256	4.2%
Total revenue	$498,066	$470,845		$954,537	$904,849
Revenue by geographic region in which the contract is performed for the three and six months ended July 1, 2022 and July 2, 2021 is as follows:

	Three Months Ended			Six Months Ended
	July 1,	July 2,	%	July 1,	July 2,	%
(In thousands)	2022	2021	Change	2022	2021	Change
Middle East	$250,222	$258,488	(3.2)%	$485,313	$498,500	(2.6)%
United States	158,719	146,549	8.3%	325,454	296,362	9.8%
Europe	42,739	36,084	18.4%	81,178	76,706	5.8%
Asia	46,386	29,724	56.1%	62,592	33,281	88.1%
Total revenue	$498,066	$470,845		$954,537	$904,849

Revenue by contract relationship for the three and six months ended July 1, 2022 and July 2, 2021 is as follows:

	Three Months Ended			Six Months Ended
	July 1,	July 2,	%	July 1,	July 2,	%
(In thousands)	2022	2021	Change	2022	2021	Change
Prime contractor	$468,453	$440,040	6.5%	$895,546	$843,303	6.2%
Subcontractor	29,613	30,805	(3.9)%	58,991	61,546	(4.2)%
Total revenue	$498,066	$470,845		$954,537	$904,849

Revenue by customer for the three and six months ended July 1, 2022 and July 2, 2021 is as follows:

	Three Months Ended			Six Months Ended
	July 1,	July 2,	%	July 1,	July 2,	%
(In thousands)	2022	2021	Change	2022	2021	Change
Army	$326,756	$310,638	5.2%	$606,869	$567,987	6.8%
Air Force	68,457	63,206	8.3%	129,930	141,375	(8.1)%
Navy	64,885	56,399	15.0%	140,102	112,827	24.2%
Other	37,968	40,602	(6.5)%	77,636	82,660	(6.1)%
Total revenue	$498,066	$470,845		$954,537	$904,849
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
As of July 1, 2022 and December 31, 2021, we had contract assets of $277.6 million and $240.0 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately;

(ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4. "Receivables" for additional information regarding the composition of our receivable balances. As of both July 1, 2022 and December 31, 2021, our contract liabilities were insignificant.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	July 1, 2022	December 31, 2021
Billed receivables	$91,985	$104,074
Unbilled receivables (contract assets)	277,583	239,979
Other	5,412	4,552
Total receivables	$374,980	$348,605
As of July 1, 2022 and December 31, 2021, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the July 1, 2022 contract assets during 2022. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
NOTE 5
GOODWILL AND INTANGIBLE ASSETS
As of July 1, 2022 and December 31, 2021 the carrying amount of goodwill was $321.7 million.
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Identifiable intangible assets consist of the following:

	July 1, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$77,300	$(18,568)	$58,732	$77,300	$(14,988)	$62,312
Customer contracts	7,200	(4,293)	2,907	7,200	(3,572)	3,628
Trade names and other	1,249	(729)	520	1,249	(607)	642
Balance	$85,749	$(23,590)	$62,159	$85,749	$(19,167)	$66,582
Identifiable intangible asset amortization expense was $2.1 million and $4.4 million for the three and six months ended July 1, 2022, respectively. Intangible asset amortization for the three and six months ended July 2, 2021 was $2.4 million and $4.9 million, respectively. As of July 1, 2022, the remaining average intangible asset amortization period was 9.0 years.
Future estimated amortization expense is as follows (in thousands):

Period	Amortization
2022 (remainder of the year)	$4,244
2023	$8,486
2024	$7,379
2025	$6,582
2026	$6,112
After 2026	$29,356

NOTE 6
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver. In September 2014, we and our wholly-owned subsidiary, Vectrus Systems Corporation (VSC), entered into a credit agreement. The credit agreement was subsequently amended on December 24, 2020 and January 24, 2022 and is collectively referred to as the Amended Agreement. The credit agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver) as of July 1, 2022.
The Amended Agreement includes an accordion feature that allows the Company to draw up to an additional $100.0 million, subject to the lender's consent on the same terms and conditions as the existing commitments. The Amended Agreement also permits the Company to borrow up to $75.0 million in unsecured debt as long as the aggregated sum of both the unsecured debt and the accordion does not exceed $100.0 million.
The Amended Term Loan amortizes in an amount equal to $2.6 million for the fiscal quarters ending September 30, 2022 through September 30, 2023, with the balance of $37.2 million due on November 15, 2023. Amounts borrowed under the Amended Term Loan that are repaid or prepaid may not be re-borrowed. Any unpaid amounts must be repaid by the maturity dates. As of July 1, 2022, the balance outstanding under the Amended Term Loan was $50.2 million.
The Amended Revolver is available for working capital, capital expenditures and other general corporate purposes. There were $40.0 million of outstanding borrowings under the Amended Revolver at July 1, 2022. Up to $25.0 million of the Amended Revolver is available for the issuance of letters of credit. As of July 1, 2022, there were two letters of credit outstanding in the aggregate amount of $3.2 million, which reduced our borrowing availability under the Amended Revolver to $226.8 million. At December 31, 2021, there were $50.0 million of outstanding borrowings under the Amended Revolver. The Amended Revolver will mature and the commitments thereunder will terminate on November 15, 2023.
The aggregate scheduled maturities of the Amended Term Loan and Amended Revolver as of July 1, 2022, are as follows:

(In thousands)	Payments due
2022 (remainder of the year)	$5,200
2023	85,000
Total	$90,200
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
In addition, we are required to comply with (a) a maximum ratio of total consolidated indebtedness to consolidated earnings before interest, tax, depreciation and amortization (EBITDA) of 3.00 to 1.00 (3.50 to 1.00 for the 12 months following a qualified acquisition), and (b) a minimum ratio of consolidated EBITDA to consolidated interest expense (net of cash interest income) of 4.50 to 1.00. As of July 1, 2022, we had a ratio of total consolidated indebtedness to EBITDA of 1.09 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of 12.41 to 1.00. We were in compliance with all covenants related to the Amended Agreement as of July 1, 2022.
Interest Rates and Fees. Outstanding borrowings under the Amended Agreement accrue interest, at our option, at a per annum rate of (i) SOFR plus the applicable margin, which ranges from 1.85% to 2.60% depending on the leverage ratio, or (ii) a base rate plus the applicable margin, which ranges from 0.75% to 1.50% depending on the leverage ratio. The interest rate under the Amended Agreement at July 1, 2022 was 3.63%. We pay a commitment fee on the undrawn portion of the Amended Revolver ranging from 0.30% to 0.45%, depending on the leverage ratio.
Carrying Value and Fair Value. As of July 1, 2022 and December 31, 2021, the fair value of the Amended Agreement approximated the carrying value because the debt bears interest at a floating rate of interest. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
NOTE 7
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
Interest Rate Derivative Instruments
On June 29, 2022, in conjunction with our planned extinguishment of the related hedged debt interest expense, we terminated our remaining interest rate swaps that were designated and qualified as effective cash flow hedges (See Note 15. Subsequent Event in this Quarterly Report on Form 10-Q). Interest rate swap losses in accumulated other comprehensive loss upon termination were immaterial.
The following table summarizes the amount at fair value and balance sheet caption of the derivative instruments used for our interest rate hedges in the Condensed Consolidated Balance Sheets as of December 31, 2021:

(In thousands)	Fair Value
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$666
Net interest rate derivative losses of $0.4 million and $0.5 million were recognized in interest expense, net, in our Condensed Consolidated Statements of Income during the first six months of 2022 and 2021, respectively.
Foreign Currency Derivative Instruments
The Company had no outstanding foreign currency forward contracts at July 1, 2022 and had outstanding forward contracts with a current liability value of less than $0.1 million at December 31, 2021.
Net foreign currency derivative gains and losses recognized in SG&A expenses during the first six months of 2022 and 2021 were immaterial.
NOTE 8
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
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Operating lease expense	$3,608	$2,240	$7,281	$4,065
Variable lease expense	130	213	260	415
Short-term lease expense	24,461	17,289	38,130	30,737
Total lease expense	$28,199	$19,742	$45,671	$35,217

Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	July 1, 2022	December 31, 2021
Right-of-use assets	$39,705	$43,651

Current lease liabilities (recorded in Other accrued liabilities)	$12,334	$11,983
Long-term lease liabilities (recorded in Operating lease liability)	30,719	34,536
Total operating lease liabilities	$43,053	$46,519
Additional right-of-use assets of $2.6 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the first six months of 2022.
The weighted average remaining lease term and discount rate for our operating leases at July 1, 2022 was 5.1 years and 3.8%, respectively.
Maturities of lease liabilities at July 1, 2022 were as follows:

(In thousands)	Payments due
2022 (remainder of the year)	$6,675
2023	13,274
2024	8,700
2025	4,650
2026	3,980
After 2026	10,722
Total minimum lease payments	48,001
Less: Imputed interest	(4,948)
Total operating lease liabilities	$43,053

NOTE 9
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, V2X and the U.S. government representatives engage in discussions to enable V2X to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $9.8 million and $9.6 million as of July 1, 2022 and December 31, 2021, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.

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
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we were subject to adjustments to costs previously allocated by our Former Parent to our business from 2007 through 2014. On July 7, 2022, we accepted an offer by the U.S. government to settle this legal matter involving our payment of an insignificant amount, thereby bringing closure to the matter. With respect to our Former Parent, we believe we are fully indemnified under our distribution agreement and have notified our Former Parent of the closure of our appeal of the U.S. government's decision in this matter.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing guidelines, and restrictions on employees going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company has observed, and continues to experience, some disruptions to its operations due to government and supply chain delays related to the global pandemic. While the extent to which COVID-19 ultimately impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts, particularly with respect to newly issued vaccine mandates for government contractors and subcontractors, could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
For the three and six months ended July 1, 2022, the impact of COVID-19 was immaterial to our financial results.
NOTE 10
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan, the 2014 Omnibus Incentive Plan, as amended and restated effective as of May 13, 2016 (the 2014 Omnibus Plan), to govern awards granted to V2X employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards and other awards. We account for NQOs and stock-settled RSUs as equity-based compensation awards. TSR awards, described below, and cash-settled RSUs are accounted for as liability-based compensation awards.
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Compensation costs for equity-based awards	$1,575	$2,003	$4,676	$3,986
Compensation costs for liability-based awards	592	298	50	937
Total compensation costs, pre-tax	$2,167	$2,301	$4,725	$4,923
Future tax benefit	$466	$500	$1,017	$1,069

Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of July 1, 2022, total unrecognized compensation costs related to equity-based awards and liability-based awards were $8.3 million and $2.8 million, respectively, which are expected to be recognized ratably over a weighted average period of 2.00 years and 2.17 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the six months ended July 1, 2022:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	59	$23.19	245	$51.18
Granted	—	$—	231	$35.89
Exercised	(16)	$24.43	—	$—
Vested	—	$—	(130)	$43.78
Forfeited or expired	—	$—	(15)	$40.24
Outstanding at July 1, 2022	43	$22.76	331	$42.19
During the six months ended July 1, 2022, we granted long-term incentive awards to employees consisting of 208,397 RSUs with a weighted average grant date fair value per share of $36.09 and to our directors consisting of 22,309 RSUs with a weighted average grant date fair value per share of $34.07.
For employee RSUs, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs were granted on May 13, 2022 with 3,229 scheduled to vest on the Closing Date and the balance scheduled to vest on May 12, 2023. The fair value of each RSU grant to employees and directors was determined based on the closing price of V2X common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. During the six months ended July 1, 2022, we granted TSR awards with an outstanding aggregate target TSR value of $2.8 million. The fair value of TSR awards is measured quarterly and is based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments can range from 0% to 200% of the target value.
NOTE 11
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
For the three months ended July 1, 2022 and July 2, 2021, we recorded an income tax provision of $2.6 million and $4.4 million, representing effective income tax rates of 19.8% and 21.6%, respectively. For the six months ended July 1, 2022 and July 2, 2021, we recorded income tax provisions of $3.3 and $6.9 million, representing effective income tax rates of 19.8% and 19.9%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses, available deductions not reflected in book income, and income tax credits.
Uncertain Tax Provisions
As of July 1, 2022 and December 31, 2021, unrecognized tax benefits from uncertain tax positions were $10.1 million and $9.3 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction as the Company reserves a portion of the FDII benefit claimed or expected to be claimed on its income tax return filings.

NOTE 12
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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$10,472	$15,934	$13,327	$27,982

Weighted average common shares outstanding	11,826	11,715	11,793	11,681
Add: Dilutive impact of stock options	18	37	22	40
Add: Dilutive impact of restricted stock units	110	76	102	102
Diluted weighted average common shares outstanding	11,954	11,828	11,917	11,823

Earnings per share
Basic	$0.89	$1.36	$1.13	$2.40
Diluted	$0.88	$1.35	$1.12	$2.37
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted earnings per share calculation.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2022	2021	2022	2021
Anti-dilutive restricted stock units	25	5	15	2
NOTE 13
DEFERRED EMPLOYEE COMPENSATION
During the first quarter of 2021, the Company established a non-qualified deferred compensation plan under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in SG&A expenses. The plan assets and liabilities were $0.9 million and $0.5 million as of July 1, 2022 and December 31, 2021, respectively.
NOTE 14
MULTI-EMPLOYER PENSION PLAN
Certain Company employees who perform work on contracts within the continental United States participate in a multiemployer pension plan of which the Company is not the sponsor. Expense recognized for this plan was $0.3 million and $0.5 for the three and six months ended July 1, 2022, respectively, and $0.3 million and $0.5 million for the three and six months ended July 2, 2021, respectively.
NOTE 15
SUBSEQUENT EVENT
Merger
On the Closing Date, Vectrus, Inc. completed its previously announced Merger with Vertex, a global leader in aerospace and defense technologies, by acquiring all of the outstanding shares of Vertex. On the Closing Date, Vertex and its consolidated subsidiaries became a wholly-owned subsidiary of the Company.
We recognized $5.9 million and $14.9 million of acquisition-related costs that were expensed as incurred during the three and six months ended July 1, 2022, respectively. These costs are included in SG&A expense in the Condensed Consolidated Statements of Income.

Preliminary Purchase Price Allocation
The Merger will be accounted for as a purchase business combination. As such, the Company will record the assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes.
The Company expects to finalize its purchase price allocation in 2023 after we have further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the Closing Date including, but not limited to, contractual and operational factors underlying the customer-related intangible assets and property, plant and equipment; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for legal and environmental matters. The final fair value determination could result in material adjustments.
The Closing Date fair value of the consideration transferred totaled $634 million, which was comprised of the following:

($ in millions, except share and per share amounts)	Purchase Price
Shares of V2X common stock issued	18,591,866
Market price per share of V2X as of Closing Date	$33.92
Fair value of common shares issued	$631
Fair value of cash consideration	$3
Total consideration transferred	$634
Debt
Outstanding debt from the Company’s Amended Agreement (See Note 6. Debt, in this Quarterly Report on Form 10-Q) was repaid on the Merger Closing Date and related guarantees and liens were discharged and released. Repayment was made using proceeds from the Vertex First Lien Credit Agreement described below.

Senior Secured Credit Facilities
Senior Secured Credit Facilities. On the Closing Date, following the Merger and a series of certain intercompany contributions described in the Agreement and Plan of Merger, dated as of March 7, 2022, by and among Vertex, the Company, Merger Sub Inc., and Merger Sub LLC (the Merger Agreement), certain of our subsidiaries, including VSC (and together with VSC, the Company Guarantor Subsidiaries), that became direct or indirect subsidiaries of Vertex Aerospace Service Corp., a Delaware corporation and wholly-owned indirect subsidiary of Vertex (Vertex Borrower), have provided guarantees of the indebtedness under each of (i) the First Lien Credit Agreement, dated as of December 6, 2021 (as amended by the Amendment No. 1 to First Lien Credit Agreement, dated as of the Closing Date (the Vertex First Lien Amendment), and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex First Lien Credit Agreement), by and among Vertex Borrower, as borrower, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, direct parent entity of Vertex Borrower and wholly-owned indirect subsidiary of Vertex (Vertex Holdings), the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, (ii) the Second Lien Credit Agreement, dated as of December 6, 2021 (as amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex Second Lien Credit Agreement), Vertex Borrower, as borrower, Vertex Holdings, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, and (iii) the ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment (the Vertex ABL Amendment) to ABL Credit Agreement, dated as of the Closing Date, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex ABL Credit Agreement), by and among Vertex Borrower, Vertex Holdings, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (in such capacity, the ABL Agent).
Vertex First Lien Credit Agreement.
Term Loans. The Vertex First Lien Credit Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,185,000,000, consisting of a $925,000,000 term loan “B” tranche (the First Lien Initial Term Tranche) and a $260,000,000 incremental term loan “B” tranche (the First Lien Incremental Term Tranche and, together with the First Lien Initial Term Tranche, collectively, the First Lien Term Facility). The entire amount of the proceeds from the (i) First Lien Initial Term Tranche were previously used to finance the acquisition of certain subsidiaries of Raytheon Company, a Delaware corporation, and related transaction costs (the Sky Acquisition), and (ii) First Lien Incremental Term Tranche were used on the Closing Date to finance the repayment in full all outstanding indebtedness, terminate all commitments and release and discharge all liens and guarantees under that certain Credit Agreement, dated as of September 17, 2014 (as amended, restated, amended and restated, supplemented and otherwise modified from time to time prior to the Closing Date), by and among us, VSC, as borrower, the lenders and issuing banks from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The loans under the First Lien Term Facility will be payable in full on December 6, 2028.
Guarantees and Collateral. The Vertex Borrower’s obligations under the First Lien Term Facility are guaranteed by Vertex Holdings and Vertex Borrower’s wholly-owned domestic subsidiaries (including the Company Guarantor Subsidiaries, collectively, the First Lien Guarantors), subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the First Lien Term Facility and the First Lien Guarantors’ obligations under the related guarantees are secured by (i) a first priority-lien on substantially all of the Vertex Borrower’s and the First Lien Guarantors’ assets other than the ABL Priority Collateral, as defined below (subject to customary exceptions and limitations), and (ii) a second-priority lien on substantially all of the Vertex Borrower’s and the First Lien Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (collectively, the ABL Priority Collateral) (subject to customary exceptions and limitations).
Interest Rates. The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 2.75% to 3.00% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 3.75% to 4.00% per annum, in each case, depending on the consolidated first lien net leverage ratio of the Vertex Borrower and its subsidiaries. The borrowings under the First Lien Incremental Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 3.00% per annum, or a term benchmark rate, determined by reference to Term SOFR, plus a margin of 4.00% per annum.
Representations and Warranties; Covenants. The Vertex First Lien Credit Agreement contains customary representations and warranties and affirmative covenants. The Vertex First Lien Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, additional liens, sales of assets, dividends, investments and advances, prepayments of debt and mergers and acquisitions.
Events of Default. The Vertex First Lien Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the First Lien Term Facility to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Vertex Borrower may be required immediately to repay all amounts outstanding under the Vertex First Lien Credit Agreement.
Vertex Second Lien Credit Agreement.
Term Loans. The Vertex Second Lien Credit Agreement provides for senior secured second lien term loans in an aggregate principal amount of $185,000,000 (the Second Lien Term Facility). The entire amount of the proceeds from the Second Lien Term Facility were previously used to finance the Sky Acquisition. The loans under the Second Lien Term Facility will be payable in full on December 6, 2029.
Guarantees and Collateral. The Vertex Borrower’s obligations under the Second Lien Term Facility are guaranteed by Vertex Holdings and the Vertex Borrower’s wholly-owned domestic subsidiaries (including the Company Guarantor Subsidiaries, collectively, the Second Lien Guarantors), subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the Second Lien Term Facility and the Second Lien Guarantors’ obligations under the related guarantees are secured by (i) a second priority-lien on substantially all of the Vertex Borrower’s and Second Lien Guarantors’ assets other than the ABL Priority Collateral (subject to customary exceptions and limitations), and (b) a third-priority lien on substantially all of the Vertex Borrower’s and Second Lien Guarantors’ assets ABL Priority Collateral (subject to customary exceptions and limitations).
Interest Rates. The borrowings under the Second Lien Term Facility bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 6.50% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 7.50% per annum.
Representations and Warranties; Covenants. The Vertex Second Lien Credit Agreement contains customary representations and warranties and affirmative covenants. The Vertex Second Lien Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, additional liens, sales of assets, dividends, investments and advances, prepayments of debt and mergers and acquisitions.
Events of Default. The Vertex Second Lien Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the First Lien Term Facility to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Vertex Borrower may be required immediately to repay all amounts outstanding under the Vertex Second Lien Credit Agreement.
Vertex ABL Credit Agreement
ABL Facility. The Vertex ABL Credit Agreement provides for a senior secured revolving loan facility (the ABL Facility) of up to an aggregate amount of $200,000,000 (the loans thereunder, the ABL Loans). The Vertex ABL Credit Agreement also provides for (i) a $15,000,000 sublimit of availability for letters of credit, and (ii) a $10,000,000 sublimit for short-term borrowings on a swingline basis. The commitments under the ABL Facility expire on June 29, 2026, and any ABL Loans then outstanding will be payable in full at that time.
Availability. Availability under the ABL Facility is subject to a borrowing base (the Borrowing Base), which is based on 85% of eligible accounts receivable, eligible government account receivable and eligible government subcontract accounts receivable, plus 50% of eligible unbilled accounts receivable, plus the lesser of (x) 65% of the book value of eligible inventory, and (y) 85% of the net orderly liquidation value of eligible inventory of the Vertex Borrower, Vertex Holdings and most of the Vertex Borrower’s wholly-owned domestic subsidiaries (including the Company Guarantor Subsidiaries, collectively, the ABL Guarantors), after adjusting for customary reserves that are subject to the ABL Agent’s discretion. The aggregate amount of the ABL Loans made and letters of credit issued under the ABL Facility shall at no time exceed the lesser of the aggregate commitments under the ABL Facility (currently $200,000,000 or, if increased at the Vertex Borrower’s option as described above, up to $250,000,000) or the Borrowing Base. To the extent that the Vertex Borrower’s and ABL Guarantors’ eligible accounts receivable, eligible government account receivable, eligible government subcontract accounts receivable, eligible unbilled accounts receivable, and eligible inventory, decline, the Borrowing Base will decrease, and the availability under the ABL Facility may decrease below $200,000,000. Any ABL Loans in requested are subject to a number of customary conditions, including accuracy of representations and warranties and no default. The proceeds from the ABL Loans may be used to finance the working capital needs and general corporate purposes of the Vertex Borrower and its subsidiaries.
Guarantees and Collateral. The Vertex Borrower’s obligations under the ABL Term Facility are guaranteed by the ABL Guarantors, subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the ABL Facility and the ABL Subsidiary Guarantors’ obligations under the related guarantees are secured by (a) a first priority-lien on substantially all of the Vertex Borrower’s and the ABL Guarantors’ ABL Priority Collateral (subject to customary exceptions and limitations), and (b) a third priority-lien on substantially all of the Vertex Borrower’s and the ABL Guarantors’ assets other than the ABL Priority Collateral (subject to customary exceptions and limitations).
Interest Rates and Fees. The borrowings under the ABL Facility bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 0.75% to 1.25% per annum, or a term benchmark rate, determined by reference to Term SOFR, plus a margin of 1.75% to 2.25% per annum, in each case, depending on the aggregate availability under the ABL Facility.
Unutilized commitments under the ABL Facility are subject to a per annum fee of (x) 0.375% if the total outstandings were equal to or less than 50% of the aggregate commitments, or (y) 0.25% if such total outstandings were more than 50% of the aggregate commitments.
The Vertex Borrower is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit (or such other amount as may be mutually agreed by the Vertex Borrowers and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for Term SOFR ABL Loans times the average daily amount available to be drawn under all outstanding letters of credit.
Representations and Warranties; Covenants. The Vertex ABL Credit Agreement contains customary representations and warranties, that must be accurate in order for the Vertex Borrower to borrow under the ABL Facility, and affirmative covenants. The Vertex ABL Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The Vertex ABL Credit Agreement also includes a financial covenant that requires the fixed charge coverage ratio to be at least 1.00 to 1.00 as of the end of any period of four fiscal quarters while aggregate availability is less than the greater of (i) $10,000,000 and (ii) 10% of the aggregate borrowing base.
Events of Default. The Vertex ABL Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Facility to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the Vertex ABL Credit Agreement.
Stock-based Compensation
Pursuant to and subject to the terms of the Merger Agreement, the Company agreed to issue up to 1,346,139 restricted stock units to certain employees of Vertex following the consummation of the Merger, which restricted stock units will be settled in shares of the Company's common stock upon satisfaction of the applicable vesting conditions. The grant price of these awards was $33.92 per share.

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
Overview
V2X, Inc., formerly known as Vectrus, Inc. is a leading provider of services to the United States Government (U.S. government) worldwide. The Company operates as one segment and provides the following services and offerings: facility and base operations, supply chain and logistics services, information technology mission support, and engineering and digital integration services.
Our primary customer is the U.S. Department of Defense (DoD), with a high concentration in the U.S. Army. For the six months ended July 1, 2022 and July 2, 2021, we had total revenue of $954.5 million and $904.8 million, respectively, substantially all of which was derived from U.S. government customers. For both the six months ended July 1, 2022 and July 2, 2021, we generated approximately 64% of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $27.2 million, or 5.8%, for the three months ended July 1, 2022 compared to the three months ended July 2, 2021. Revenue from our Asia, U.S. and Europe programs increased by $16.7 million, $12.2 million and $6.6 million, respectively, and revenue from our Middle East programs decreased by $8.3 million for the three months ended July 1, 2022 compared to the three months ended July 2, 2021.
Operating income decreased $7.6 million, or 33.5%, for the three months ended July 1, 2022, compared to the three months ended July 2, 2021. The decrease was due to increased SG&A expenses related to mergers and acquisitions (M&A) and integration costs and lower margin rates associated with early phases of new program operations.
During the performance of our contracts, we periodically review estimated final contract prices and costs and make revisions as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative catch-up adjustments due to aggregate changes in contract estimates increased operating income by $6.8 million and decreased operating income by $1.7 million for the three months ended July 1, 2022 and July 2, 2021, respectively. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to our financial results for the three and six months ended July 1, 2022, compared to the three and six months ended July 2, 2021, are contained in the "Discussion of Financial Results" section below.
Merger with Vertex
See Note 15. Subsequent Event, in this Quarterly Report on Form 10-Q for a discussion of our Merger with Vertex and related debt and stock-based compensation obligations.

COVID-19 Impact
The COVID-19 pandemic continues to present significant business challenges in 2022. During the first six months of 2022, we continued to experience impacts related to COVID-19, including continued increased coronavirus-related costs, global supply chain disruptions, local immigration regulations limiting the ability to deploy personnel, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. In addition, President Biden announced new vaccine mandates on September 9, 2021 for government contractors and subcontractors. If these mandates are implemented, the extent of the regulatory impact is unclear and could have a material adverse impact on the Company's operations. As new variants of the virus emerge, we remain cautious as many factors remain unpredictable. We continue to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines, to work with our customers to minimize ultimate potential disruptions, and to support our community in addressing the challenges posed by this global pandemic.
The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including any potential subsequent waves or variants of COVID-19, the effectiveness, distribution and acceptance of COVID-19 vaccines, new government regulations for defense contractors and other related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted.
For the three and six months ended July 1, 2022, the impact of COVID-19 was immaterial to our financial results.
In accordance with the DoD guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. facilities have continued to operate in support of essential products and services required to meet our commitments to the U.S. government and the U.S. military; however, facility closures, work slowdowns and supply chain disruptions have affected and may continue to affect our financial results and projections. In addition, other countries are responding to the pandemic differently which has affected our international operations and the operations of our suppliers and customers. However, any closures to date have not had a material adverse impact on V2X's business.
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
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the six months ended July 1, 2022 and July 2, 2021:

	% of Total Revenue
	Six Months Ended
Contract Name	July 1, 2022	July 2, 2021
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	22.2%	3.1%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	15.2%	6.9%
Kuwait Base Operations and Security Support Services (K-BOSSS)	1.7%	25.7%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2023, with four additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $212.2 million and $28.3 million of revenue for the six months ended July 1, 2022 and July 2, 2021, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2023, with four additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $144.9 million and $62.6 million of revenue for the six months ended July 1, 2022 and July 2, 2021, respectively.

The K-BOSSS contract is currently exercised through August 28, 2022. Components of the K-BOSSS contract were re-competed as a task order under the LOGCAP V contract vehicle and were awarded to us on April 12, 2019. The K-BOSSS contract contributed $15.8 million and $232.9 million of revenue for the six months ended July 1, 2022 and July 2, 2021, respectively.
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
For the six months ended July 1, 2022, total backlog was $4.6 billion as compared to $5.0 billion at December 31, 2021. The following is a summary of our backlog as of July 1, 2022 and December 31, 2021:

	July 1,	December 31,
(In millions)	2022	2021
Funded backlog	$1,283	$1,033
Unfunded backlog	3,332	3,972
Total backlog	$4,615	$5,005

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1.1 billion during the six months ended July 1, 2022, which was a decrease of $121.3 million compared to the six months ended July 2, 2021.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. However, the U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. We believe that our capabilities, particularly in base operations support, supply chain and logistics, IT mission support, engineering and digital integration, security, or maintenance, repair, and overhaul, should help our clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in our business. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth.
The U.S. government's fiscal year (FY) begins on October 1 and ends on September 30. On March 15, 2022, the Consolidated Appropriations Act of 2022 was signed into law by President Biden and provides funding through the end of FY 2022 or September 30, 2022. The bill provides $782 billion in total national defense spending, including $742 billion for the DoD.
On March 28, 2022, the U.S. government submitted the FY 2023 Federal budget, which requests $813 billion for total national defense spending including $773 billion for the DoD. Subsequently, both the Senate Armed Services Committee and House Armed Services Committee have reported their versions of the FY 2023 National Defense Authorizations Act, which provide an additional $45 billion and $37 billion, respectively, for the DoD. While final legislation has yet to be enacted and it is difficult to predict future defense budgets, final FY 2023 DoD funding is currently expected to be higher than the original request.

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
DISCUSSION OF FINANCIAL RESULTS
Three months ended July 1, 2022, compared to three months ended July 2, 2021
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	July 1, 2022	July 2, 2021	$	%
Revenue	$498,066	$470,845	$27,221	5.8%
Cost of revenue	453,305	422,660	30,645	7.3%
% of revenue	91.0%	89.8%
Selling, general, and administrative expenses	29,740	25,605	4,135	16.1%
% of revenue	6.0%	5.4%
Operating income	15,021	22,580	(7,559)	(33.5)%
Operating margin	3.0%	4.8%
Interest expense, net	(1,963)	(2,253)	(290)	(12.9)%
Income from operations before income taxes	13,058	20,327	(7,269)	(35.8)%
% of revenue	2.6%	4.3%
Income tax expense	2,586	4,393	(1,807)	(41.1)%
Effective income tax rate	19.8%	21.6%
Net Income	$10,472	$15,934	$(5,462)	(34.3)%
Revenue
Revenue for the three months ended July 1, 2022 was $498.1 million, an increase of $27.2 million, or 5.8%, as compared to the three months ended July 2, 2021. Revenue from our Asia, U.S and Europe programs increased by $16.7 million, $12.2 million, and $6.6 million, respectively, and revenue from our Middle East programs decreased by $8.3 million.
Cost of Revenue
Cost of revenue as a percentage of revenue was 91.0% compared to 89.8% for the three months ended July 1, 2022 and July 2, 2021, respectively. The increase in cost of revenue of $30.6 million, or 7.3%, for the three months ended July 1, 2022, as compared to the three months ended July 2, 2021, was primarily due to the volume fluctuations described above for revenue. In addition, we realized lower margins associated with the early phases of new program operations during the three months ended July 1, 2022.
Selling, General, & Administrative (SG&A) Expenses
For the three months ended July 1, 2022, SG&A expenses of $29.7 million increased by $4.1 million, or 16.1%, as compared to July 2, 2021. The increase in SG&A expenses was due to M&A and integration costs of $5.9 million.

Operating Income
Operating income for the three months ended July 1, 2022 decreased by $7.6 million, or 33.5%, as compared to the three months ended July 2, 2021. The decrease was due primarily to the fluctuations described for above SG&A expenses and lower margin rates associated with early phases of new program operations.
Operating income as a percentage of revenue was 3.0% for the three months ended July 1, 2022, compared to 4.8% for the three months ended July 2, 2021. The decrease in operating income as a percent of revenue was the result of an increase in M&A and integration costs in SG&A expenses and lower margin rates associated with early phases of new program operations.
Aggregate cumulative catch-up adjustments increased operating income by $6.8 million and decreased operating income by $1.7 million for the three months ended July 1, 2022 and July 2, 2021, respectively. The aggregate cumulative catch-up adjustments for the three months ended July 1, 2022 and July 2, 2021 related to changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. Operating income is also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of Other Direct Cost (ODCs) purchases.
Six months ended July 1, 2022, compared to six months ended July 2, 2021
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
(In thousands, except for percentages)	July 1, 2022	July 2, 2021	$	%
Revenue	$954,537	$904,849	$49,688	5.5%
Cost of revenue	872,581	816,308	56,273	6.9%
% of revenue	91.4%	90.2%
Selling, general, and administrative expenses	61,699	49,427	12,272	24.8%
% of revenue	6.5%	5.5%
Operating income	20,257	39,114	(18,857)	(48.2)%
Operating margin	2.1%	4.3%
Interest expense, net	(3,643)	(4,186)	543	(13.0)%
Income from operations before income taxes	16,614	34,928	(18,314)	(52.4)%
% of revenue	1.7%	3.9%
Income tax expense	3,287	6,946	(3,659)	(52.7)%
Effective income tax rate	19.8%	19.9%
Net Income	$13,327	$27,982	$(14,655)	(52.4)%
Revenue
Revenue for the six months ended July 1, 2022 was $954.5 million, an increase of $49.7 million, or 5.5%, as compared to the six months ended July 2, 2021. Revenue from our U.S., Asia and Europe programs increased by $29.1 million, $29.3 million, and $4.5 million, respectively, and revenue from our Middle East programs decreased by $13.2 million.
Cost of Revenue
Cost of revenue as a percentage of revenue for the six months ended July 1, 2022 was 91.4% compared to 90.2% for July 2, 2021, respectively. The increase in cost of revenue of $56.3 million, or 6.9%, for the six months ended July 1, 2022, as compared to the six months ended July 2, 2021, was primarily due to the volume fluctuations described above for revenue. In addition, we realized lower margins associated with the early phases of new program operations during the six months ended July 1, 2022.
Selling, General, & Administrative (SG&A) Expenses
For the six months ended July 1, 2022, SG&A expenses of $61.7 million increased by $12.3 million, or 24.8%, as compared to the six months ended July 2, 2021. The increase in SG&A expenses was due to M&A and integration costs of $14.9 million.

Operating Income
Operating income for the six months ended July 1, 2022 decreased by $18.9 million, or 48.2%, as compared to the six months ended July 2, 2021. The decrease was due primarily to the fluctuations described above for SG&A expenses and lower margin rates associated with early phases of new program operations.
Operating income as a percentage of revenue was 2.1% for the six months ended July 1, 2022, compared to 4.3% for the six months ended July 2, 2021. The decrease in operating income was a result of an increase M&A and integration costs in SG&A expenses and lower margin rates associated with early phases of new program operations.
Aggregate cumulative catch-up adjustments increased operating income by $7.4 million for the six months ended July 1, 2022 and decreased operating income by $3.0 million for the six months ended July 2, 2021, respectively. The aggregate cumulative catch-up adjustments for the six months ended July 1, 2022 and July 2, 2021 related to changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. Operating income is also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of ODCs purchases.
Interest (Expense) Income, Net
Interest (expense) income, net for the three and six months ended July 1, 2022 and July 2, 2021 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
(In thousands, except for percentages)	July 1, 2022	July 2, 2021	$	%	July 1, 2022	July 2, 2021	$	%
Interest income	$6	$8	$(2)	(25.0)%	$50	$33	$17	51.5%
Interest expense	$(1,969)	(2,261)	(292)	(12.9)%	(3,693)	(4,219)	(526)	(12.5)%
Interest expense, net	$(1,963)	$(2,253)	$(290)	(12.9)%	$(3,643)	$(4,186)	$(543)	(13.0)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The decrease in interest expense, net, of $0.5 million for the six months ended July 1, 2022, compared to the six months ended July 2, 2021 was due to increased use of our revolving credit facility in 2021 for the December 31, 2020 acquisitions of Zenetex and HHB.
Income Tax Expense
We recorded income tax expense of $2.6 million and $4.4 million for the three months ended July 1, 2022 and July 2, 2021, respectively, representing effective income tax rates of 19.8% and 21.6%, respectively. For the six months ended July 1, 2022 and July 2, 2021, we recorded income tax provisions of $3.3 million and $6.9 million, representing effective income tax rates of 19.8% and 19.9%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% due to state and foreign taxes, required tax income exclusions, nondeductible expenses, available deductions not reflected in book income, and income tax credits.
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

In September 2014, we and our wholly-owned subsidiary, VSC, entered into a credit agreement. The credit agreement was subsequently amended, with the most recent amendment occurring January 24, 2022 and is collectively referred to as the Amended Agreement (See Note 6. Debt, in this Quarterly Report on Form 10-Q). The Amended Agreement consists of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver).
At July 1, 2022, there were $40.0 million of outstanding borrowings under the Amended Revolver. In addition, there were two letters of credit outstanding in the aggregate amount of $3.2 million, which reduced our borrowing availability under the Amended Revolver to $226.8 million. V2X had net debt of $58.4 million as of July 1, 2022 and $66.9 million as of December 31, 2021.
The Company recognized $5.9 million and $14.9 million of M&A-related costs that were expensed as incurred during the three and six months ended July 1, 2022, respectively. These costs increased cash outlays for Merger related payments by $5.8 million during the first and second quarters of 2022.
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $12.5 million of our total $31.8 million in unrestricted cash at July 1, 2022 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 67 and 75 days as of July 1, 2022 and December 31, 2021, respectively.
The following table sets forth net cash provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021
Operating activities	$19,636	$14,026
Investing activities	(5,587)	(6,401)
Financing activities	(16,984)	(6,176)
Foreign exchange[1]	(507)	(373)
Net change in cash, cash equivalents and restricted cash	$(3,442)	$1,076
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the six months ended July 1, 2022 consisted of cash inflows from net income of $13.3 million and non-cash net income items of $12.7 million, partially offset by cash outflows for other long-term assets and liabilities of $3.2 million and net working capital requirements of $3.2 million. The net working capital inflows were largely from increases in accounts payable offset by increases in accounts receivable and decreases in other accrued liabilities, which included an $8.1 million payment of deferred CARES Act payroll taxes.
Net cash provided by operating activities for the six months ended July 1, 2021 consisted of inflows from net income of $28.0 million increased by non-cash items of $13.4 million partially offset by outflows of net working capital requirements of $20.2 million and other long-term assets and liabilities of $7.2 million. The net working capital outflows were largely from increases in accounts receivable and accrued compensation partially offset by increases in accounts payable.

Net cash used in investing activities for the six months ended July 1, 2022 consisted of $3.5 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations and $ 2.1 million for a joint venture contribution.
Net cash used in investing activities for the six months ended July 2, 2021 consisted of $4.8 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations and $1.8 million for a joint venture contribution. These outflows were partially offset by inflows from a business acquisition purchase price adjustment.
Net cash used in financing activities during the six months ended July 1, 2022 consisted of repayments of long-term debt of $5.2 million, payments of $1.7 million for employee withholding taxes on share-based compensation and payments $0.5 million for debt issuance costs. During the six months ended July 1, 2022, we also borrowed and repaid $392.0 million and $402.0 million, respectively, on the Amended Revolver. These cash outflows were partially offset by $0.4 million received from the exercise of stock options.
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
Capital Resources
At July 1, 2022, we held unrestricted cash of $31.8 million, which included $12.5 million held by foreign subsidiaries, and had $226.8 million of available borrowing capacity under the Amended Revolver, which expires on November 15, 2023. We believe that our cash at July 1, 2022, as supplemented by cash flows from operations and the Amended Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
We have a shelf registration statement with the Securities and Exchange Commission (the SEC) that became effective in January 2020 under which we may issue, from time to time, up to $250 million of common stock, preferred stock, depository shares, warrants, rights and debt securities. If necessary, we may seek to obtain additional term loans or issue debt or equity under the registration statement to supplement our working capital and investing requirements or to fund acquisitions. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.
See Note 15. Subsequent Event, in this Quarterly Report on Form 10-Q for a discussion of the debt incurred in connection with the Merger with Vertex.
Contractual Obligations
As of July 1, 2022, our commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	48,001	13,312	17,663	9,242	7,784
Principal payments on Amended Term Loan	50,200	10,400	39,800	—	—
Principal payments on Amended Revolver	40,000	—	40,000	—	—
Interest on Term Loan and Amended Revolver ¹	5,398	3,989	1,409	—	—
Total	143,599	27,701	98,872	9,242	7,784
¹ Includes unused funds fee and is based on the July 1, 2022 interest rate and outstanding Amended Revolver balance
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
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
New Accounting Pronouncements
Refer to Part I, Item 1, Note 2. "Recent Accounting Standards Update" in the Notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 and any variant strains thereof on the global economy and any current or future government mandated COVID-19 precautions, including mandatory vaccination; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; inflation and interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Merger, risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at July 1, 2022.
Interest Rate Risk
Each one percentage point change associated with the variable rate Amended Term Loan would result in a $0.5 million change in our related annual cash interest expenses.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $270.0 million, each one percentage point change in interest rates would result in a $2.7 million change in our annual cash interest expense.
In the past, we entered into interest rate swap derivative instruments to manage our exposure to interest rate risk related to our Amended Term Loan. On June 29, 2022, in conjunction with our planned extinguishment of the related hedged debt interest expense, we terminated our remaining interest rate swaps that were designated and qualified as effective cash flow hedges. Refer to Note 7. Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience some volatility related to movements in foreign currency exchange rates. In the past, we entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on our Condensed Consolidated Statements of Income and our Condensed Consolidated Balance Sheets was immaterial and related hedging was discontinued. Our last forward contracts expired in January 2021 and no such contracts are outstanding as of July 1, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period ended July 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Unless the context otherwise requires or unless stated otherwise, and with the exception of the Item 1A. Risk Factors section below, references in this Part II to the “Company,” “combined company,” "we," "us," and "our," refer to V2X, Inc. and all of its consolidated subsidiaries, taken together as a whole, excluding Vertex Aerospace Services Holding Corp. (Vertex) and/or its consolidated subsidiaries acquired in Vectrus, Inc.'s (Vectrus) merger with Vertex (the Merger).
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
Refer to Note 9. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, based on information currently known to us and recent developments since the date of the filing of the Annual Report on Form 10-K. In this Item 1A. Risk Factors, unless the context otherwise requires or unless stated otherwise, the "Company", "combined company", "we", "us", and "our", refer to V2X, Inc. and all of its consolidated subsidiaries, taken together as a whole, including Vertex and/or its consolidated subsidiaries acquired in the Merger. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report on Form 10-K for the year ended December 31, 2021. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or future results.
The market price for our common stock may be affected by factors different from those that historically have affected our common stock.
Following the Merger, our shareholders became shareholders of the combined company. The combined company’s business will differ from that of Vectrus, and accordingly the results of operations of the combined company following the Merger will be affected by some factors that are different from those previously affecting our results of operations.
We meet the requirements to be a “controlled company” within the meaning of the rules of the New York Stock Exchange (NYSE) and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on its Board of Directors or Board committees.
Following the Merger, approximately 62.25% of the outstanding shares of the common stock of the combined company is held by holders of the equity interests of Vertex, on a fully diluted basis, and approximately 37.75% is held by the holders of the common stock of Vectrus, on a fully diluted basis. Vertex Aerospace Holdco LLC, a Delaware limited liability company (Vertex Holdco), an affiliate of American Industrial Partners Capital Fund VI, L.P., a Delaware limited partnership and private equity fund affiliated with American Industrial Partners (AIP Fund VI), owns approximately 58% of the fully diluted shares of the common stock of the combined company.
As a result, we are a “controlled company” for purposes of Section 303A of the NYSE Listed Company Manual and are exempt from certain governance requirements otherwise required by the NYSE. Under Section 303A, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating/corporate governance committee composed solely of independent directors. Following the consummation of the Merger, we continue to have an audit committee that is composed entirely of independent directors.
As a result, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions, and our shareholders will not have the same protections afforded to shareholders of other companies that are required to comply with the independence rules of the NYSE.
Combining the two companies may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our business with Vertex’s. We may not realize the benefits of the Merger, including, among other things: (i) the expectation that combining Vectrus and Vertex would create a larger, stronger company with (a) an enhanced ability to compete for more integrated business opportunities, (b) a more diversified revenue base across geographies, clients and contract types in supporting missions for the U.S. Department of Defense and other government agencies, and (c) a combined contract portfolio that will be more balanced across the government agencies served or (ii) the expectation that Vectrus will be able to use free cash flow to reduce its indebtedness.
The Merger involves the integration of Vertex’s business with our existing business, which is a complex, costly and time-consuming process. Furthermore, Vertex’s current process of integrating its Defense Training and Mission Critical Services business (the TTS Business), which still relies on certain operating and support services from Raytheon Company, could further increase the complexity and costs of integrating our and Vertex’s businesses following the Merger. It is possible that the integration process could result in material challenges, including, without limitation:
• the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Merger;
• managing a larger combined company;
• the creation of a new executive management team that combines certain members of Vectrus’ current management team with certain members of Vertex’s current management team;
• maintaining employee morale and retaining key management and other employees;
• the possibility of faulty assumptions underlying expectations regarding the integration process;
• retaining existing business and operational relationships and attracting new business and operational relationships;
• consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;
• integrating the companies’ financial reporting and internal control systems, including compliance by the combined company with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;
• coordinating geographically separate organizations;
• maintaining and protecting the competitive advantages of each of Vectrus and Vertex, including the trade secrets, know-how and intellectual property related to its processes;
• unanticipated issues in integrating information technology, communications and other systems; and
• unforeseen expenses or delays associated with the Merger.
Many of these factors will be outside of the combined company’s control, and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.
If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period after completion of the Merger. In addition, the actual cost savings of the Merger could be less than anticipated.
Our future results may be adversely impacted if the combined company does not effectively manage its expanded operations.
Following the completion of the Merger, the size of our business is significantly larger than the previous size of either Vectrus’ or Vertex’s respective businesses. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.
We incurred substantial expenses related to the completion of the Merger and the integration of Vectrus and Vertex.
We incurred, and expect to continue to incur, a number of nonrecurring costs associated with the Merger and combining the operations of the two companies. The substantial majority of nonrecurring expenses will be comprised of transaction and regulatory costs related to the Merger. We will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. Furthermore, Vertex’s current process of integrating its Defense Training and Mission Critical Services business (the TTS Business), which still relies on certain operating and support services from Raytheon Company, could further increase the complexity and costs of integrating our businesses following the Merger.

Anti-takeover defenses may delay or prevent future mergers.
Provisions contained in our articles of incorporation and bylaws and certain provisions of Indiana law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control.
The composition of the combined company Board of Directors is different than the prior composition of the Vectrus Board of Directors.
Upon consummation of the Merger, the composition of the Board of Directors of the combined company became different than the Vectrus Board. Upon the consummation of the Merger, the Board of Directors of the combined company consisted of eleven members, five of whom are designated by Vertex, five of whom are designated by Vectrus, and one of whom is the Chief Executive Officer of Vectrus as of immediately prior to the closing of the Merger on July 5, 2022 (the Closing Date). Further, certain Vertex parties have the ability to designate directors, so long as certain former Vertex stockholders own certain specified thresholds of combined company common stock.
This new composition of the Board of Directors of the combined company may affect the future decisions of the combined company.
Vectrus shareholders have significantly less influence as shareholders of the combined company than they did as shareholders of Vectrus.
Following the Merger, approximately 62.25% of the outstanding shares of the common stock of the combined company is held by holders of the equity interests of Vertex, on a fully diluted basis, and approximately 37.75% is held by the holders of the common stock of Vectrus, on a fully diluted basis. Consequently, holders of Vectrus shares prior to the Merger, as a group, will exercise significantly less influence over the management and policies of the combined company than they previously had over our management team and policies.
Through their indirect ownership of a majority of our voting power and the provisions set forth in the amended and restated articles of incorporation, the amended and restated bylaws, and the shareholders agreement entered into on the Closing Date, among Vertex Holdco, Ally Commercial Finance LLC, a Delaware limited liability company, and certain other individual shareholders of Vertex and Vectrus (the Shareholders Agreement), AIP Fund VI and its affiliates will have the ability to designate and elect a majority of the combined company’s directors until our 2024 annual shareholders meeting. Further, AIP Fund VI and its affiliates will also have control over all other matters submitted to shareholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law, and corporate governance, subject to the terms of the shareholders agreement entered into on the Closing Date, among Vertex Holdco, Ally Commercial Finance LLC, a Delaware limited liability company, and certain other individual shareholders of Vertex and Vectrus (the Shareholders Agreement) that require Vertex Holdco and its affiliates to which shares of Company common stock are transferred by certain other former stockholders of Vertex who became shareholders of the Company (the Former Vertex Stockholders and collectively, the Vertex Holdco Parties) to vote in a specified manner in director elections. AIP Fund VI and its affiliates may have different interests than other holders of Vectrus common stock and may make decisions adverse to such holders’ interests.
Among other things, AIP Fund VI’s and its affiliates’ control could delay, defer, or prevent a sale of Vectrus that Vectrus’ other shareholders support, or, conversely, this control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could discourage a potential investor from seeking to acquire Vectrus common stock and, as a result, might harm the market price of Vectrus common stock.
In connection with the Merger, we assumed significantly more indebtedness than Vectrus’ prior indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense.
In connection with the Merger, the combined company incurred significant additional indebtedness, including under the First Term Lien Facility and the Second Lien Term Facility and the ABL Facility (each as defined in Note 15. Subsequent Event, in the Notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
The amount of cash required to pay interest on our increased indebtedness levels following completion of the Merger, and thus the demands on our cash resources, is expected to be greater than the amount of cash flows required to service our indebtedness prior to the Merger. The increased levels of indebtedness following completion of the Merger could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Merger, or if our financial performance does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Moreover, in the future, we may be required to raise substantial additional financing to fund working capital, capital expenditures, the repayment or refinancing of our indebtedness, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
Additionally, certain of our financial obligations and instruments, including the secured credit facilities, as well as financial instruments that we hold or use, are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) and/or the Secured Overnight Financing Rate as a benchmark for establishing the applicable interest rate. On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after December 31, 2021. The Federal Reserve Bank of New York now publishes the Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York. The potential consequences from discontinuation, modification or reform of LIBOR, implementation of alternative reference rates, including the Secured Overnight Financing Rate, and any interest rate transition process cannot be fully predicted and may have an adverse impact on values of LIBOR-linked securities and other financial obligations or extensions of credit and may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes.
The secured credit facilities include fallback language providing for a mechanism to convert to a new reference rate in the event that LIBOR ceases to exist. In certain circumstances, such transition may also occur at the election of Vertex and the administrative agent under the respective credit facility. This could materially and adversely affect our results of operations, cash flows and liquidity. The methodology for calculating these reference rates differs in a number of respects from the methodology for calculating LIBOR, and they are not expected to be the economic equivalent of LIBOR. As a result of such differences in methodology, among other factors, it is possible that these rates will perform differently from LIBOR in future periods and may be more volatile. Additionally, there can be no assurance that the new reference rates will attain market acceptance as replacements of LIBOR. These interest rates will fluctuate with changing market conditions and, if they increase, our interest expense will also increase. The market transition away from LIBOR to alternative reference rates is complex and could have a range of material adverse effects on our business, financial condition and results of operations. In particular, increased interest rate expense would adversely affect our cash flow and our ability to service our indebtedness and fund our operations.
Following the Merger, our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the secured credit facilities are at variable rates of interest and will expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed would remain the same, and our ability to generate cash from operations and other cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
We may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
The agreements that govern the indebtedness incurred in connection with the Merger contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
The agreements that govern the indebtedness incurred in connection with the Merger contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our and certain of our subsidiaries’ ability to incur debt and our and certain of our subsidiaries’ ability to merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends; redeem or repurchase certain debt; and enter into certain restrictive agreements. Our and our subsidiaries’ ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us following the Merger or our indebtedness could make it more difficult or costly for us to obtain additional financing in the future.
Vectrus and Vertex have been and, following the consummation of the Merger, we will be rated by one or more nationally recognized rating agencies and may in the future be rated by additional rating agencies. There can be no assurance that any rating assigned to the combined company will be as favorable as our or Vertex’s rating prior to the Merger nor will such combined company rating remain as favorable for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) could make it more difficult or more expensive for us to obtain additional debt financing on terms acceptable to the combined company or at all in the future.
Sales of shares of our common stock after the Merger may negatively affect the market price of our common stock.
If Vertex Holdco or certain other Former Vertex Stockholders sell substantial amounts of our common stock in the public market following the Merger, the market price of our common stock could decrease. Following the Merger, approximately 62.25% of the outstanding shares of the common stock of the combined company is held by the holders of the equity interests of Vertex as of immediately prior to the Merger, on a fully diluted basis, and approximately 37.75% is held by the holders of the common stock of Vectrus, on a fully diluted basis. The Merger consideration held by certain former Vertex stockholders is generally eligible for resale subject to a six-month lockup period pursuant to the terms of the Shareholders Agreement and certain limitations under applicable federal securities laws. Further, the terms of the registration rights agreement require us to file a resale shelf registration statement on Form S-3 or other applicable registration form registering all of the registrable securities held by Vertex Holdco and the certain former Vertex stockholders as soon as reasonably practicable, but no later than the earlier of (a) the forty-fifth (45th) calendar day following the Vectrus’s receipt of all of the historical financial information of Vertex’s Virgo and the Sky businesses and all of the related pro forma financial information required to be included in a shelf registration on a Form S-3 and (b) the ninetieth (90th) calendar day following the Closing Date.
The market price of our common stock could decline once restrictions on resale by Vertex Holdco and other holders of our common stock lapse.
Following the consummation of the Merger, we assumed certain potential liabilities relating to Vertex.
Following the consummation of the Merger, we assumed certain potential liabilities relating to Vertex, including its outstanding legal proceedings. Vertex does not maintain or has limited remaining insurance coverage for certain of these claims and we may not be able to obtain additional insurance on acceptable terms or at all that will provide adequate protection against potential liabilities related to these claims. In addition, any reserves established by us for estimated losses, including with respect to these claims, do not represent an exact calculation of actual liability but instead represent estimates of the probable loss at the time the reserve is established. Due to the inherent uncertainty underlying loss reserve estimates, additional reserves may be established from time to time, and actual losses may be materially higher or lower than the related reserve. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
Following the completion of the Merger, AIP Fund VI, through its affiliate, Vertex Holdco, is our largest shareholder, owning approximately 58% of the fully diluted shares of our common stock, and has the ability to exercise significant influence over decisions requiring our shareholders’ approval and, pursuant to the Shareholders Agreement, has consent rights over certain fundamental actions of the combined company.
Following the completion of the Merger, AIP Fund VI, through its affiliate, Vertex Holdco, owns approximately 58% of the fully diluted shares of our common stock. As a result, AIP Fund VI has the ability to exercise significant influence over decisions requiring approval of our shareholders, including the election of directors, amendments to our articles of incorporation and approval of significant corporate transactions, such as a merger or other sale of us or our assets.
This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company and may negatively affect the market price of our common stock. Also, AIP Fund VI and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete with us. AIP Fund VI or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
In addition, pursuant to the Shareholders Agreement, for so long as the certain former Vertex stockholders collectively beneficially own 34% or more of the outstanding shares of our common stock, we will not be permitted to take certain fundamental actions without the requisite consent.
The Merger has exposed us to additional risks in our industry, as well as new risks associated with Vertex’s business.
Upon completion of the Merger, we became subject to a variety of additional risks inherent in ours and Vertex’s industries, including increased competition, governmental regulation and litigation, as well as additional risks inherent to contracting with the U.S. government.

If we do not successfully manage our investments in new business strategies or integrate and manage our acquired businesses or brands, our operating results may adversely be affected.
Vectrus and Vertex have pursued, and from time to time following the Merger, we may pursue, strategic acquisitions or other investments in order to increase our competitive position. These transactions require significant investment of time and resources and may disrupt our business and distract our management team from other responsibilities. Even if successful, these transactions could affect our operating results for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, key customers, key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material liabilities in an acquisition, including liabilities that are unknown at the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management team and employees, increase our expenses, perform poorly, subject us to liabilities, and increase risk of litigation, all of which could harm the combined company’s business. Furthermore, Vertex’s process of integrating its TTS Business, which still relies on certain operating and support services from a former owner, could further increase the complexity and costs of integrating our businesses following the Merger.
Furthermore, we may incur unforeseen liabilities and obligations in connection with any of our recently completed acquisitions and any future acquisitions, including in connection with the integration or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our respective internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in our financial records and in our consolidated financial statements. Additionally, new ventures and investments are inherently risky and may not be successful, and we may face challenges in achieving strategic objectives and other benefits expected from such investments or ventures. Any acquisitions, investments or ventures may also result in the diversion of management attention and resources from other initiatives and operations. Our financial performance will depend in large part on how well we can manage and improve the performance of acquired businesses or brands and the success of our other investments and ventures. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such transactions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
Following the Merger, the combined company’s workforce is represented by labor unions, and the combined company’s business could be harmed in the event of labor disputes or prolonged work stoppages.
As of December 31, 2021, approximately 15% of Vectrus’ employees and 50% of Vertex’s employees were unionized. We had 21, and Vertex had 32, collective bargaining agreements with labor unions. We cannot accurately predict how stable our relations will be or whether we will be able to successfully negotiate successor agreements without impact on our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages by our union employees could negatively impact our ability to provide services to the U.S. government on a timely basis, which could negatively impact our results of operations and financial condition.
Following the Merger, we could lose key personnel or may be unable to recruit qualified personnel.
Due to the specialized nature of our business, our future performance and rate of growth is highly dependent upon the continued services of key personnel and executive officers, the development of additional management personnel and the hiring of new qualified technical, marketing, sales, and management personnel for our operations. We may be unable to retain and motivate personnel and executive officers sufficiently to maintain our current business and support the projected growth and initiatives of the combined business and financial performances may be adversely affected.
In addition, our profitability is affected by how efficiently we utilize each of our workforces, including our and Vertex’s ability to transition employees from completed contracts to new assignments, to hire and assimilate new employees; to hire personnel in or timely deploy expatriates to foreign countries; to manage attrition and a subcontractor workforce; and to devote time and resources to training, business development, professional development and other non-chargeable activities. Further, continued visa and other travel restrictions related to the ongoing COVID-19 pandemic as well as political unrest in other areas of the world may also impact our ability to properly perform on existing and future contracts.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation of V2X, Inc. (incorporated by reference to Exhibit 3.1 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)
3.2	Second Amended and Restated Bylaws of V2X, Inc. (incorporated by reference to Exhibit 3.2 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)
4.1
Shareholders Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 4.1 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)*

4.2
Registration Rights Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 4.2 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)*

10.1
Management Services Agreement, dated as of July 5, 2022, by and between Vectrus, Inc. and AIP, LLC (incorporated by reference to Exhibit 10.1 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)
10.3
First Lien Credit Agreement, dated as of the December 6, 2021 (as amended by Amendment No 1., dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.3 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)

10.4
Second Lien Credit Agreement, dated as of December 6, 2021, by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.4 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)

10.5
ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to V2X, Inc.’s Current Report on Form 8-K filed July 5, 2022)

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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

* Certain schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
+ Filed herewith.
# Submitted electronically with this report.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 001-36341.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2X, INC.
/s/ William B. Noon
By: William B. Noon
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: August 9, 2022