Form 10-Q
period 2022-09-30
V2X, Inc.
filed 2022-11-08
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
As of November 2, 2022, there were 30,466,038 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$958,156	$459,408	$1,912,693	$1,364,257
Cost of revenue	861,073	418,900	1,733,654	1,235,209
Selling, general, and administrative expenses	92,596	27,618	154,295	77,045
Operating income	4,487	12,890	24,744	52,003
Interest expense, net	(27,265)	(1,955)	(30,908)	(6,140)
(Loss) income from operations before income taxes	(22,778)	10,935	(6,164)	45,863
Income tax (benefit) expense	(5,739)	677	(2,453)	7,623
Net (loss) income	$(17,039)	$10,258	$(3,711)	$38,240

(Loss) earnings per share
Basic	$(0.57)	$0.87	$(0.21)	$3.27
Diluted	$(0.56)	$0.87	$(0.21)	$3.23
Weighted average common shares outstanding - basic	29,830	11,726	17,806	11,696
Weighted average common shares outstanding - diluted	30,172	11,849	18,020	11,830
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2022	2021	2022	2021
Net (loss) income	$(17,039)	$10,258	$(3,711)	$38,240
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	—	242	666	766
Net change in fair value of foreign currency forward contracts	—	(62)	31	(557)
Tax (expense) benefit	—	(3)	272	(30)
Net change in derivative instruments	—	177	969	179
Foreign currency translation adjustments, net of tax	(2,136)	(3,093)	(6,390)	(5,019)
Other comprehensive income (loss) net of tax	(2,136)	(2,916)	(5,421)	(4,840)
Total comprehensive (loss) income	$(19,175)	$7,342	$(9,132)	$33,400

The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except per share information)	2022	2021
Assets
Current assets
Cash and cash equivalents	$144,061	$38,513
Restricted cash	3,312	—
Receivables	690,943	348,605
Prepaid expenses	74,483	21,160
Other current assets	12,398	15,062
Total current assets	925,197	423,340
Property, plant, and equipment, net	75,960	23,758
Goodwill	1,537,710	321,734
Intangible assets, net	559,985	66,582
Right-of-use assets	51,968	43,651
Other non-current assets	17,632	10,394
Total non-current assets	2,243,255	466,119
Total Assets	$3,168,452	$889,459
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$385,936	$212,533
Compensation and other employee benefits	147,870	80,284
Short-term debt	11,850	10,400
Other accrued liabilities	172,027	55,031
Total current liabilities	717,683	358,248
Long-term debt, net	1,286,985	94,246
Deferred tax liability	50,249	32,214
Operating lease liability	40,234	34,536
Other non-current liabilities	84,918	20,128
Total non-current liabilities	1,462,386	181,124
Total liabilities	2,180,069	539,372
Commitments and contingencies (Note 10)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000 shares authorized; 30,460 and 11,738 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	305	117
Additional paid in capital	735,357	88,116
Retained earnings	264,042	267,754
Accumulated other comprehensive loss	(11,321)	(5,900)
Total shareholders' equity	988,383	350,087
Total Liabilities and Shareholders' Equity	$3,168,452	$889,459

The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	October 1,
(In thousands)	2022	2021
Operating activities
Net (loss) income	$(3,711)	$38,240
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	8,663	4,788
Amortization of intangible assets	28,597	7,521
Loss on disposal of property, plant, and equipment	59	65
Stock-based compensation	18,800	6,927
Amortization of debt issuance costs	3,903	689
Changes in assets and liabilities:
Receivables	(1,676)	(22,835)
Prepaid expenses	(3,442)	(15,625)
Other assets	1,119	(118)
Accounts payable	50,210	55,653
Deferred taxes	(151)	780
Compensation and other employee benefits	21,200	(5,737)
Other liabilities	(23,803)	(16,970)
Net cash provided by operating activities	99,768	53,378
Investing activities
Purchases of capital assets	(8,231)	(7,650)
Proceeds from the disposition of assets	20	16
Acquisition of business, net of cash acquired	194,431	262
Contribution to joint venture	—	(2,496)
Net cash provided by (used in) investing activities	186,220	(9,868)
Financing activities
Repayments of long-term debt	(58,363)	(6,000)
Proceeds from revolver	392,000	352,000
Repayments of revolver	(495,000)	(397,000)
Proceeds from exercise of stock options	370	114
Payment of debt issuance costs	(2,324)	(17)
Payments of employee withholding taxes on share-based compensation	(1,934)	(2,317)
Net cash used in financing activities	(165,251)	(53,220)
Exchange rate effect on cash	(11,877)	(2,784)
Net change in cash, cash equivalents and restricted cash	108,860	(12,494)
Cash, cash equivalents and restricted cash - beginning of year	38,513	68,727
Cash, cash equivalents and restricted cash - end of period	$147,373	$56,232

Supplemental disclosure of cash flow information:
Interest paid	$27,035	$4,706
Income taxes paid	$10,344	$9,068
Non-cash investing activities:
Purchase of capital assets on account	$438	$480
Common stock issued for business acquisition	$630,636	$—
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income				12,048		12,048
Foreign currency translation adjustments					(2,356)	(2,356)
Unrealized loss on cash flow hedge					(77)	(77)
Employee stock awards and stock options	75	1	113			114
Taxes withheld on stock compensation awards			(2,184)			(2,184)
Stock-based compensation			1,983			1,983
Balance at April 2, 2021	11,700	$117	$82,735	$234,074	$(2,460)	$314,466
Net income				15,934		15,934
Foreign currency translation adjustments					430	430
Unrealized gain on cash flow hedge					79	79
Employee stock awards and stock options	24	—	—			—
Taxes withheld on stock compensation awards			(88)			(88)
Stock-based compensation			2,003			2,003
Balance at July 2, 2021	11,724	$117	$84,650	$250,008	$(1,951)	$332,824
Net income				10,258		10,258
Foreign currency translation adjustments					(3,093)	(3,093)
Unrealized gain on cash flow hedge					177	177
Employee stock awards and stock options	3	—	—			—
Conversion of liability-based stock compensation awards to equity-based stock compensation awards			405			405
Taxes withheld on stock compensation awards			(45)			(45)
Stock-based compensation			1,680			1,680
Balance at October 1, 2021	11,727	$117	$86,285	$260,266	$(4,867)	$341,801

Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net income				2,855		2,855
Foreign currency translation adjustments					(616)	(616)
Unrealized gain on cash flow hedge					374	374
Employee stock awards and stock options	67	1	—			1
Taxes withheld on stock compensation awards			(1,626)			(1,626)
Stock-based compensation			3,100			3,100
Balance at April 1, 2022	11,805	$118	$89,590	$270,609	$(6,142)	$354,175

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount		Retained Earnings
Net income				10,472		10,472
Foreign currency translation adjustments					(3,637)	(3,637)
Unrealized loss on cash flow hedge					594	594
Employee stock awards and stock options	41	—	369			369
Taxes withheld on stock compensation awards			(70)			(70)
Stock-based compensation			1,575			1,575
Balance at July 1, 2022	11,846	$118	$91,464	$281,081	$(9,185)	$363,478
Net loss				(17,039)		(17,039)
Foreign currency translation adjustments					(2,136)	(2,136)
Unrealized loss on cash flow hedge						—
Employee stock awards and stock options	22					—
Issuance of common stock in connection with a business combination	18,592	187	630,449			630,636
Taxes withheld on stock compensation awards			(237)			(237)
Stock-based compensation			13,681			13,681
Balance at September 30, 2022	30,460	$305	$735,357	$264,042	$(11,321)	$988,383
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
V2X, Inc., an Indiana Corporation, formerly known as Vectrus, Inc. (Vectrus), is a leading provider of critical mission solutions and support to defense clients globally. The Company operates as one segment and delivers a comprehensive suite of integrated solutions across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Vectrus was incorporated in the State of Indiana in February 2014. On September 27, 2014, Exelis Inc, an Indiana corporation, spun-off (the Spin-off) Vectrus and Vectrus became an independent, publicly traded company. References in these notes to "Exelis" or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by a predecessor entity of L3Harris Technologies, Inc. in May 2015.
On March 7, 2022, Vectrus entered into an Agreement and Plan of Merger (the Merger Agreement) with Vertex Aerospace Services Holding Corp., a Delaware corporation (Vertex), Andor Merger Sub Inc., a Delaware corporation (Merger Sub Inc.) and Andor Merger Sub LLC, a Delaware limited liability company (Merger Sub LLC). On July 5, 2022 (the Closing Date), Vectrus completed its merger (Merger) thereby forming V2X, Inc. For a description of the Merger, see Note 3, Merger.
Unless the context otherwise requires or unless stated otherwise, references in these notes to "V2X", "we," "us," "our," “combined company”, "the Company" and "our Company" refer to V2X, Inc. and all of its consolidated subsidiaries (including, subsequent to the Merger, Vertex and its consolidated subsidiaries), taken together as a whole.
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
We account for our investments in HDSS, J&J, and ServCore under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest in these entities. We record our proportionate share of income or losses from HDSS, J&J, and ServCore in selling, general and administrative (SG&A) expenses in the Condensed Consolidated Statements of Income. Our investment in these joint ventures is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2022, we received a net cash distribution of $0.8 million from our joint ventures. As of September 30, 2022 and December 31, 2021 our joint venture investment balance was $6.0 million and $5.4 million, respectively. Our proportionate share of income from the HDSS, J&J, and ServCore joint ventures was $1.4 million for the first three quarters of both 2022 and 2021.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 30, 2022 for the third quarter of 2022 and October 1, 2021 for the third quarter of 2021), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as "three months ended."
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
Restricted Cash
The Company had restricted cash of $3.3 million related to collateral security for two outstanding letters of credit at September 30, 2022 and no restricted cash as of December 31, 2021.
Reconciliation of cash, cash equivalents and restricted cash as of September 30, 2022 is presented in the following table:

(In thousands)	September 30, 2022
Cash and cash equivalents	$144,061
Restricted cash	3,312
Total cash, cash equivalents and restricted cash	$147,373
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
Accounting Standards That Were Adopted
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). The amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. The amendment also provides certain practical expedients when applying the guidance. ASU No. 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. Early adoption is to be applied to all business combinations that occur during the fiscal year that the amendment is adopted. We adopted this standard in the third quarter of 2022 and applied the guidance to our Merger.
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

NOTE 3
MERGER
On July 5, 2022, the Closing Date, Vectrus completed its previously announced Merger with Vertex, forming V2X, a global leader in aerospace and defense technologies, by acquiring all of the outstanding shares of Vertex. On the Closing Date, Vertex and its consolidated subsidiaries became wholly-owned subsidiaries of the Company.
The combined V2X entity from the Merger is a larger and more diversified Company with the ability to compete for more integrated business opportunities and generate revenue across geographies, clients, and contract types in supporting the mission of our customers.
The operating results of Vertex subsequent to the Closing Date are included in the Company's consolidated results of operations. Vertex and its consolidated subsidiaries recognized revenue of $451.6 million, operating income of $0.6 million and net loss of $12.6 million for the period from the Closing Date until September 30, 2022.
The Company recognized $28.2 million and $41.3 million of acquisition-related costs that were expensed as incurred during the three and nine months ended September 30, 2022, respectively. These costs are included in SG&A expense in the Condensed Consolidated Statements of Income.
Purchase Price Allocation
The Merger is accounted for as a business combination. As such, the assets acquired and liabilities assumed are accounted for at fair value, with the excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed recorded as goodwill.
The Closing Date fair value of the consideration transferred totaled $634.0 million, which was comprised of the following:

($ in thousands, except share and per share amounts)	Purchase Price
Shares of V2X common stock issued	18,591,866
Market price per share of V2X as of Closing Date	$33.92
Fair value of common shares issued	$630,636
Fair value of cash consideration	3,315
Total consideration transferred	$633,951
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Merger as of the Closing Date. The estimated fair value of Vertex’s assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. As of September 30, 2022, we considered these amounts to be preliminary because we are still in the process of gathering and reviewing information to support the valuations of certain contractual and operational factors underlying the customer related intangible assets, details surrounding tax matters and assumptions underlying certain existing or potential reserves, such as those for legal matters. The final determination could result in material adjustments.

(In thousands)	Preliminary Fair Value
Cash and cash equivalents	$197,747
Receivables	336,169
Prepaid expenses	49,531
Property, plant, and equipment, net	53,618
Intangibles assets, net	522,000
Other assets	18,670
Accounts payable	(122,269)
Net debt	(1,352,304)
Accrued payroll	(49,282)
Other liabilities	(235,905)
Total identifiable net assets	(582,025)
Goodwill	1,215,976
Total purchase consideration	$633,951

As a result of the Merger, the Company recognized $1,216.0 million of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies, expanded market opportunities and other benefits that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes. In addition, $522.0 million was recognized for customer related amortizable intangible assets with a weighted average life of 7.4 years.
As part of the Merger, V2X acquired certain contracts, including a Transition Services Agreement (TSA) with Crestview Aerospace LLC (Crestview), which was previously divested to American Industrial Partners Capital Fund VI, L.P. (AIP). As of September 30, 2022, the Company recorded $0.9 million of income related to the TSA with Crestview, which was recorded as a reduction in cost of sales. AIP currently holds approximately 62% of V2X common stock.
The following unaudited pro forma information shows the combined results of our operations for the three and nine months ended September 30, 2022 and 2021 as if the Merger had occurred on January 1, 2021. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Vertex. The pro forma adjustments include: a) incremental amortization expense associated with identified intangible assets; b) incremental interest expense resulting from fair value adjustments applied to the Vertex debt that we assumed; and c) a reduction of revenues and operating expenses associated with fair value adjustments made to acquire assets and assumed liabilities, such as contract cost assets and contract liabilities.
This unaudited pro forma information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2022	2021	2022	2021
Pro forma Revenue	$961,281	$876,267	$2,691,399	$2,555,502
Pro forma Net Income (Loss)	$9,576	$19,476	$5,583	$(4,645)

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
Remaining performance obligations as of September 30, 2022 and December 31, 2021 are presented in the following table:

	September 30,	December 31,
(In millions)	2022	2021
Performance Obligations	$3,362	$1,398
As of September 30, 2022, we expect to recognize approximately 26% of the remaining performance obligations as revenue in 2022 and the remaining 74% during 2023.
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

The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments are driven by changes in contract terms, program performance, customer scope changes, and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract. Cumulative catch-up adjustments for the three and nine months ended September 30, 2022 decreased operating income by $1.5 million and increased operating income $5.9 million, respectively. For the three and nine months ended October 1, 2021, the adjustments increased operating income by $2.6 million and decreased operating income by $0.4 million, respectively.
For the three and nine months ended September 30, 2022, the cumulative catch-up adjustments to operating income decreased revenue by $1.7 million and increased revenue by $6.1 million, respectively. For the three and nine months ended October 1, 2021, the cumulative catch-up adjustments to operating income increased revenue by $3.0 million and $1.4 million, respectively.
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
Revenue by contract type for the three and nine months ended September 30, 2022 and October 1, 2021 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(In thousands)	2022	2021	Change	2022	2021	Change
Cost-plus and cost-reimbursable	$505,743	$338,007	49.6%	$1,172,397	$972,426	20.6%
Firm-fixed-price	416,618	105,619	294.5%	672,970	345,792	94.6%
Time and material	35,795	15,782	126.8%	67,326	46,039	46.2%
Total revenue	$958,156	$459,408		$1,912,693	$1,364,257
Revenue by geographic region in which the contract is performed for the three and nine months ended September 30, 2022 and October 1, 2021 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(In thousands)	2022	2021	Change	2022	2021	Change
United States	$582,817	$139,357	318.2%	$908,271	$435,717	108.5%
Middle East	261,997	263,257	(0.5)%	747,310	761,758	(1.9)%
Europe	62,669	34,902	79.6%	143,847	111,604	28.9%
Asia	50,673	21,892	131.5%	113,265	55,178	105.3%
Total revenue	$958,156	$459,408		$1,912,693	$1,364,257

Revenue by contract relationship for the three and nine months ended September 30, 2022 and October 1, 2021 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(In thousands)	2022	2021	Change	2022	2021	Change
Prime contractor	$886,415	$429,370	106.4%	$1,781,961	$1,272,671	40.0%
Subcontractor	71,741	30,038	138.8%	130,732	91,586	42.7%
Total revenue	$958,156	$459,408		$1,912,693	$1,364,257

Revenue by customer for the three and nine months ended September 30, 2022 and October 1, 2021 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
(In thousands)	2022	2021	Change	2022	2021	Change
Army	$352,923	$304,341	16.0%	$959,792	$869,690	10.4%
Air Force	165,085	63,569	159.7%	295,015	207,565	42.1%
Navy	270,071	52,556	413.9%	410,173	165,391	148.0%
Other	170,077	38,942	336.7%	247,713	121,611	103.7%
Total revenue	$958,156	$459,408		$1,912,693	$1,364,257
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities). Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we may receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to fund current operating expenses under the contract. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
As of September 30, 2022 and December 31, 2021, we had contract assets of $490.1 million and $240.0 million, respectively. Contract assets primarily consist of unbilled receivables, which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment (REA). For additional information regarding the composition of our receivables, see Note 5, Receivables. As of both September 30, 2022 and December 31, 2021, our contract liabilities were $80.7 million and $5.5 million, respectively.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	September 30, 2022	December 31, 2021
Billed receivables	$190,358	$104,074
Unbilled receivables (contract assets)	490,101	239,979
Other	10,484	4,552
Total receivables	$690,943	$348,605
As of September 30, 2022 and December 31, 2021, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date.

We expect to bill customers for the majority of the September 30, 2022 contract assets during 2022. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
NOTE 6
GOODWILL AND INTANGIBLE ASSETS
As of September 30, 2022 and December 31, 2021 the carrying amount of goodwill was $1,537.7 million and $321.7 million respectively. The $1,216.0 million increase for the nine months ended September 30, 2022 relates to the Merger. For a description of the Merger, see Note 3, Merger.
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Identifiable intangible assets consist of the following:

	September 30, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs	$441,300	$(39,621)	$401,679	$77,300	$(14,988)	$62,312
Customer contracts	165,200	(7,353)	157,847	7,200	(3,572)	3,628
Trade names and other	1,249	(790)	459	1,249	(607)	642
Balance	$607,749	$(47,764)	$559,985	$85,749	$(19,167)	$66,582
Identifiable intangible asset amortization expense was $24.2 million and $28.6 million for the three and nine months ended September 30, 2022, respectively. Intangible asset amortization for the three and nine months ended October 1, 2021 was $2.6 million and $7.5 million, respectively. As of September 30, 2022, the remaining average intangible asset amortization period was 7.43 years.
Future estimated amortization expense is as follows (in thousands):

Period	Amortization
2022 (remainder of the year)	$25,165
2023	$100,661
2024	$99,554
2025	$98,757
2026	$98,286
After 2026	$137,562
NOTE 7
DEBT
Senior Secured Credit Facilities
In September 2014, Vectrus and its wholly-owned subsidiary, Vectrus Systems Corporation (VSC), entered into a senior secured credit agreement. The credit agreement was subsequently amended on December 24, 2020 and January 24, 2022 and is collectively referred to as the Prior Credit Agreement. The credit agreement consisted of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver).
On the Closing Date, the outstanding debt from the Amended Term Loan and the Amended Revolver, $50.2 million and $40.0 million, respectively, was repaid and related guarantees and liens were discharged and released. Repayment was made using proceeds from the Vertex First Lien Credit Agreement described below. As of December 31, 2021, the balance outstanding under the Amended Term Loan and the Amended Revolver, was $55.4 million and $50.0 million, respectively
On the Closing Date, certain of our subsidiaries, including VSC (and together with VSC, the Company Guarantor Subsidiaries), that became direct or indirect subsidiaries of Vertex Aerospace Service Corp., a Delaware corporation and wholly-owned indirect subsidiary of Vertex (Vertex Borrower), have provided guarantees of the indebtedness under each of:
(i) the First Lien Credit Agreement, dated as of December 6, 2021 (as amended by the Amendment No. 1 to First Lien Credit Agreement, dated as of the Closing Date, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex First Lien Credit Agreement), by and among

Vertex Borrower, as borrower, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, direct parent entity of Vertex Borrower and wholly-owned indirect subsidiary of Vertex (Vertex Holdings), the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent;
(ii)    the Second Lien Credit Agreement, dated as of December 6, 2021 (as amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex Second Lien Credit Agreement), Vertex Borrower, as borrower, Vertex Holdings, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent; and
(iii) the ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of the Closing Date, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex ABL Credit Agreement), by and among Vertex Borrower, Vertex Holdings, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (in such capacity, the ABL Agent).
Vertex First Lien Credit Agreement.
The Vertex First Lien Credit Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,185.0 million, consisting of a $925.0 million term loan “B” tranche, (the First Lien Initial Term Tranche) and a $260.0 million incremental term loan “B” tranche (the First Lien Incremental Term Tranche and, together with the First Lien Initial Term Tranche, collectively, the First Lien Term Facility). The entire amount of the proceeds from the (i) First Lien Initial Term Tranche were previously used to finance the acquisition of certain subsidiaries of Raytheon Company, a Delaware corporation, and related transaction costs (the Sky Acquisition in December 2021). As provided in the Merger Agreement, the proceeds of the First Incremental Term Tranche were used by the Vertex Borrower to redeem all of the shares of previously issued preferred stock on the Closing Date (but prior to the Merger). The remaining First Lien Incremental Term Tranche proceeds were used to repay in full all outstanding indebtedness under the Prior Credit Agreement, and other transaction costs. Approximately $54.0 million of cash remained after funding the preferred stock redemption, repayment of the Prior Credit Agreement and other transaction costs. The loans under the First Lien Term Facility will be payable in full on December 6, 2028.
The First Lien Term Facility amortizes in an amount equal to approximately $3.0 million per quarter for the fiscal quarters ending September 30, 2022, through September 30, 2028, with the balance of $1,108.6 million due on December 6, 2028.
The Vertex Borrower’s obligations under the First Lien Term Facility, which were assumed in the Merger, are guaranteed by Vertex Holdings and Vertex Borrower’s wholly-owned domestic subsidiaries (including the Company Guarantor Subsidiaries, collectively, the First Lien Guarantors), subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the First Lien Term Facility and the First Lien Guarantors’ obligations under the related guarantees are secured by (i) a first priority-lien on substantially all of the Vertex Borrower’s and the First Lien Guarantors’ assets other than the ABL Priority Collateral, as defined below (subject to customary exceptions and limitations), and (ii) a second-priority lien on substantially all of the Vertex Borrower’s and the First Lien Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (collectively, the ABL Priority Collateral) (subject to customary exceptions and limitations).
The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 2.50% to 3.75% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 3.50% to 3.75% per annum, in each case, depending on the consolidated first lien net leverage ratio of the Vertex Borrower and its subsidiaries. As of September 30, 2022, the effective interest rate for the First Lien Initial Term Tranche was 7.63%. The borrowings under the First Lien Incremental Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 3.00% per annum, or a term benchmark rate, determined by reference to Term SOFR, plus a margin of 4.00% per annum. As of September 30, 2022, the effective interest rate for the First Lien Incremental Term Tranche was 7.90%
The Vertex First Lien Credit Agreement contains customary representations and warranties and affirmative covenants. The Vertex First Lien Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, additional liens, sales of assets, dividends, investments and advances, prepayments of debt and mergers and acquisitions.
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
As of September 30, 2022, the carrying value of the First Lien Credit Agreement was $1,122.8 million, net of deferred discount and unamortized deferred financing costs of $56.9 million. The estimated fair value of the First Lien Credit Agreement as of September 30, 2022 was $1,138.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
Vertex Second Lien Credit Agreement.
The Vertex Second Lien Credit Agreement provides for senior secured second lien term loans in an aggregate principal amount of $185.0 million (the Second Lien Term Facility). The entire amount of the proceeds from the Second Lien Term Facility were previously used to finance the Sky Acquisition in December 2021. The loans under the Second Lien Term Facility will be payable in full on December 6, 2029.
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
The borrowings under the Second Lien Term Facility bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 6.50% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 7.50% per annum. As of September 30, 2022, the effective interest rate for Second Lien Term Facility was 11.28%.
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
As of September 30, 2022, the carrying value of the Second Lien Credit Agreement was $176.0 million, net of a deferred discount of $9.0 million. The estimated fair value of the Second Lien Credit Agreement as of September 30, 2022 was $173.0 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
Vertex ABL Credit Agreement
The Vertex ABL Credit Agreement provides for a senior secured revolving loan facility (the ABL Facility) of up to an aggregate amount of $200.0 million (the loans thereunder, the ABL Loans). The Vertex ABL Credit Agreement also provides for (i) a $30.0 million sublimit of availability for letters of credit, and (ii) a $10.0 million sublimit for short-term borrowings on a swingline basis. The commitments under the ABL Facility expire on June 29, 2026, and any ABL Loans then outstanding will be payable in full at that time.
Availability under the ABL Facility is subject to a borrowing base (the Borrowing Base), which is based on 85% of eligible accounts receivable, eligible government account receivable and eligible government subcontract accounts receivable, plus 50% of eligible unbilled accounts receivable, plus the lesser of (x) 65% of the book value of eligible inventory, and (y) 85% of the net orderly liquidation value of eligible inventory of the Vertex Borrower, Vertex Holdings and most of the Vertex Borrower’s wholly-owned domestic subsidiaries (including the Company Guarantor Subsidiaries, collectively, the ABL Guarantors), after adjusting for customary reserves that are subject to the ABL Agent’s discretion. The aggregate amount of the ABL Loans made and letters of credit issued under the ABL Facility shall at no time exceed the lesser of the aggregate commitments under the ABL Facility (currently $200.0 million) or the Borrowing Base. To the extent that the Vertex Borrower’s and ABL Guarantors’ eligible accounts receivable, eligible government account receivable, eligible government subcontract accounts receivable, eligible unbilled accounts receivable, and eligible inventory, decline, the Borrowing Base will decrease, and the availability under the ABL Facility may decrease below $200.0 million. Any ABL Loans requested are subject to a number of customary conditions, including accuracy of representations and warranties and no default. The proceeds from the ABL Loans may be used to finance the working capital needs and general corporate purposes of the Vertex Borrower and its subsidiaries.

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
The Vertex ABL Credit Agreement contains customary representations and warranties, that must be accurate in order for the Vertex Borrower to borrow under the ABL Facility, and affirmative covenants. The Vertex ABL Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The Vertex ABL Credit Agreement also includes a financial covenant that requires the fixed charge coverage ratio to be at least 1.00 to 1.00 as of the end of any period of four fiscal quarters while aggregate availability is less than the greater of (i) $10.0 million and (ii) 10% of the aggregate borrowing base.
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
As of September 30, 2022, there was no outstanding balance under the ABL Credit Facility and $14.0 million outstanding for letters of credit. Unamortized deferred financing fees related to the ABL Credit Agreement of $1.7 million are included in Other Non-Current Assets in the Condensed Consolidated Balance Sheets. As of September 30, 2022, the fair value of the ABL Credit Agreement approximated the carrying value because the debt bears a floating interest rate.
The aggregate scheduled maturities of the First Lien Credit Agreement, Second Lien Credit Agreement and ABL Credit Agreement as of September 30, 2022, are as follows:

(In thousands)	Payments Due
2022 (remainder of the year)	$2,962
2023	11,850
2024	11,850
2025	11,850
2026	11,850
After 2026	1,314,363
Total	$1,364,725

As of September 30, 2022, we were in compliance with all covenants related to the First Lien Term Facility, the Second Lien Term Facility and the ABL Facility.

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
Net interest rate derivative losses of $0.4 million and $0.8 million were recognized in interest expense, net, in our Condensed Consolidated Statements of Income during the first nine months of 2022 and 2021, respectively.
Foreign Currency Derivative Instruments
The Company had no outstanding foreign currency forward contracts at September 30, 2022 and had outstanding forward contracts with a current liability value of less than $0.1 million at December 31, 2021.
Net foreign currency derivative gains and losses recognized in SG&A expenses during the first nine months of 2022 and 2021 were immaterial.
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

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease expense	$4,390	$3,307	$11,671	$7,372
Variable lease expense	130	184	389	599
Short-term lease expense	21,862	16,630	59,993	47,367
Total lease expense	$26,382	$20,121	$72,053	$55,338

Supplemental balance sheet information related to our operating leases is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Right-of-use assets	$51,968	$43,651

Current lease liabilities (recorded in Other accrued liabilities)	$15,302	$11,983
Long-term lease liabilities (recorded in Operating lease liability)	40,234	34,536
Total operating lease liabilities	$55,536	$46,519
During the first nine months of 2022, we recognized additional right-of-use assets of $3.6 million from newly executed operating leases and $15.2 million from the Merger.
The weighted average remaining lease term and discount rate for our operating leases at September 30, 2022 was 5.2 years and 4.1%, respectively.
Maturities of lease liabilities at September 30, 2022 were as follows:

(In thousands)	Payments Due
2022 (remainder of the year)	$4,295
2023	16,959
2024	12,251
2025	7,526
2026	6,094
After 2026	15,128
Total minimum lease payments	62,253
Less: Imputed interest	(6,717)
Total operating lease liabilities	$55,536

NOTE 10
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, V2X and the U.S. government representatives engage in discussions to enable V2X to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $39.6 million and $9.6 million as of September 30, 2022 and December 31, 2021, respectively, in "Other accrued liabilities" in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flow, results of operations or financial condition.

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
Departments and agencies of the U.S. government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, or compensatory or treble damages. U.S. government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the Company because of its reliance on U.S. government contracts.
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
In the performance of our contracts, we routinely request contract modifications that require additional funding from U.S. government customers. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our U.S. government customer may be protracted. Based on the circumstances, we periodically file REAs that are sometimes converted into claims. In some cases, these requests are disputed by our U.S. government customer. We believe our outstanding modifications, REAs and other claims will be resolved without material adverse impact to our results of operations, financial condition or cash flows.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of COVID-19 as a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. Furthermore, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors, except in certain limited circumstances. Since then, multiple courts have enjoined the executive order’s implementation, although the court decisions are not uniform in their application or the states to which the injunction applies. The federal government has indicated that it will not, for the time being, enforce the vaccination mandate.
The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including any potential subsequent waves or variants of COVID-19, the effectiveness, distribution and acceptance of COVID-19 vaccines, the ultimate impact on financial markets and the global economy, new government regulations for defense contractors (including vaccination mandates) and other related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted.
For the three and nine months ended September 30, 2022, the impact of COVID-19 was immaterial to our financial results.

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
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Compensation costs for equity-based awards	$13,681	$1,680	$18,357	$5,666
Compensation costs for liability-based awards	393	324	443	1,261
Total compensation costs, pre-tax	$14,074	$2,004	$18,800	$6,927
Future tax benefit	$3,029	$435	$4,046	$1,504
Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
As of September 30, 2022, total unrecognized compensation costs related to equity-based awards and liability-based awards were $39.9 million and $2.4 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.44 years and 1.98 years, respectively.
The following table provides a summary of the activities for NQOs and RSUs for the nine months ended September 30, 2022:

	NQOs		RSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	59	$23.19	245	$51.18
Granted	—	$—	236	$35.83
Replacement awards	—	$—	1,346	$33.92
Exercised	(16)	$24.43	—	$—
Vested	—	$—	(158)	$42.29
Forfeited or expired	—	$—	(27)	$38.84
Outstanding at September 30, 2022	43	$22.76	1,642	$35.51
During the nine months ended September 30, 2022, we granted long-term incentive awards to employees consisting of 213,299 RSUs with a weighted average grant date fair value per share of $36.01 and to our directors consisting of 22,309 RSUs with a weighted average grant date fair value per share of $34.07.
On July 5, 2022, pursuant to the terms of the Merger Agreement, the Company issued an additional 1,346,089 RSUs, with a grant date fair value of $33.92 per share, to certain employees of Vertex. The RSUs will be settled in shares of the Company's common stock, with 517,918 RSUs vesting on the six-month anniversary following the grant date and a quarter of the remaining 828,171 RSUs vesting on each of four six-month anniversary dates following the grant date. The fair value of each RSU grant to employees and directors was determined based on the closing price of V2X common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.
For employee RSUs, excluding the RSUs granted under the terms of the Merger Agreement, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs were granted on May 13, 2022 with 3,229 vesting on the Closing Date and the balance scheduled to vest on May 12, 2023. The fair value of each RSU grant to employees and directors was determined based on the closing price of V2X common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.

Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. In concurrence with the Merger, performance achievement fair value was measured as of the Closing Date and the aggregate future award payouts were fixed at $4.6 million. As of September 30, 2022, there was $2.4 million of unrecognized TSR related compensation expense.
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
For the three months ended September 30, 2022, we recorded an income tax benefit of $5.7 million and for the three months ended October 1, 2021 an income tax provision of $0.7 million, representing effective income tax rates of 25.2% and 6.2%, respectively. For the nine months ended September 30, 2022, we recorded an income tax benefit of $2.5 million and for the nine months ended October 1, 2021 an income tax provision of $7.6 million, representing effective income tax rates of 39.8% and 16.6%, respectively. The effective income tax rates vary from the federal statutory rate of 21% mainly due to state and foreign taxes, non-deductibility of transaction costs from the recent Merger, disallowed compensation deduction under Internal Revenue Code Section 162(m), and available deductions not reflected in book income, and income tax credits. The higher effective tax rate for the nine ended September 30, 2022, was primarily due to non-deductible costs related to the transaction described in Note 3, Merger.
The Merger qualified as a nontaxable, type “A” reorganization within the meaning of the IRC Section 368(a)(1)(A). The historical tax basis of the assets and liabilities, net operating losses, and other tax attributes of Vertex, including tax deductible goodwill existing as of the Closing Date from prior acquisitions of the legacy Vertex will be carried over to V2X. No additional tax-deductible goodwill was created in connection with the Merger.
Since ASC 740-10-25-3(d) prohibits recognition of a deferred tax liability relating to temporary differences for goodwill, no deferred tax liability on goodwill resulting from this Merger was recorded. In accordance with ASC 805-740-25-3, based on initial purchase accounting calculations, a net deferred tax liability of $26.9 million for the opening book versus tax basis differences was reported per valuation of assets and liabilities as of the Closing Date.
Uncertain Tax Provisions
As of September 30, 2022 and December 31, 2021, unrecognized tax benefits from uncertain tax positions were $10.8 million and $9.3 million, respectively. The increase in the uncertain tax positions was principally the result of the additional Foreign Derived Intangible Income (FDII) deduction as the Company reserves a portion of the FDII benefit claimed or expected to be claimed on its income tax return filings.

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share data)	2022	2021	2022	2021
Net income (loss)	$(17,039)	$10,258	$(3,711)	$38,240

Weighted average common shares outstanding	29,830	11,726	17,806	11,696
Add: Dilutive impact of stock options	15	34	20	38
Add: Dilutive impact of restricted stock units	327	89	194	96
Diluted weighted average common shares outstanding	30,172	11,849	18,020	11,830

(Loss) earnings per share
Basic	$(0.57)	$0.87	$(0.21)	$3.27
Diluted	$(0.56)	$0.87	$(0.21)	$3.23
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted earnings per share calculation.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2022	2021	2022	2021
Anti-dilutive restricted stock units	14	3	17	3
NOTE 14
DEFERRED EMPLOYEE COMPENSATION
During the first quarter of 2021, the Company established a non-qualified deferred compensation plan under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in SG&A expenses. The plan assets and liabilities were $1.3 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively.
NOTE 15
MULTI-EMPLOYER PENSION PLAN
Certain Company employees who perform work on contracts within the continental United States participate in a multiemployer pension plan of which the Company is not the sponsor. Expense recognized for this plan was $2.3 million and $2.8 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.8 million for the three and nine months ended October 1, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2021. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to the potential impact of the coronavirus pandemic (COVID-19), any current or future government mandated COVID-19 precautions, including mandatory vaccination, and economic conditions including inflation and rising interest rates, and the impact on us, our operations, or our future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" below for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
V2X, formerly known as Vectrus, is a leading provider of critical mission solutions and support to defense clients globally. The Company operates as one segment and delivers a comprehensive suite of integrated solutions across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Our primary customer is the U.S. Department of Defense (DoD). For the nine months ended September 30, 2022 and October 1, 2021, we had revenue of $1,912.7 million and $1,364.3 million, respectively, substantially all of which was derived from U.S. government customers. For both the nine months ended September 30, 2022 and October 1, 2021, we generated approximately 50% and 64% of our revenue from the U.S. Army, respectively. The decrease in revenue is primarily due to the change in revenue mix as a result of the Merger.
Executive Summary
Our revenue increased $498.7 million, or 108.6%, for the three months ended September 30, 2022 compared to the three months ended October 1, 2021. Revenue from our U.S., Asia and Europe programs increased by $443.5 million, $28.8 million, and $27.8 million, respectively, and revenue from our Middle East programs decreased by $1.3 million for the three months ended September 30, 2022 compared to the three months ended October 1, 2021.
Operating income decreased $8.4 million, or 65.2%, for the three months ended September 30, 2022, compared to the three months ended October 1, 2021. The decrease was due to increased SG&A expenses related to mergers and acquisitions (M&A) and integration costs, primarily due to the Merger.
Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative catch-up adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. For a description of the cumulative adjustments to operating income, see Note 4, Revenue. Cumulative catch-up adjustments due to aggregate changes in contract estimates decreased operating income by $1.5 million and increased operating income by $2.6 million for the three months ended September 30, 2022 and October 1, 2021, respectively.
Further details related to our financial results for the three and nine months ended September 30, 2022, compared to the three and nine months ended October 1, 2021, are contained in the "Discussion of Financial Results" section below.
Merger with Vertex
For a discussion of our Merger and related debt and stock-based compensation obligations, see Note 3, Merger; Note 7, Debt and Note 11, Stock Based Compensation.
COVID-19 Impact
We are closely monitoring how the spread of COVID-19, including any resurgences or the emergence of new variants, is affecting our employees, business operations and financial results. During the first nine months of 2022, we continued to experience impacts related to COVID-19, including continued increased coronavirus-related costs, global supply chain disruptions, local immigration regulations limiting the ability to deploy personnel, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. We continued to take measures to protect the health and safety of our employees, including working with our customers to minimize potential disruptions and supporting our community in addressing the challenges posed by this global pandemic.
Furthermore, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors, except in certain limited circumstances. Since then, multiple courts have enjoined the executive order’s implementation, although the court decisions are not uniform in their application or the states to which the injunction applies. The federal government has indicated that it will not, for the time being, enforce the vaccination mandate. However, our obligation to comply with the executive order could change in the future depending on the ultimate resolution of court challenges to that order. If the federal vaccine mandate moves forward, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations, and could have an adverse effect on our business.
The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including any potential subsequent waves or variants of COVID-19, the effectiveness, distribution and acceptance of COVID-19 vaccines, the ultimate impact on financial markets and the global economy, new government regulations for defense contractors (including vaccination mandates) and other related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which remain uncertain and cannot be predicted.
For the three and nine months ended September 30, 2022, the impact of COVID-19 was immaterial to our financial results.
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
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the nine months ended September 30, 2022 and October 1, 2021:

	% of Total Revenue
	Nine Months Ended
Contract Name	September 30, 2022	October 1, 2021
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	17.5%	7.7%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	11.0%	10.3%
Kuwait Base Operations and Security Support Services (K-BOSSS)	0.9%	19.9%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value. See "Backlog" below.
The LOGCAP V - Kuwait/Arabian Peninsula Other (Kuwait/APO) Task Order is currently exercised through June 30, 2023, with three additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait, and Arabian Peninsula region. The LOGCAP V - Kuwait/Arabian Peninsula Other Task Order contributed $334.0 million and $105.0 million of revenue for the nine months ended September 30, 2022 and October 1, 2021, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2023, with three additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $209.6 million and $141.2 million of revenue for the nine months ended September 30, 2022 and October 1, 2021, respectively.
The K-BOSSS contract is currently exercised through August 28, 2022. Components of the K-BOSSS contract were re-competed as a task order under the LOGCAP V contract vehicle and were awarded to us on April 12, 2019. The K-BOSSS contract contributed $17.5 million and $271.4 million of revenue for the nine months ended September 30, 2022 and October 1, 2021, respectively.

Backlog
Total backlog includes remaining performance obligations, consisting of both funded backlog (firm orders for which funding is contractually authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer and unexercised contract options). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the General Accounting Office or in the Court of Federal Claims. The value of the backlog is based on anticipated revenue levels over the anticipated life of the contract. Actual values may be greater or less than anticipated. Total backlog is converted into revenue as work is performed. The level of order activity related to programs can be affected by the timing of U.S. government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
For the nine months ended September 30, 2022, total backlog was $12.7 billion as compared to $5.0 billion at December 31, 2021. The following is a summary of our backlog as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In millions)	2022	2021
Funded backlog	$2,943	$1,033
Unfunded backlog	9,762	3,972
Total backlog	$12,705	$5,005

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $2.0 billion during the nine months ended September 30, 2022, which was a decrease of $247.9 million compared to the nine months ended October 1, 2021.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. However, the U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment, which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. We believe that our capabilities, particularly in supply chain and logistics, IT mission support, engineering and digital integration, security, or maintenance, repair, and overhaul, and base operations support should help our clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in our business. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth.
The U.S. government's fiscal year (FY) begins on October 1 and ends on September 30. On March 28, 2022, the U.S. government submitted the FY 2023 Federal budget, which requests $813 billion for total national defense spending, including $773 billion for the DoD.
The U.S. Government has not yet enacted an annual budget for FY 2023. As such, on September 30, 2022, a continuing resolution (CR) funding measure was enacted to avert a government shutdown. The current CR finances U.S. Government activities through December 16, 2022. The CR provides partial-year funding at amounts consistent with appropriated levels for FY 2022, subject to certain restrictions. Under the CR, new spending initiatives are not authorized. Despite the current CR funding measure, our key contracts and programs continue to be funded and supported. While final legislation has yet to be enacted and it is difficult to predict future defense budgets, final FY 2023 DoD funding is currently expected to be higher than the original request.
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
Additionally, business conditions have become more challenging due to macroeconomic conditions, including inflation and rising interest rates. Given the current pace of inflation and other geopolitical factors, we are monitoring the impact of rising costs on our active and future contracts. To date, we have not experienced broad-based increases due to inflation in the costs of our fixed-price and time and materials contracts that are material to the business as a whole; however, if we begin to experience greater than expected inflation in our supply chain and labor costs, our profit margins, and in particular, our profit margin from fixed-price and time and materials contracts, which represent a substantial portion of our contracts, could be adversely affected. See Item 1A, "Risk Factors".
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, changes to the U.S. corporate income tax system. While we do not currently anticipate any impact on our business, we are continuing to evaluate the Inflation Reduction Act of 2022 and its requirements, as well as any potential impact on our business in future.
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

DISCUSSION OF FINANCIAL RESULTS
Three months ended September 30, 2022, compared to three months ended October 1, 2021
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	September 30, 2022	October 1, 2021	$	%
Revenue	$958,156	$459,408	$498,748	108.6%
Cost of revenue	861,073	418,900	442,173	105.6%
% of revenue	89.9%	91.2%
Selling, general, and administrative expenses	92,596	27,618	64,978	235.3%
% of revenue	9.7%	6.0%
Operating income	4,487	12,890	(8,403)	(65.2)%
Operating margin	0.5%	2.8%
Interest expense, net	(27,265)	(1,955)	25,310	1,294.6%
(Loss) Income from operations before income taxes	(22,778)	10,935	(33,713)	(308.3)%
% of revenue	(2.4)%	2.4%
Income tax (benefit) expense	(5,739)	677	(6,416)	(947.7)%
Effective income tax rate	25.2%	6.2%
Net (loss) income	$(17,039)	$10,258	$(27,297)	(266.1)%
Revenue
Revenue for the three months ended September 30, 2022 was $958.2 million, an increase of $498.7 million, or 108.6%, as compared to the three months ended October 1, 2021. Revenue increased $451.6 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from our U.S., Asia and Europe programs increased by $443.5 million, $28.8 million, and $27.8 million, respectively, and revenue from our Middle East programs decreased by $1.3 million.
Cost of Revenue
Cost of revenue as a percentage of revenue decreased to 89.9% compared to 91.2% for the three months ended September 30, 2022 and October 1, 2021, respectively. The increase in cost of revenue of $442.2 million, or 105.6%, for the three months ended September 30, 2022, as compared to the three months ended October 1, 2021, was primarily due to increased revenue from the Merger.
Selling, General, & Administrative (SG&A) Expenses
For the three months ended September 30, 2022, SG&A expenses of $92.6 million increased by $65.0 million, or 235.3%, as compared to the three months ended October 1, 2021. The increase in SG&A expenses was due to the Merger, including M&A and integration costs of $44.9 million.
Operating Income
Operating income for the three months ended September 30, 2022 decreased by $8.4 million, or 65.2%, as compared to the three months ended October 1, 2021. Operating income as a percentage of revenue was 0.5% for the three months ended September 30, 2022, compared to 2.8% for the three months ended October 1, 2021. The decrease in operating income was primarily due to an increase in M&A and integration costs in SG&A expenses.
Aggregate cumulative catch-up adjustments decreased operating income by $1.5 million and increased operating income by $2.6 million for the three months ended September 30, 2022 and October 1, 2021, respectively. The aggregate cumulative catch-up adjustments for the three months ended September 30, 2022 and October 1, 2021 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income is also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of Other Direct Cost (ODCs) purchases.

Nine months ended September 30, 2022, compared to Nine months ended October 1, 2021
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
(In thousands, except for percentages)	September 30, 2022	October 1, 2021	$	%
Revenue	$1,912,693	$1,364,257	$548,436	40.2%
Cost of revenue	1,733,654	1,235,209	498,445	40.4%
% of revenue	90.6%	90.5%
Selling, general, and administrative expenses	154,295	77,045	77,250	100.3%
% of revenue	8.1%	5.6%
Operating income	24,744	52,003	(27,259)	(52.4)%
Operating margin	1.3%	3.8%
Interest expense, net	(30,908)	(6,140)	(24,768)	403.4%
(Loss) Income from operations before income taxes	(6,164)	45,863	(52,027)	(113.4)%
% of revenue	(0.3)%	3.4%
Income tax (benefit) expense	(2,453)	7,623	(10,076)	(132.2)%
Effective income tax rate	39.8%	16.6%
Net (loss) income	$(3,711)	$38,240	$(41,951)	(109.7)%
Revenue
Revenue for the nine months ended September 30, 2022 was $1,912.7 million, an increase of $548.4 million, or 40.2%, as compared to the nine months ended October 1, 2021. Revenue increased $451.6 million due to the Merger. Revenue from our U.S., Asia and Europe programs increased by $472.6 million, $58.1 million, and $32.2 million, respectively, and revenue from our Middle East programs decreased by $14.4 million.
Cost of Revenue
Cost of revenue as a percentage of revenue was 90.6% for the nine months ended September 30, 2022 and 90.5% for the nine months ended October 1, 2021. The increase in cost of revenue of $498.4 million, or 40.4%, for the nine months ended September 30, 2022, as compared to the nine months ended October 1, 2021, was primarily due to the increase in revenue described above.
Selling, General, & Administrative (SG&A) Expenses
For the nine months ended September 30, 2022, SG&A expenses of $154.3 million increased by $77.3 million, or 100.3%, as compared to the nine months ended October 1, 2021. The increase in SG&A expenses was due to the Merger including M&A and integration costs of $59.9 million.
Operating Income
Operating income for the nine months ended September 30, 2022 decreased by $27.3 million, or 52.4%, as compared to the nine months ended October 1, 2021. Operating income as a percentage of revenue was 1.3% for the nine months ended September 30, 2022, compared to 3.8% for the nine months ended October 1, 2021. The decrease in operating income was due primarily to an increase in M&A and integration costs in SG&A expenses.
Aggregate cumulative catch-up adjustments increased operating income by $5.9 million for the nine months ended September 30, 2022 and decreased operating income by $0.4 million for the nine months ended October 1, 2021, respectively. The aggregate cumulative catch-up adjustments for the nine months ended September 30, 2022 and October 1, 2021 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income is also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of ODCs purchases.

Interest (Expense) Income, Net
Interest (expense) income, net for the three and nine months ended September 30, 2022 and October 1, 2021 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
(In thousands, except for percentages)	September 30, 2022	October 1, 2021	$	%	September 30, 2022	October 1, 2021	$	%
Interest income	$16	$15	$1	(6.7)%	$66	$48	$18	(37.5)%
Interest expense	(27,281)	(1,970)	25,311	1,284.8%	(30,974)	(6,188)	24,786	400.5%
Interest (expense), net	$(27,265)	$(1,955)	$25,310	1,294.6%	$(30,908)	$(6,140)	$24,768	403.4%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense, net, of $24.8 million for the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021, was due to increased debt assumed with the Merger.
Income Tax Expense
For the three months ended September 30, 2022, we recorded an income tax benefit of $5.7 million and for the three months ended October 1, 2021 an income tax provision of $0.7 million, representing effective income tax rates of 25.2% and 6.2%, respectively. For the nine months ended September 30, 2022, we recorded an income tax benefit of $2.5 million and for the nine months ended October 1, 2021 an income tax provision of $7.6 million, representing effective income tax rates of 39.8% and 16.6%, respectively. The effective income tax rates vary from the federal statutory rate of 21% mainly due to state and foreign taxes, non-deductibility of transaction costs from the recent Merger, disallowed compensation deduction under Internal Revenue Code Section 162(m), and available deductions not reflected in book income and income tax credits.
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
On the Closing Date, the outstanding debt from the Amended Term Loan and the Amended Revolver, $50.2 million and $40.0 million, respectively, was repaid, with proceeds from the First Lien Incremental Term Tranche credit facility, and related guarantees and liens were discharged and released. For additional discussion of the Company’s indebtedness, see Note 7, Debt.
In conjunction with the Merger, V2X assumed first and second lien debt of $1,182.7 million and $185.0 million respectively. In addition, an ABL Credit Agreement was assumed that provides for the ABL Facility of up to an aggregate amount of $200.0 million in the ABL Loans. The Vertex ABL Credit Agreement also provides for (i) a $30.0 million sublimit of availability for letters of credit, and (ii) a $10.0 million sublimit for short-term borrowings on a swingline basis. For additional discussion of the Company’s indebtedness, see Note 7, Debt.
The Company recognized $28.1 million and $41.3 million of M&A-related costs that were expensed as incurred during the three and nine months ended September 30, 2022, respectively. These costs increased cash outlays for Merger related payments by $45.8 million during the first three quarters 2022.

The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $30.8 million of our total $144.1 million in unrestricted cash at September 30, 2022 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 65 and 75 days as of September 30, 2022 and December 31, 2021, respectively.
The following table sets forth net cash provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Operating activities	$99,768	$53,378
Investing activities	186,220	(9,868)
Financing activities	(165,251)	(53,220)
Foreign exchange[1]	(11,877)	(2,784)
Net change in cash, cash equivalents and restricted cash	$108,860	$(12,494)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash provided by operating activities for the nine months ended September 30, 2022 consisted of cash inflows from non-cash net income items of $60.0 million, a decrease in net working capital requirements of $55.4 million partially offset by cash outflows for other long-term assets and liabilities of $11.9 million and a net loss of $3.7 million. The net working capital inflows were largely from increases in accounts payable and compensation and other employee benefits offset by increases in accounts receivable and decreases in prepaid expenses other accrued liabilities, which included an $8.1 million payment of deferred CARES Act payroll taxes.
Net cash provided by operating activities for the nine months ended October 1, 2021 consisted of cash inflows from net income of $38.2 million, the favorable impact of non-cash items of $20.0 million and a favorable net change in working capital requirements of $1.0 million. This was partially offset by cash outflows for other long-term assets and liabilities of $5.8 million.
Net cash provided by investing activities for the nine months ended September 30, 2022 consisted of $194.4 million of net cash acquired in the Merger. This was partially offset by $8.2 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the nine months ended October 1, 2021 consisted of $7.7 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations and $2.5 million for a joint venture contribution. These outflows were partially offset by inflows from a $0.3 million business acquisition purchase price adjustment
Net cash used in financing activities during the nine months ended September 30, 2022 consisted of repayments of long-term debt of $58.4 million, payments of $1.9 million for employee withholding taxes on share-based compensation and payments of $2.3 million for debt issuance costs. During the nine months ended September 30, 2022, we also borrowed and repaid $392.0 million and $495.0 million, respectively, on the Amended Revolver. These cash outflows were partially offset by $0.4 million received from the exercise of stock options.
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
Capital Resources
At September 30, 2022, we held unrestricted cash of $144.1 million, which included $30.8 million held by foreign subsidiaries, and had $184.9 million of available borrowing capacity under the ABL Facility, which expires on June 29, 2026. We believe that our cash at September 30, 2022, as supplemented by cash flows from operations and the ABL Facility, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
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
For a discussion of the debt incurred in connection with the Merger, see Note 7, Debt.
Contractual Obligations
As of September 30, 2022, our commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$62,253	$17,008	$18,372	$13,115	$13,758
Principal payments on Vertex First and Second Lien Credit Agreements	1,364,725	11,850	23,700	23,700	1,305,475
Interest on Vertex First and Second Lien Credit Agreements ¹	638,440	103,682	206,648	206,777	121,333
Total	$2,065,418	$132,540	$248,720	$243,592	$1,440,566
¹ Includes unused funds fee and is based on the September 30, 2022 interest rates.
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
New Accounting Pronouncements
For information regarding accounting pronouncements and accounting standards updates, see Part I, Item 1, Note 2, Recent Accounting Standards Update.

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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 and any variant strains thereof on the global economy and any current or future government mandated COVID-19 precautions, including mandatory vaccination; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; inflation and interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Merger; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and described from time to time in our other filings with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at September 30, 2022.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement and Vertex Second Lien Credit Agreement would result in a $13.6 million change in our related annual cash interest expenses.
Assuming our Amended Revolver was fully drawn to a principal amount equal to $200.0 million, each one percentage point change in interest rates would result in a $2.0 million change in our annual cash interest expense.
In the past, we entered into interest rate swap derivative instruments to manage our exposure to interest rate risk related to our Amended Term Loan. On June 29, 2022, in conjunction with our planned extinguishment of the related hedged debt interest expense, we terminated our remaining interest rate swaps that were designated and qualified as effective cash flow hedges. For additional information regarding our derivative instruments, see Note 8, Derivative Instruments.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience some volatility related to movements in foreign currency exchange rates. In the past, we entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on our Condensed Consolidated Statements of Income and our Condensed Consolidated Balance Sheets was immaterial and related hedging was discontinued. Our last forward contracts expired in January 2021 and no such contracts are outstanding as of September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
As discussed in Note 3 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company completed the Merger with Vertex on July 5, 2022. As permitted by interpretive guidance for newly acquired businesses issued by the SEC Staff, management has excluded the internal control over financial reporting of Vertex and its consolidated subsidiaries from the evaluation of the Company's effectiveness of its disclosure controls and procedures as of September 30, 2022. Since the date of Merger, Vertex's financial results are included in the Company's Condensed Consolidated Financial Statements. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting.
Other than the items discussed above, there were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
On July 5, 2022, Vectrus, Inc., an Indiana corporation (Vectrus), completed its merger (Merger) with Vertex Aerospace Services Holding Corp., a Delaware corporation (Vertex), thereby forming V2X, Inc. Unless the context otherwise requires or unless stated otherwise, references in this Part II to "V2X", "we," "us," "our," “combined company”, "the Company" and "our Company" refer to V2X, Inc. and all of its consolidated subsidiaries (including, subsequent to the Merger, Vertex and its consolidated subsidiaries), taken together as a whole.
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings including government investigations and claims, that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. As a government contractor, we are also subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and repayments, compensatory or treble damages. We believe the outcome of such ongoing government audits and investigations will not have a material impact on our results of operations, financial condition or cash flows. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations, financial condition or cash flows.
For further information, see Note 10, Commitments and Contingencies.
ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2022, based on information currently known to us and recent developments since the date of the filing of the Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 and in the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2022. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or future results.
The majority of Vertex’s contracts that now form part of our combined company are fixed-price, which subjects us to losses in the event of cost overruns or a significant increase in inflation.
For the nine months ended September 30, 2022, approximately 40% of our U.S. government contract revenue following the Merger was derived from fixed-price and time and materials contracts, which subject us to risks of potential cost overruns, including from greater than anticipated inflation or unexpected delays. Because many fixed-price contracts are long-term and may also involve new technologies, unforeseen events, such as technological difficulties, cost fluctuations, significant inflation, problems with suppliers, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us.
Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate fixed-price contracts on less favorable terms, pay penalties or liquidated damages or suffer major losses. Cost overruns would also adversely impact our results of operations, which are dependent on our ability to maximize earnings from our contracts, and the potential risk and reward to our revenues and profitability would be greater if our contract mix shifted toward a greater percentage of fixed-price contracts. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, including any modification of the DoD’s applicable progress payment rate, could significantly affect the timing of our cash flows. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project regardless of the size or foreseability of any cost overruns, price increases or labor shortages that occur.
Given the current pace of inflation and other geopolitical factors, we are monitoring the impact of rising costs on our active and future government contracts. To date, we have not experienced broad-based increases due to inflation in the costs of our fixed-price contracts that are material to the business as a whole; however, if we begin to experience greater than expected inflation in our supply chain and labor costs, our profit margins, and in particular, our profit margin from fixed-price contracts, which represent a substantial portion of our contracts, could be adversely affected.

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

10.6	V2X, Inc. Second Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 13, 2022).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: November 8, 2022