Form 10-K
period 2022-12-31
V2X, Inc.
filed 2023-03-02
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36341
V2X, Inc.
(Exact name of registrant as specified in its charter)

Indiana		38-3924636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

7901 Jones Branch Drive, Suite 700, McLean, Virginia 22102
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code:
(571)	481-2000
Securities Registered Under Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	VVX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of July 1, 2022, the last business day of the registrant’s most recently completed second quarter, was $289,123,904.
As of February 24, 2023, there were 30,927,250 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of V2X, Inc.’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

V2X, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
V2X, Inc. (V2X or the Company), an Indiana Corporation, formerly known as Vectrus, Inc. (Vectrus), is a leading provider of critical mission solutions primarily to defense clients in 343 locations and 45 countries and territories worldwide. Our global footprint and ability to deliver full lifecycle converged solutions across the world enables us to support the success of our clients' missions rapidly and with precision. As of December 31, 2022, we had approximately 15,400 employees and 6,500 subcontract personnel. V2X offers clients around the world a broad suite of technology and services capabilities to support readiness and modernization initiatives. The Company delivers a comprehensive set of integrated solutions and critical service offerings across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Vectrus was incorporated in the State of Indiana in February 2014. On September 27, 2014, Exelis Inc, an Indiana corporation, spun-off (the Spin-off) Vectrus and Vectrus became an independent, publicly traded company. References herein to "Exelis" or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by a predecessor entity of L3Harris Technologies, Inc. in May 2015.
On July 5, 2022 (the Closing Date), Vectrus completed its merger (Merger) with Vertex Aerospace Services Holding Corp., a Delaware corporation (Vertex), thereby forming V2X. The fair value of the consideration transferred with respect to the Merger totaled $634.0 million as of the Closing Date. For a description of the Merger, see Note 3, Merger and Acquisitions. The Merger created a larger and more diversified company with the ability to compete for more integrated business opportunities and generate revenue across geographies, clients, and contract-types. We continue to operate under one reportable business segment post-Merger.
Unless the context otherwise requires or unless stated otherwise, references to "V2X", "we," "us," "our," “combined company”, "the Company" and "our Company" refer to V2X and all of its consolidated subsidiaries (including, subsequent to the Merger, Vertex and its consolidated subsidiaries), taken together as a whole.
Significant Acquisitions
On December 31, 2020, we acquired Zenetex, LLC (Zenetex) and Higgins, Hermansen, Banikas, LLC (HHB). Zenetex is a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhanced protection for defense and national security clients globally and HHB delivers intelligence community solutions. These solutions were integrated into our existing business as additional services. The purchase prices for the Zenetex and HHB acquisitions of $117.6 million and $15.5 million, respectively, were funded with cash on hand and borrowings under our revolving credit facility.
Our Business Strategies
Our strategy is designed to deliver growth by providing converged solutions that fuse the digital and physical aspects of our clients' missions. This strategy also supports our goal to be a leader in the operational segment of the broader Federal services market. Our mission focus, innovation, and technology insertion into converged environments allow us to differentiate, drive value and expand client satisfaction across all geographies and client sets.
We seek to drive growth and deliver value through our strategic framework, which consists of the following strategies: Expand the Base, Capture New Markets, Deliver with Excellence, and Enhance Culture. Key components of these strategies, and our progress in executing these strategies, include:
•Expand the Base. We strive to enhance our business by strengthening our methods and approaches to deliver higher value, high-impact services to our clients, while growing our strong foundation in our core capabilities across the mission lifecycle. The expansion of scope on existing business, execution of our solution sell-through model, and client engagement initiatives are key components of this strategy.
•Capture New Markets. We are focused on creating a higher-value, technology-enabled and differentiated platform by strengthening our technology competencies and fusing the physical and digital aspects of our clients' missions. This strategy focuses on capturing new markets, organically and inorganically, introducing new clients, new capabilities, and new products / solutions, as well as international client expansion and targeted growth campaigns that leverage our strong foundation in aerospace solutions, advanced technology, and global mission training and sustainment. Additionally, we plan to build off of V2X’s enhanced capability set that includes rapid prototyping, platform modernization, 5G, predictive maintenance, software development, cyber asset hardening, and virtual reality training solutions to access new business opportunities, funding streams, and markets that are expected to drive incremental growth.
•Deliver with Excellence. Our initiatives focused on delivery excellence are designed to improve client relationships and improve business performance. As part of this strategy, we are standardizing, improving, and automating our core operational capabilities through enterprise systems excellence, as well as technology insertion and enablement. For example, we are leveraging our enhanced scale and footprint to further enable global supply chain as a core competency. This core competency is expected to drive efficiencies to both external clients and our core internal operations. Additionally, we incorporate continuous improvement and delivery excellence processes throughout all aspects of our business. Our initiatives, processes, and technology within Delivery Excellence also integrate into our Expand the Base, Capture New Markets, and Enhance Culture strategies, which further drives value creation and differentiation.
•Enhance Culture. Our culture is foundational in our ability to connect people, technology, and capabilities globally across the mission lifecycle. Our ethical culture and people serve as the foundation for providing long-term value to our stakeholders. We strive to support our people to ensure they can bring their best selves to work. We will continue to build and leverage an inclusive business environment by developing leadership competency, increasing employee engagement, and building organizational capacity. For details on how we are striving to enhance our culture, see our Human Capital Management disclosure.

Our Service Offerings
We offer our customers around the world a broad suite of technology and services capabilities to support national security readiness and modernization initiatives. We deliver a comprehensive set of integrated solutions and critical service offerings across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international customers. Effective January 1, 2023, the Company is organized across three core business areas to provide multiple service offerings and solutions.
Aerospace Solutions: We provide the engineering, facilities, and skilled employees required to sustain systems and platforms from cradle to grave. We discriminate ourselves through vertically integrated organic engineering, supply chain management, manufacturing, rapid prototyping and dedicated facilities including – 500,000 square feet of hangar space, 4 FAA Part 145 Repair Stations, and over 900,000 square feet of engineering, lab, manufacturing and repair and overhaul space at our Indianapolis facility. Comprehensive in-house testing capabilities including cyber, E3, environmental, AR/VR and development labs reside under one roof at our Indianapolis, Indiana facility. Our teams deliver full spectrum (flight line to depot), safe, high-quality maintenance in support of over 1,200 aircraft deployed around the world that fly more than 300,000 flight hours annually. More than 400 multi-disciplined engineers provide critical development, integration, production, repair and overhaul and sustainment expertise to contracts ranging from situational awareness products to production of missile launchers to repair and overhaul of tactical aircraft radar systems and components. Key critical mission support programs include aircraft maintenance and mission planning personnel who embark on aircraft carriers in support of naval aviator training and qualification, and operation and sustainment of the Joint Mission Planning System. Our Neutral Buoyancy Lab (NBL) Operations Contract team operates and sustains NASA’s NBL that supports human space flight training and operations.
Advanced Technology: Our capabilities include sensors and solutions, as well as the operation of complex systems in austere locations. We discriminate ourselves through unmatched expertise to define and integrate the right technologies for unique mission requirements, driving optimal results and maximum mission efficacy. We provide upgrades and obsolescence management to increase service life and enhance performance as well as DevSecOps to extend enterprise software solutions. Our sensor capabilities include design, integration, and installation of complex, multi-sensor systems for border security and critical infrastructure protection in the U.S. and abroad. Our nationwide deployment of transportation security equipment includes airports for the Transportation Security Administration and commercial customers as well, and we provide program management leveraged in commercial Tolling and Congestion Management markets. Our network and cyber capabilities include IT integration, build, defend, operate and modernize. We operate the largest Outside the Continental United States (OCONUS) cyber center for the Army, in addition to classified communications support and endpoint user training. Our engineering and application work includes spectrum deconfliction, digital integration, Smart X engineering and 5G development, perimeter security, intrusion detection and turnkey product and service support.
Global Mission Training and Sustainment: Our capabilities provide government clients with a full life cycle capability across the spectrum of innovative training solutions and support for logistics, infrastructure sustainment and contingency operations, wherever needed. We differentiate ourselves through a holistic approach that packages solutions to deliver high consequence training, infrastructure sustainment and integrated logistics that ensures readiness while at home station and mission or contingency support while deployed. We provide infrastructure operations and sustainment for fixed facilities worldwide that focuses on preventative, predictive and reliability-centered maintenance to provide the greatest readiness at the lowest cost. At the same facilities, we provide cutting edge training to prepare the Warfighter for their mission. Whether it is designing synthetic training environments, providing subject matter experts and trainers at the National Training Center in the U.S. or the Joint Multinational Readiness Center in Germany, our team is deployed with our clients and ensures they are ready to execute their mission set when called upon. Once deployed, our clients find us in theater to meet them and ensure they are supported logistically with facilities, training ranges / opportunities, logistical support and materials. We also provide commercial training to both large U.S. companies and to foreign governments that leverage state of the art remote learning platforms. Our team of professionals provides worldwide support to the U.S. Intelligence Community; Critical Infrastructure & Logistics in support of Intelligence Operations; Classified IT; Intelligence Services; and Cyber Security.
Customers
Our strong relationship with the Department of Defense (DoD) is attributable to our dedication to program performance, global responsiveness and operational excellence, as well as to the execution of our core values of integrity, respect, responsibility and professionalism. We treat sales to our U.S. government customers as sales within the U.S. regardless of where the services are performed.
Revenue, primarily from U.S. government customers, for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Army	$1,342,406	$1,134,849	$965,558
Navy	713,732	224,407	68,748
Air Force	459,849	266,291	299,272
Other	374,873	158,118	61,951
Total revenue	$2,890,860	$1,783,665	$1,395,529
Key customer services contracts include the following:
•The Logistics Civil Augmentation Program V (LOGCAP V) indefinite delivery and indefinite quantity (IDIQ) contract for base operations support and sustainment services to the Army. LOGCAP V provides each Army Service Component Command Commander a dedicated regional sustainment capability with a 72-hour response time, and scalability and flexibility that aligns with the military operational tempo. LOGCAP V augments theater sustainment, engineering, and base operations support forces with a capability that can rapidly respond to multiple global contingency and non-contingency missions across the entire continuum of military operations. V2X is one of four award recipients of the basic IDIQ contract and supports two geographic combatant commands, CENTCOM and INDOPACOM. All Army contingency tasks associated with both CENTCOM and INDOPACOM will be performed by V2X for the first five years of LOGCAP V.
The Company's major task orders under the LOGCAP V program are:
▪Kuwait Task Order – V2X supports all base operations on multiple bases in Kuwait in support of power projections and reception operations.
▪Iraq Task Order – V2X supports all base operations on multiple bases in Iraq in support of counter-ISIS operations.
▪INDOPACOM Task Order– V2X supports base operations and contingency sustainment in multiple countries throughout the INDOPACOM region.
•Cobra Dane Radar Maintenance Operation (COBRA DANE). We operate, maintain and upgrade the AN/FPS-108 radar and associated systems in support of the Strategic Warning and Surveillance Systems Division COBRA DANE Program Office located in Shemya, Alaska.
•Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). We provide the operations, maintenance and defense of the Army’s communications network across multiple locations in the Middle East and Central Asia.
•T-45 Contractor Logistics Support. We provide Organizational, Intermediate and Depot level maintenance for the Navy’s fleet of 193 T-45 that are used to train jet, strike pilot and naval flight officers.
•Naval Test Wing Atlantic (NTWL). The NTWL contractor logistics support contract provides maintenance in support of the Navy’s test and evaluation aircraft primarily located at NAS Patuxent River, Maryland.
•Fleet Systems Engineering Team (FSET II). We provide on-site technical and end-to-end systems engineering support for C4I systems for the U.S. Navy. FSET II assures effective operations for all afloat and ashore C4I systems throughout the deployment cycle and provides systems engineering and technical support for rapid introduction of new capabilities into the fleet.
•Advanced Helicopter Training System. We provide all levels of maintenance, to include organizational flight line maintenance and depot level maintenance, for the Navy’s fleet of TH-57 and TH-73 training helicopters.

•Fort Bragg Logistics Support Services. The Fort Bragg Logistics Readiness Center serves as the primary logistics provider for maintenance, supply and services, and transportation support to the installation.
•Thule Air Force Base Operations Support in Greenland (THULE). We provide base operations and maintenance services under extreme weather conditions to the Thule Air Base (AB) in Greenland. The THULE AB is home to the 821st Air Base Group and host to both the Early Warning Radar (EWR) 12th Space Warning Squadron and the Air Force Satellite Control Network Detachment 1 Polar Orbiting Geophysical Observatory 23rd Space Operations Squadron. EWR is one of many worldwide sensors reporting missile warning and space surveillance information to the North American Aerospace Defense command center in Cheyenne Mountain Air Station.
•U.S. Marine Corps Secondary Repairables (SECREPS). We provide the remanufacture, overhaul or repair and/or tear down and evaluation of Marine Corps Ground Equipment SECREP items turned in at designated Government locations worldwide.
•Transportation Security Administration Checked Baggage - Screening Equipment Deployment Services (CB-SEDS). We provide installation, on-site coordination and oversight support to CB-SEDS at federalized airports nationwide.
•Maxwell Air Force Base Operations Support in Montgomery, Alabama. We operate and maintain the key facilities at the Air University, which provides the full spectrum of Air Force education, from pre-commissioning to the highest levels of professional military education such as the Air War College.
•Operations, Maintenance, and Supply - Europe. We provide IT support and services for the 2nd Signal Brigade G-6 mission within the U.S. Army Europe, U.S. European Command and U.S. Africa Command areas of operation.
•Air Force Global Strike Command (AFGSC). This contract provides maintenance for the USAF’s fleet of helicopters that provide support and security for AFGSC’s missions and weapons including intercontinental ballistic missiles and bomber aircraft.
Competition
Our competition varies depending on our service offerings. Our principal competitors in Aerospace Solutions include Amentum, IAP Worldwide Services, AAR, M-1 Support Services, Jacobs Technology, Marvin Engineering, divisions of Leidos Holdings, divisions of Northrop Grumman Services, and Akima Logistics Services, among others. Our principal competitors in Advanced Technology include divisions of Leidos Holdings, Inc., Science Applications International Corporation (SAIC), Peraton, and General Dynamics (GD) Technologies Segment. Within our Global Mission Training and Sustainment service offering, we see many of the same competitors such as Amentum, Leidos, SAIC, GD in addition to KBR, Valiant Integrated Services, PULAU Corporation and Lockheed Martin, Rotary and Missions Systems Segment. There are typically fewer competitors in the overseas market for each of our services capabilities and they vary from region to region.
The U.S. government has implemented policies designed to protect small businesses and under-represented minority contractors. From time to time, certain U.S. government work in the U.S. has been restricted to small businesses, including Alaskan native companies. We participate with these small businesses as a subcontractor for select opportunities. In addition, we rely on our teaming relationships with other prime contractors and subcontractors for large procurements or other opportunities where we believe the combination of services will help us win and perform the contract. Our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
Competitive bids for the work that V2X pursues are based on technical qualifications and corporate experience in performing contracts of similar size and scope and can be highly price sensitive. While not every contract is procured via selection of the lowest priced bidder, customers are sensitive to cost based on their budget allocations. Acquisition cycles are long (generally 12 to 24 months), and contracts are typically multi-year contracts that include an initial period of one-year or less with annual one-year (or less) option periods for the remaining contract period.
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
We closely monitor costs to foster highly competitive pricing and use an in-house business development model both to manage the cost of revenue and capture opportunities for future bids.

Seasonality
We do not consider any material portion of our business to be seasonal. However, various factors can affect the distribution of our revenue between accounting periods, including the timing of awards, product deliveries, customer acceptance of products and services, contract phase-in durations, contract completions, world events and the availability of customer funding. Weather and natural phenomena can also temporarily affect the performance of our services.
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
•Require certification and disclosure of cost and pricing data in connection with certain contract negotiations;
•Require us not to compete for, or to divest ourselves of, work if an organizational conflict of interest exists related to such work that cannot be appropriately mitigated; and
•Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various rules regarding procurement, import and export, security, contract pricing and cost, allowable costs, contract performance, contract termination and adjustment, audits, and IT system security and privacy controls. In addition, as government contractors, we are subject to routine audits and investigations by U.S. government agencies, such as the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA). These agencies review our performance, cost structure, incurred costs, forward pricing rates and compliance with applicable laws, regulations and standards under our contracts. The DCAA also reviews the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, government property, estimating, and related government business systems.
The U.S. government may revise its procurement practices or adopt new or revised contract rules and regulations at any time. To help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics and other compliance training relevant to their respective positions.
We are subject to other U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations, the Export Administration Regulations, the Foreign Corrupt Practices Act and the False Claims Act. When working overseas, we must comply not only with applicable U.S. laws and regulations, but also with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. laws, including regulations relating to import-export control, foreign tax considerations, data privacy, foreign labor and environmental law, and anti-corruption.
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our Company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 93%, 93% and 95% of our revenue for the three years ended December 31, 2022, 2021, and 2020, respectively. In other contracts, we team with the prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.

Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable, time-and-materials or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract.
On a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers. On cost-plus contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost.
On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically, these costs do not bear fees.
On a time-and-materials contract, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. For this contract type, we bear the risk that our labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
A firm-fixed-price contract typically offers higher profit margin potential due to a greater level of risk than a cost-plus contract. On a firm-fixed-price contract, we agree to perform the contractual statement of work for a predetermined contract price. Although a firm-fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Although the overall scope of work required under the contract may not change, profit may be adjusted as experience is gained and as efficiencies are realized or costs are incurred.
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
Contract type	2022	2021	2020
Cost-plus and cost-reimbursable	56%	71%	68%
Firm-fixed-price	40%	25%	29%
Time-and-materials	4%	4%	3%
Total revenue	100%	100%	100%
Backlog
For a discussion of our backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Backlog in Item 7 of Part II of this Annual Report on Form 10-K.
Environmental, Health and Safety
We are subject to federal, state, local, and foreign environmental protection laws and regulations, including those governing the management and disposal of hazardous substances, the cleanup of contaminated sites, and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. Environmental, health and safety laws and regulations are subject to change, the nature of which is inherently unpredictable, and the timing of potential changes is uncertain. Environmental, health and safety requirements affect all of our operations, and we have established a comprehensive program that is aligned with recognized standards for environmental and safety management, to address compliance with applicable environmental, health and safety laws and regulations, and the expectations of our customers.
Human Capital Management
We believe our employees are among our most important resources and are critical to our continued success. On December 31, 2022, we employed approximately 15,400 full-time employees, an increase of 7,300 employees from December 31, 2021 primarily due to the Merger. We also utilized approximately 6,500 subcontract workers, which remained substantially unchanged from the prior year. As of December 31, 2022, approximately 35% of our employees were represented by 54 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2023 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
We continue making significant investments in attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization to help understand and resolve barriers to retention.
V2X routinely conducts annual employee engagement surveys. The results of those surveys are anonymized and shared with V2X employees and with management. Additionally, the results of the surveys are scored to form a benchmark against which the results of future surveys will be evaluated. In 2022, V2X engaged our larger, and recently merged, global workforce through structured surveys using a third-party platform to better understand concerns and expectations regarding Ethics, and Diversity, Equity & Inclusion (DE&I). Responses to the 2022 employee engagement surveys indicated that V2X employees generally find the company culture to be inclusive, a great place to work, and that managers’ behaviors were consistent with the V2X Code of Conduct.
Employment Benefits
We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Our employment benefits program includes a comprehensive benefits package, such as:
•flexible work options;
•education benefits, including tuition reimbursement program to select employees;
•wellness program;
•paid parental leave program;
•employee assistance program; and
•retirement savings plan.
Diversity, Equity, and Inclusion
V2X’s DE&I philosophy calls for the intentional recruitment, retention, and growth of a diverse workforce, which includes employees, contractors, and Other Country National (OCN) staffing. In 2022, V2X renewed its certification to the International Stability Operations Association’s Women, Peace and Security Program for fiscal years 2023 through 2024. The DE&I Executive Council hosted over 150 V2X women leaders in the Middle East and Europe for a one-day professional and personal development networking event. The event highlights also included stories of women leaders who contribute every day to the success of V2X.
Our DE&I Executive Council, composed of the Company’s Chief Executive Officer and other senior leaders that sponsor our Employee Resource Groups (ERGs), oversee our DE&I strategy and philosophy against our business practices. Our five ERGs are: Allies of Pride, Diverse Abilities, People of Color, Women at V2X and V2X Veterans.
In 2022, our five ERGs developed goals in three focus areas to foster awareness, respect, and inclusion:
•Business development and outreach;
•Employee engagement and retention and professional development; and
•Recruitment.
Annually, ERGs evaluate their performance against these goals and report them to the DE&I Executive Council, which in turn reports at least annually to our Board of Directors.
We are a leading employer of veterans and veteran spouses with more than 42% of our U.S employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer, including recently by the National Organization on Disability as a Leading Disability Employer, by the Military Friendly Company as a Top 10 Diversity Supplier and as a Top 10 Military Spouse Employer, and by the Military Times as a Best for Vets Employer.
In 2022, the Company published its inaugural DE&I Annual Report. The report shares the Company’s diversity strategies, practices, policies and programs from across the business and includes our U.S. employee demographics for 2021.
Learning and Development
We provide learning and development opportunities to our employees to support a successful career at V2X. Our on-line V2X University gives employees access to more than 2,000 virtual courses that address such topics as leadership/management and information technology skills, along with the standard required compliance courses required for a defense contractor company. We are committed to identifying and developing the talents of our next generation of leaders by providing knowledge to help early-in-career employees develop the skills needed to advance within the organization. We also provide training programs to keep our supervisors current on best practices and ensure they focus on the success of their people. Also, we offer additional development opportunities to select employees to attend training and mentoring sessions.
Developing talent and ensuring a pipeline to leadership is a priority for the Company. To that end, the Company has a robust talent and succession planning process and has established a specialized program to support the development of our talent pipeline for critical roles. We conduct periodic reviews of succession plans and the individual development plans of our emerging talent. These sessions focus on high potential talent, diverse talent, and the succession for our most critical roles, and are led by our Vice President and Chief Growth & Client Service Officer, Chief Human Resource Officer, and Senior Vice Presidents.
We periodically hold senior leadership development events to continually develop leadership and management skills. In November 2022, we held our Leading into 2023 conference to bring together our leaders from both legacy companies to collaborate on the future of V2X.
Health and Safety
Our health and safety management system aligns with the ISO 45001 standard and includes the following elements:
•Setting annual program-level goals and objectives;
•Monitoring relevant legal and customer-specific requirements;
•Providing training to employees and contractors on health and safety provisions;
•Assessing environmental, health, and safety risks company-wide;
•Engaging with the workforce to identify health and safety risks and opportunities; and
•Conducting internal audits to evaluate compliance with the employee health and safety (EHS) Plan, legal and other requirements, and best practices.
We track workforce safety metrics including Total Recordable Incident Rate, Days Away Restricted or Transferred Rate as well as Near Miss Frequency Rate. We initiated annual reporting of these metrics in 2021. Our robust EHS program promotes a safe and healthy workplace for all employees and subcontractors.
In response to the COVID-19 pandemic, we implemented public health and safety protocols in compliance with government agencies, health authorities and customer requirements. We continued to educate and keep the workforce informed on how to deploy the infectious disease response plan at the local level. In the third quarter of 2022, we conducted a review of our pandemic response actions, and lessons learned during the first two years of the COVID-19 pandemic and changes in workplace standards and regulations and are working toward updating our Infectious Disease Preparedness and Response Action processes.
Ethics and Compliance
All employees must adhere to the V2X Code of Conduct (COC) that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination, unethical behaviors, and unacceptable conduct. The V2X Code of Conduct, and the standards of business conduct and ethics incorporated in the Code, apply to all employees, officers, and directors of V2X. V2X requires each employee to complete Code of Conduct training annually. Our COC was updated in 2022 for the combined entity post-Merger. We also sponsored our first Annual Corporate Compliance Ethics Week Program in 2022, which was open to all V2X employees, and was designed to shine a spotlight on Corporate Ethics by highlighting our Core Values, educating employees on our “Speak Up” culture and providing best practices resources for leaders in addressing employees’ concerns.
Combating Trafficking in Persons (CTIP) and OCN Compliance
V2X recognizes the risks of child labor, human trafficking and modern slavery associated with its global contracting activities and is committed to complying with internationally recognized human rights provisions and prohibitions against human trafficking and modern slavery established under the FAR CTIP and the laws and regulations of the countries in which it conducts business. This commitment is codified in our COC and our Supplier Code of Conduct.
V2X monitors its subcontractors to verify that they are maintaining compliance with CTIP and other provisions in their contracts. Additionally, V2X maintains an active CTIP Awareness campaign at each program location, to reinforce our protection of human rights and to empower all employees to confidently report suspected violations without fear of retaliation. V2X quickly investigates reported or suspected CTIP violations, which if verified, are reported immediately to our Senior Vice President, General Counsel, Chief Legal Officer and Secretary and the appropriate United States Government (USG) and program authorities.
V2X requires that corrective actions (CA) be put in place by subcontractors or employees for confirmed CTIP violations. If CTIP violations warrant, a subcontractor or employee unable to promptly execute or comply with approved CAs will be removed from the contract. V2X conducts regularly scheduled audits and inspections of employee housing and transportation, interviews employees hired through our subcontractors, and reviews employment contracts and related documentation to further validate our subcontractors' compliance with FAR 52.222-50 and both country of origin and host nation labor laws.

Information about our Executive Officers
The following table sets forth certain information as of January 31, 2023 regarding our executive officers, including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	63	President and Chief Executive Officer (CEO), Director	Mr. Prow has served as President, CEO and director of the Company since December 2016. Mr. Prow has over thirty years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of DoD and other government customers. Mr. Prow's roles at IBM Corporation include: (i) from 2014 to 2015 as General Manager, Global Government Industry in connection with IBM’s technology and services competencies, where he had responsibility for global revenues exceeding $9 billion, (ii) from 2012 to 2013 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s more than $4 billion North America consulting services unit, and (iii) from 2007 to 2012 as General Manager, Global Business Services, with strategic, profit and loss and operational responsibility for IBM’s more than $2.4 billion U.S. Public Sector business unit. He currently serves on the board of directors for the Professional Services Council, Christian Brothers High School - St. Louis Missouri, and International Research and Exchange Board.
Susan D. Lynch	61	Senior Vice President and Chief Financial Officer (CFO)
Ms. Lynch has served as Senior Vice President and Chief Financial Officer since August 2019. From April 2016 until August 2019, Ms. Lynch served as Chief Financial Officer and Executive Vice President of Sungard Availability Services Capital Inc., a $1.1 billion private equity backed, global enterprise providing cloud, disaster recovery, managed private and shared hosting and colocation IT services. From 2007 to 2015, Ms. Lynch served as Executive Vice President and Chief Financial Officer of Hitachi Vantara (formerly known as Hitachi Data Systems), a more than $4 billion division of Hitachi, Ltd. and provider of global data storage infrastructure solutions, software, and professional services. From 2005 to 2007, Ms. Lynch was VP & CFO for Raytheon Technical Services Company, a $2 billion segment of Raytheon Company. From 1984 to 2005, Ms. Lynch held various financial leadership positions with Honeywell International, Inc. Her last position with Honeywell was Assistant Corporate Controller. Ms. Lynch left Honeywell International temporarily and was CFO of Geonex Corporation from 1993 to 1994. Susan is a Certified Public Accountant. In November 2021, Ms. Lynch was elected to the Board of Directors of Allegro Microsystems (NASDAQ: ALGM) and currently serves on the Audit committee.

William W. Beard	63	Senior Vice President, Aerospace Solutions	Mr. Beard has served as Senior Vice President, Aerospace Solutions since January 2023. From 2020 to January 2023, Mr. Beard served as the operations and strategy executive responsible for growth, strategy and operational efficiency at Vertex. Previously, he served as the lead consultant and proprietor from 2016 to 2019 for Allegiant Professional Services, providing operations, strategy, and new business development services to aerospace and defense clients. From 2013 to 2016, he served as Vice President and General Manager of GKN Aerospace, where he oversaw factories manufacturing flight critical components and assemblies for The Boeing Company, Honda Aircraft Company, and Honeywell Aerospace. Prior to joining GKN Aerospace, he led operations for DRS Technologies C3 and Aviation Group for four years. Before that, Mr. Beard served as Vice President of Operations at L-3 Vertex Aerospace. Before joining L-3 Vertex Aerospace, he held multiple positions at L-3 Communications Integrated Systems, including Senior Director for Federal Programs. Mr. Beard’s early career includes 20 years in active duty with the United States Navy, holding roles in a variety of intelligence, surveillance, and reconnaissance and special mission aircraft organizations. Mr. Beard earned Air Medals for missions flown during Operation Desert Storm in Kuwait, and in Bosnia during the Balkans conflict. Mr. Beard received a bachelor’s degree from New Hampshire College and an MBA from Baylor University. He is also a graduate of an Executive Leadership Program taught at the Imperial College of London Center for Creative Leadership.

Kevin T. Boyle	53	Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary	Mr. Boyle has served as Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary since October 2018. Prior to joining V2X, he served as senior vice president, general counsel and secretary of Vencore Holding Corp, a provider of information solutions, cyber security, engineering and analytics for the U.S. government and intelligence community, from March 2017 until June 2018. He led Vencore through a strategic transaction process, resulting in the merger of Vencore with two other companies to create Perspecta, Inc. Mr. Boyle was senior vice president, general counsel and secretary from January 2014 until January 2016 with Alion Science and Technology Corporation, a global engineering and technology solutions company providing services to federal and international customers. Earlier in his career, he held senior executive positions with public and private technology services and product companies, including MCR, LLC, Vangent, Inc., General Dynamics Information Technology, Anteon International Corporation and InterWorld Corporation. Mr. Boyle currently serves on the Board of the Wolf Trap Foundation.
Susan L. Deagle	54	Senior Vice President and Chief Growth & Client Service Officer
Ms. Deagle has served as Senior Vice President and Chief Growth & Client Service Officer since January 2023. From May 2017 to January 2023, Ms. Deagle served as Senior Vice President and Chief Growth Officer. She is responsible for the Company's top and bottom line organic and inorganic growth. From 2015 to 2017, Ms. Deagle served as Vice President and Integration Executive for an acquisition aligned with the inception of IBM Corporation's Watson Health business unit. From 2013 to 2015, Ms. Deagle served as Vice President for sales and distribution strategy for IBM's U.S. Federal and Government Industries, where she drove cross-brand and cross-sell opportunities to increase market penetration, expanding IBM's base business. From 2011 to 2012, Ms. Deagle served as Director of Sales and Distribution Strategy and Planning for IBM's global public sector. While at IBM, she also created and ran the federal government wide Acquisition Contract Center.

Corinne L. Minton-Package	50	Senior Vice President, Advance Technology
Ms. Minton-Package has served as Senior Vice President, Advanced Technology since January 2023. From January 2021 through January 2023, Ms. Minton-Package was the Senior Vice President of Systems and Technology. From October 2020 to January 2021, Ms. Minton-Package was Senior Vice President, Operational Technology and Enterprise. She is responsible for leading the technology business unit at V2X, growing around applications, network and cyber for military customers. This portfolio is also responsible for building repeatable sensor driven solutions, including tolling, screening, identity management and security. From 2018 to 2020, Ms. Minton-Package was Vice President of Operational Technology, and was responsible for program execution and growth of the portfolio of engineering, perimeter security and intrusion detection, and the internet of things sensor capabilities as in addition to solution and alliances. From 2017 to 2018, she held the role of Vice President of Solutions and Alliances, and was responsible for creating partnership that would support our strategy for converged infrastructure. Prior to joining V2X, for more than 20 years Ms. Minton-Package held various positions at IBM Global Business Services, and most recently, from 2014 to 2017, as a partner in the commercial healthcare practice.

Kenneth W. Shreves	60	Senior Vice President, Global Mission Training & Sustainment
Mr. Shreves has served as the Senior Vice President, Global Mission Training & Sustainment since July 2022. In this role, Mr. Shreves is responsible for base operations, logistics, high consequence training and the national security program businesses. From November 2021 to July 2022, he was Senior Vice President, Organic Growth, Operational Enablement and Supply Chain. Prior to this role, Mr. Shreves was Vice President of Business Development/Capture, where he worked to build and execute the Company's organic growth strategy. He joined V2X in October 2017 from SOSi, where he was Vice President of Business Development. Prior to SOSi, he was at DynCorp International where he held multiple leadership positions in the fields of national security and business development. Prior to his commercial career, Ken served in the United States Army as a Logistics Officer, retiring after twenty-eight years, having commanded at every level through Brigade Command and culminating as the Army Chair at the National War College in Washington DC. Mr. Shreves earned a B.S. in Business Administration – Finance from the University of Florida, an M.S. in Administration from Central Michigan University and an M.S. in National Security Studies from the National War College, Fort McNair, Washington DC.

Michael J. Smith	42	Vice President of Treasury, Corporate Development, and Investor Relations	Mr. Smith has served as the Company’s Vice President of Treasury, Corporate Development, and Investor Relations since 2014. Prior to joining V2X in 2014, he was co-founder and managing director of The Silverline Group, a strategic consulting and advisory services firm that focuses on the aerospace and defense, intelligence, government services, homeland security, and federal civilian markets from 2012 to 2014. While at Silverline, Mr. Smith was responsible for providing advice and counsel on mergers and acquisitions and for generating market studies, assessments, company positioning, valuation studies, and competitive intelligence for clients. Additionally, he helped clients formulate and execute investment decisions, including stock purchases, acquisitions, and divestitures. Prior to co-founding The Silverline Group, Mr. Smith was a senior equity research associate at Lazard Capital Markets, covering the aerospace and defense, federal government information technology services, and defense technology sectors. He also spent five years with BB&T Capital Markets covering defense and government services and seven years with Raymond James & Associates in various capacities, including senior equity research liaison. Mr. Smith is a CFA® charterholder and earned a bachelor’s degree with a major in finance and a minor in economics from the University of South Florida.
Richard Mendoza	58	Senior Vice President and Chief People Officer	Mr. Mendoza has served as Senior Vice President and Chief People Officer since July 2022. From 2016 to July 2022, Mr. Mendoza served in multiple roles at Vertex, including as the Senior People Leader since 2017, responsible for the tactical execution and strategic direction of all aspects of Human Resources, Security, Communications, Payroll, Labor Relations, and Learning & Development. From 2016 to 2017, Mr. Mendoza was the Director of Human Resources at Vertex, where he oversaw “People Operations,” comprised of the HR Business Partner, Employee Relations, Talent Management, and Compliance functions. Prior to joining Vertex in 2016, Mr. Mendoza held multiple positions at L3 Technologies Platform Integration, a division of 1,700 employees with expertise in aircraft design, system integration, flight sciences engineering, and major structural modification. He joined L3 Technologies Platform Integration in 2004 as the Talent Acquisition Lead and HR Business Partner and later became the Senior Manager of Human Resources. Before that, he served in the United States Air Force from 1982 to 2003, including in leadership roles in Forward Air Control radar operations and the Air Force Recruiting Service. He holds a Senior Professional Human Resources (SPHR) certification from the Human Resources Certification Institute.

Available Information
Our principal executive offices are located at 7901 Jones Branch Drive, McLean, Virginia, 22102. Our telephone number is (571) 481-2000 and our website address is www.goV2X.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available on our website as soon as reasonably practicable after electronically filed with the Securities and Exchange Commission (SEC). Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report. Our reports filed with the SEC also may be found on the SEC's website at www.sec.gov.

ITEM 1A. RISK FACTORS
In evaluating our Company and business, you should carefully consider the risks and uncertainties described below, together with information disclosed elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report, and other documents we file with the SEC. The risks described below relate to our business, governmental regulations, indebtedness, financial condition and markets, and our securities. Also, the risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in our stock price.
Summary of Risk Factors
Risks Related to Our Business
•Our profitability or performance could suffer if we are unable to recruit and retain qualified personnel or if we are unable to maintain adequate staffing levels for our contracts.
•A significant portion of our workforce is represented by labor unions, and our business could be harmed in the event of a prolonged work stoppage.
•Competition within our markets may reduce our revenue and market share.
•We may not be successful in winning new contracts or recompeting our existing contracts, which could have an adverse impact on our business and prospects.
•Our earnings and margins may vary based on the mix of our contracts, our performance, and our ability to control costs.
•While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.
•A significant portion of our revenue is derived from a few large contracts, and the loss or material reduction of any of these contracts could have a material adverse effect on our results of operations and cash flows.
•Termination, expiration or non-renewal of our existing U.S. government contracts may adversely affect our business.
•Uncertainties in the U.S. government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.
•Business disruptions caused by natural disasters, pandemics, global hostilities and other crises could adversely affect our profitability and our overall financial position.
•Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment or effectively respond to the impacts of COVID-19 to our workplaces could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or customers and possible exposure to litigation.
•We work in international locations where there are high security risks, which could result in harm to our employees and contractors and the incurrence of substantial costs.
•We are subject to legal and regulatory compliance risks associated with operating internationally.
•We conduct a portion of our operations through joint ventures, exposing us to certain risks and uncertainties, many of which are outside of our control.
•Our business could be adversely affected by bid protests.

•We are dependent on the U.S. government and, if our reputation or relationship with the U.S. government was harmed, our revenue and growth prospects could be adversely affected.
•Misconduct of our employees, subcontractors, agents, prime contractors or business partners could cause us to lose customers and could have a material adverse impact on our business and reputation, adversely affecting our ability to obtain new contracts.
•Our earnings and margins depend, in part, on subcontractor performance.
•We rely on internal and external information technology systems to conduct our business, and disruption or failure of these systems could adversely affect our business and results of operations.
•We rely on our information and communications systems in our operations. Security breaches and other disruptions could adversely affect our business and results of operations.
•We are subject to certain data privacy regulations, which expose us to certain risks if we do not comply with these requirements.
•We may not realize the anticipated benefits and cost savings of the Merger and integrating the two companies may be more difficult, costly or time-consuming than expected.
•We may pursue acquisitions and other investments that involve numerous risks and uncertainties.
•We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
•We may be required to contribute additional funds to meet any present or future underfunded benefit obligations associated with multiemployer pension plans in which we participate.
•Our insurance may be insufficient to protect us from claims or losses.
•There is a rapidly evolving awareness and focus from stakeholders with respect to environmental, social and governance practices, which could affect our business.
Risks Related to Governmental Regulations and Laws
•Environmental, health and safety issues could have a material adverse effect on our business, financial position or results of operations.
•As a U.S. government contractor, we are subject to a number of procurement laws and regulations and could be adversely affected by changes in regulations or our failure to comply with these regulations.
•Our business is subject to audits, reviews, cost adjustments, and investigations by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.
•The DoD continues to modify its business practices, which could have a material effect on its overall procurement processes and adversely impact our current programs and potential new awards.
•Our business depends upon obtaining and maintaining required facility security clearance and individual security clearances.
•Our business may be negatively impacted if we are unable to adequately protect our intellectual property rights.
Risks Related to Our Indebtedness, Financial Condition and Markets
•In connection with the Merger, we assumed significantly more indebtedness than V2X's prior indebtedness. Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.
•Our variable rate indebtedness may expose us to interest rate risks, which could cause our debt costs to increase significantly.
•Our debt agreements contain covenants with which we must comply or risk default, or that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
•The effects of changes in worldwide economic and capital markets conditions may significantly affect our ability to maintain liquidity or procure capital.
•We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth.
•Goodwill represents a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

Risks Related to Our Securities
•We meet the requirements to be a “controlled company” within the meaning of the rules of the New York Stock Exchange (NYSE) and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on its Board of Directors or Board committees.
•If our significant shareholders who received shares of our common stock in the Merger sell their shares of our common stock after such shares are no longer subject to resale restrictions, our common stock price could be materially affected.
•Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
RISKS RELATED TO OUR BUSINESS
Our profitability or performance could suffer if we are unable to recruit and retain qualified personnel or if we are unable to maintain adequate staffing levels for our contracts.
Due to the specialized nature of our business, our future performance and rate of growth is highly dependent upon the continued services of our personnel and executive officers, the development of additional management personnel and the hiring of new qualified technical, marketing, sales, and management personnel for our operations. Recruitment of qualified personnel is highly competitive, and we may not be successful in attracting or retaining qualified personnel. In recent years, the industry-wide market for qualified employees became even more competitive than in previous years. We also must manage leadership development and succession planning throughout our business. The loss of key employees, coupled with an inability to attract new, qualified employees or adequately train employees, or the delay in hiring key personnel could significantly impact our ability to perform under our contracts and could have an adverse effect on our business, results of operations and financial condition.
In addition, our profitability is affected by how efficiently we utilize our workforce, including our ability to transition employees from completed contracts to new assignments; to hire and assimilate new employees; to hire personnel in or timely deploy expatriates to foreign countries; to manage attrition and a subcontractor workforce; and to devote time and resources to training, business development, professional development and other non-chargeable activities. Further, continued visa and other travel restrictions related to the ongoing COVID-19 pandemic may also impact our ability to properly perform on our contracts. See the risk factor below, “We face various risks related to health epidemics, pandemics and similar outbreaks, particularly COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.”
A significant portion of our workforce is represented by labor unions, and our business could be harmed in the event of a prolonged work stoppage.
On December 31, 2022, approximately 5,400 of our employees, or approximately 35% of our employee base were unionized. We have 54 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in managing our workforce. Work stoppages by our union employees or implementation of a work stoppage contingency plan could negatively impact our ability to provide services to our customers on a timely basis, which could in turn negatively impact our results of operations and financial condition.
Competition within our markets may reduce our revenue and market share.
Our business is highly competitive, and we compete with larger companies that have greater name recognition, greater financial resources, and larger technical staff, as well as companies with a competitive advantage due to a small business designation. Within our industry, companies have engaged in mergers and acquisitions to increase their competitive position. Our competitors may provide our customers with different or greater capabilities or better contract terms than we can provide, including past contract experience, geographic presence, price, and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
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
We derive a substantial majority of our revenue from our contracts with the federal government, which are typically awarded through a rigorous competitive bidding process. This competitive bidding process presents a number of risks, including the following:
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
In addition, we face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Some of our existing contracts must be recompeted when their original period of performance ends. Recompetes represent opportunities for competitors to take market share away from us. Recompetes also represent opportunities for our customers to obtain more favorable terms and discounts from us. We may be required to qualify or continue to qualify under multiple award task orders, and it may be more difficult for us to win future task orders. If we are unable to consistently win new contract awards, or successfully recompete our existing contracts, our business and prospects will be adversely affected, and our actual results may differ materially and adversely from those anticipated.
Our earnings and margins may vary based on the mix of our contracts, our performance, and our ability to control costs.
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursable (including non-fee-bearing costs) and firm-fixed-price. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursable contracts generally have lower profitability than firm-fixed-price contracts. Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. Profitability also may be adversely affected during the start of a new contract due to initial spending necessary to successfully complete phase-in requirements. For example, as we continue the phase-in process for LOGCAP V, we are required to outlay certain amounts of capital to perform under the contract, which amounts we may or may not recoup from the U.S. government. To varying degrees, each of our contract types involves risk that we could underestimate the costs and resources necessary to fulfill the contract.
In addition, our failure to satisfy customer expectations or contract requirements may result in reduced fees or claims made against us by our customers and may affect our financial performance. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards.
While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.
Because many fixed-price contracts are long-term and may also involve new technologies, unforeseen events, such as technological difficulties, cost fluctuations, significant inflation, problems with suppliers, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us. Revenue derived from firm-fixed-price contracts represented approximately 40% of our total revenue for the year ended December 31, 2022. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs could result in reduced profits or losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs through requests for equitable adjustments (REAs) or claims to the Contracting Officer, the denial of which may be appealed to the Armed Services Board of Contracting Appeals, and make assumptions on what we expect to recover in our financial statements, but we may not be able to negotiate full recovery for these costs. In addition, pursuit of these REAs and claims can require significant time and additional costs, including legal fees and expenses, and there is no guarantee that such actions would ultimately be successful.

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
Aggregate revenue from our four largest contracts amounted to approximately $0.9 billion, or 31.0% of our revenue for the year ended December 31, 2022. As of December 31, 2022, our four largest contracts were the Kuwait and Iraq Task Orders under the LOGCAP V contract vehicle, the Kuwait Base Operations and Security Support Services in Kuwait (K-BOSSS) contract, and the OMDAC-SWACA contract. The Kuwait Task Order was previously part of the U.S. Army's K-BOSSS contract, which was exercised through August 28, 2023, and is being transitioned under LOGCAP V and retained by us. Performance on the Kuwait Task Order began in July 2021, and performance on the Iraq Task Order began in June 2021. The awards are approximately $1,078.6 million and $992.8 million, respectively, with estimated period of performance completion in December 2026. The OMDAC-SWACA contract was re-awarded on December 29, 2020, and performance on the contract began on July 16, 2021. The new award is an approximately $673.1 million cost-plus-fixed-fee contract with an estimated period of performance completion in April 2026.
The Kuwait and Iraq Task orders under LOGCAP V each accounted for more than 10% of our revenue for the year ended December 31, 2022, and we expect these contracts will continue to have a significant contribution to our revenue. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows. See "Significant Contracts" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
Termination, expiration or non-renewal of our existing U.S. government contracts may adversely affect our business.
The U.S. government services marketplace is characterized by contracts of shorter duration as compared to large production and systems integration programs. U.S. government services contracts generally are of a finite duration of five years and usually range between three and ten years. The termination, expiration or non-renewal of our existing U.S. government contracts could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations.
The U.S. government may terminate any of our government contracts, in whole or in part, at any time at its convenience with little or no notice. The U.S. government may also terminate our contracts for default if we fail to meet our obligations under a contract. If any of our contracts were terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were terminated for default, generally the customer would pay us only for the work that has been accepted. Moreover, the customer can require us to pay the difference between the original contract price and the cost to re-procure the contract deliverables, net of the work accepted from the original contract. In addition, the U.S. government can also hold us liable for damages resulting from the default.
The expiration, non-renewal or termination of any government contracts, whether for convenience or default, would adversely affect our current programs and reduce our revenue, earnings and cash flows. A termination for default may also negatively affect our reputation, performance ratings and our ability to win new government contracts, particularly for contracts covering the same or similar types of services.
Uncertainties in the U.S. government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.
Our contracts and revenue primarily depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process and is difficult to predict. The U.S. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of a number of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, the federal debt ceiling, current and future economic conditions, presidential administration and congressional priorities, government shutdowns, continuing resolutions, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business.
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
Business disruptions caused by natural disasters, pandemics, global hostilities and other crises could adversely affect our profitability and our overall financial position.
We have operations located in regions of the U.S. and internationally that may be exposed to natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics, including as a result of COVID-19, and other national or international crises, such as the war in Ukraine. Although preventative measures may help mitigate the damage from such occurrences, impacts on our supply chain and the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenue from sales to customers, we could experience a material adverse effect on our financial position and results of operations.
There is also an increasing concern over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risk includes longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.
We face various risks related to health epidemics, pandemics and similar outbreaks, particularly COVID-19, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
COVID-19 or other pandemics have in the past and may in the future negatively affect the U.S. and global economy, disrupt global supply chains, result in significant travel and transport restrictions, and create significant disruption in the global financial markets. To date, COVID-19 has not had a material adverse impact on our operating results and our business. However, the extent of the continued impact of COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including any potential subsequent waves or variants of COVID-19. The ultimate impact on financial markets and the global economy, new government regulations for defense contractors and other related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread remain uncertain and cannot be predicted.
It is also possible that the continued spread of COVID-19 could continue to delay or limit the ability of the U.S. government and other customers to perform on its contractual obligations, including making timely payments to us. Essentially all of our revenue is derived from services ultimately sold to the U.S. government, and we cannot predict the effect COVID-19 or other pandemics may have on our customers’ spending and mission priorities. COVID-19 or other pandemics could delay the announcement of new contract awards and/or the timing of start-up or transition of our major contracts. Any prolonged interruptions in payment or transition activities on our large contracts may disrupt our cash flows, and these uncertainties could adversely affect both our operations and financial position.
The spread of COVID-19 has caused us to significantly modify our business practices (including limiting employee and contractor presence at our work locations), and we may take further actions as may be required by government authorities or our customers or that we determine are in the best interests of our employees, contractors, customers, suppliers, and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted. Further, the impact of COVID-19 in affected regions where we operate could affect our ability to operate effectively. Additionally, the effects on our long-term operations as a result of a significant portion of our workforce continuing to work in a hybrid or remote capacity for a prolonged period are unknown. Further, prolonged telework by a large portion of our workforce presents potential cybersecurity and data security risks, which in the event of a cybersecurity incident, could have a material adverse impact on our business, results of operations and financial condition.
Due to the many uncertainties and the rapidly changing business environment, the impacts from the COVID-19 pandemic may have a material adverse effect on our business, financial position, results of operations and/or cash flows in the future. The ongoing pandemic may also have the effect of heightening many of the other risks identified in this Annual Report on Form 10-K for the year ended December 31, 2022.
Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment or effectively respond to the impacts of COVID-19 to our workplaces could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or customers and possible exposure to litigation.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, and highly regulated materials. Additionally, the COVID-19 pandemic has introduced additional risks to our worksites, which require additional policies and procedures. Although we have safety procedures in place, if we fail to implement them, or if the procedures we implement are ineffective or insufficient, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment, as well as the nature of the environment in which we conduct business, could result in environmental disasters, employee deaths or injuries, reduced profitability, or the loss of projects or customers, any of which could have a material adverse impact on our business, financial condition, results of operations and reputation.
We work in international locations where there are high security risks, which could result in harm to our employees and contractors and the incurrence of substantial costs.
Some of our services, including those using subcontractors, are performed in high-risk locations, including but not limited to, Iraq, certain parts of Africa, and the Middle East, where the country, region or surrounding areas may have unstable governments, or in areas of military conflict, or hostile and unstable environments, including war zones, or at military installations. These operations increase the risk of an incident resulting in damage or destruction to our work or living sites or resulting in injury or loss of life to our employees, subcontractors or other third parties. Our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations or cash flows.
We are subject to legal and regulatory compliance risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 48% of total revenue for the year ended December 31, 2022. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the European Union (EU) General Data Protection Regulation (GDPR). Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, any of which could have a material adverse effect on us.
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
We derive all or most of our revenue from work performed under U.S. government contracts, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2022, we generated approximately 46% of our total revenue from the U.S. Army. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, alleged violations of labor trafficking laws, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation. If our reputation is negatively affected, we may lose our ability to conduct business in a foreign country (e.g., loss of business license), lose a required security clearance, or are suspended or debarred from contracting with government agencies or any branch of the DoD, our revenue and growth prospects could be adversely impacted.
Misconduct of our employees, subcontractors, agents, prime contractors or business partners could cause us to lose customers and could have a material adverse impact on our business and reputation, adversely affecting our ability to obtain new contracts.
Misconduct, fraud or other improper activities by our employees, subcontractors, agents, prime contractors or business partners could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of classified or personal information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental matters, bribery of foreign government officials, lobbying or similar activities, boycotts, antitrust and any other applicable laws or regulations. Misconduct involving data security lapses or inadequate cybersecurity protections resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Although we have implemented policies, procedures and controls and training that are designed to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Misconduct by any of our employees, subcontractors, agents, prime contractors or business partners or our failure to comply with applicable laws or regulations could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future financial results.
Our earnings and margins depend, in part, on subcontractor performance.
We rely on third-party subcontractors to perform some of the services that we provide to our customers. Disruptions or performance problems caused by our subcontractors could have an adverse effect on our ability as a prime contractor or higher tier subcontractor to meet our commitments to customers.
We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, proper invoicing, cost reasonableness, allocability, allowability, adjustments to the scope of the subcontractor’s work, or the subcontractor’s failure to comply with applicable law or regulations. Uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default.
We rely on internal and external information technology systems to conduct our business, and disruption or failure of these systems could adversely affect our business and results of operations.
We utilize, develop, install and maintain a number of information technology systems both for us and for our customers. Additionally, we utilize and rely on external systems maintained by our service providers. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, supplier and vendor payment processing, supply chain management and financial reporting. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business processes. Under certain contracts with the U.S.

government, the adequacy of our business processes and related systems could be called into question. The occurrence of such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We rely on our information and communications systems in our operations. Security breaches and other disruptions could adversely affect our business and results of operations.
As a U.S. defense contractor, various privacy and security laws require us to protect sensitive and confidential information from disclosure both for us and others. However, we have faced and may continue to face certain security threats, including cybersecurity threats to our information technology infrastructure, attempts to gain access to proprietary or classified information, and threats to physical security. As a government contractor, we and our suppliers face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. In connection with the information technology and network communications services that we provide to our customers, we also may encounter cybersecurity threats at customer sites that we operate. We face an added risk of a security breach or other significant disruption of our information technology systems and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
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
Our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a business function than we would be in a more centralized environment. In addition, “company-wide” business initiatives, such as the integration of information technology systems, carry a higher risk of failure. Depending on the nature of the initiative, such failure could result in loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or technical business information), remediation costs, indemnity obligations and other potential liabilities, regulatory or government action, breach of contract claims, contract termination, class action or individual lawsuits from affected parties, negative media attention, reputational damage, and loss of confidence from our government clients. Any of the foregoing could materially adversely affect our business, financial condition or results of operations, and our insurance and other risk mitigation mechanisms may not be sufficient to recover the costs.
We continue to update and replace many of our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the effectiveness of our systems, strengthen cybersecurity requirements and improve the efficiency of our systems. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption could have a material adverse effect on our business.
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. If a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could prevent us from having access to or being eligible for further work on such systems and networks and cause serious harm to our business and reputation. Our liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.
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
We may not realize the anticipated benefits and cost savings of the Merger and integrating the two companies may be more difficult, costly or time-consuming than expected.
The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our business with Vertex’s. We may not realize the benefits of the Merger, including, among other things: (i) the expectation that combining Vectrus and Vertex would create a larger, stronger company with (a) an enhanced ability to compete for more integrated business opportunities, (b) a more diversified revenue base across geographies, clients and contract types in supporting missions for the DoD and other government agencies, and (c) a combined contract portfolio that will be more balanced across the government agencies served or (ii) the expectation that Vectrus will be able to use free cash flow to reduce its indebtedness.
The Merger involves the integration of Vertex’s business with our legacy business, which is a complex, costly and time-consuming process. Furthermore, Vertex’s current process of integrating its Defense Training and Mission Critical Services business, which still relies on certain operating and support services from Raytheon Company, could further increase the complexity and costs of integrating Vertex’s businesses following the Merger. It is possible that the integration process could result in material challenges, including, without limitation:
• the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Merger;
• managing a larger combined company;
• the creation of a new executive management team;
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
• integrating the companies’ financial reporting and internal control systems, including the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;
• coordinating geographically separate organizations;
• maintaining and protecting the competitive advantages of each of Vectrus and Vertex, including the trade secrets, know-how and intellectual property related to its processes;
• unanticipated issues in integrating information technology, communications and other systems; and
• unforeseen expenses or delays associated with the Merger.
Many of these factors will be outside of the Company’s control, and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could materially affect the Company’s financial position, results of operations and cash flows.
If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period after completion of the Merger. In addition, the actual cost savings of the Merger could be less than anticipated.
Our future results may be adversely impacted if the Company does not effectively manage its expanded operations.
Following the completion of the Merger, the size of the Company’s business is significantly larger than the previous size of either Vectrus’ or Vertex’s respective businesses. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.
We may pursue acquisitions and other investments that involve numerous risks and uncertainties.
We have and may in the future selectively pursue strategic acquisitions and other investments. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could affect our operating results for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material liabilities in an acquisition, including liabilities that are unknown as of the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities, and increase our risk of litigation, all of which could harm our business.
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
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to represent workers of various unrelated companies. Certain collective bargaining agreements require us to contribute to their various multiemployer pension plans. For the year ended December 31, 2022, we contributed $6.3 million to multiemployer pension plans. Under the Employee Retirement Income Security Act (ERISA), an employer who contributes to a multiemployer pension plan, absent an applicable exemption or other mitigating circumstance, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption or other mitigating circumstance, we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results.
Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims as described under Part I, Item 3, "Legal Proceedings," in this Annual Report on Form 10-K. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, such claims or litigation could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. In addition, any securities litigation that we could encounter as a publicly traded company could be costly, divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
There is a rapidly evolving awareness and focus from stakeholders with respect to environmental, social and governance practices, which could affect our business.
Stakeholder expectations with respect to environmental, social and governance matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in key areas including diversity and inclusion, environmental stewardship, support for local communities and corporate governance. A failure to maintain appropriate environmental, social, governance practices may result in loss of business, and an inability to attract and retain customers and talented personnel, and which could have a negative impact on our business, results of operations and financial condition, and potentially on the price of our common stock and cost of capital.
RISKS RELATED TO GOVERNMENTAL REGULATIONS AND LAWS
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
•The CTIP Act, which ensures that government contractors and others are fully trained to combat human trafficking pursuant to the National Security Presidential Directive 22; and
•The U.S. Government Cost Accounting Standards (CAS), which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.
If we are found to have violated any of these or other laws or regulations, or are found not to have acted responsibly as defined by them, we may be subject to reductions of the value of contracts; contract modifications or terminations; the assessment of penalties and fines, compensatory damages or treble damages; or suspension or debarment from government contracting or subcontracting, any of which could have a material adverse effect on our financial position, results of operations, or cash flows.

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
The DoD continues to pursue various initiatives designed to gain efficiencies and to focus and enhance business practices. These initiatives and resulting changes, such as increased usage of firm-fixed-price contracts, where we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses, multiple award IDIQ contracts and small and disadvantaged business set-aside contracts, have an impact on the contracting environment in which we do business. Any of these changes could impact our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. These initiatives, such as IDIQ contracts, continue to evolve, and the full impact to our business remains uncertain and subject to the way the DoD implements them. As a result of these initiatives, our profit margins on future contracts may be reduced and may require us to make sustained efforts to reduce costs in order to realize revenue and profits under our contracts. If we are not successful in reducing the amount of costs we incur, our profitability on our contracts will be negatively impacted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue, profitability and prospects.
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
Our business may be negatively impacted if we are unable to adequately protect our intellectual property rights.
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
RISKS RELATED TO OUR INDEBTEDNESS, FINANCIAL CONDITION AND MARKETS
In connection with the Merger, we assumed significantly more indebtedness than V2X's prior indebtedness. Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.
As of December 31, 2022, we had approximately $1,336.8 million of aggregate debt outstanding, which consists of the First Lien Term Facility, the Second Lien Term Facility and the ABL Facility (See Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). In connection with the Merger, we incurred significant additional indebtedness, including under the First Lien Term Facility and the Second Lien Term Facility and the ABL Facility (each as defined in Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), which could adversely affect our business operations, cash flows and liquidity, including by decreasing our business flexibility and increasing our interest expense.
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
The secured credit facilities include fallback language providing for a mechanism to convert to a new reference when the London Interbank Offered Rate (LIBOR) ceases to exist. In certain circumstances, such transition may also occur at the election of Vertex and the administrative agent under the respective credit facility. This could materially and adversely affect our results of operations, cash flows and liquidity. The methodology for calculating these reference rates differs in a number of respects from the methodology for calculating LIBOR, and they are not expected to be the economic equivalent of LIBOR. As a result of such differences in methodology, among other factors, it is possible that these rates will perform differently from LIBOR in future periods and may be more volatile. Additionally, there can be no assurance that the new reference rates will attain market acceptance as replacements of LIBOR. These interest rates will fluctuate with changing market conditions and, if they increase, our interest expense will also increase. The market transition away from LIBOR to alternative reference rates is complex and could have a range of material adverse effects on our business, financial condition and results of operations.
Our variable rate indebtedness may expose us to interest rate risks, which could cause our debt costs to increase significantly.
Borrowing under the secured credit facilities are at variable rates of interest and will expose us to interest rate risk. As of December 31, 2022, we had approximately $1,336.8 million of aggregate debt outstanding under our secured credit facility. Given the current rising interest rate environment, if interest rates continue to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed would remain the same, and our ability to generate cash from operations and other cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
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
Our debt agreements contain covenants with which we must comply or risk default, or that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
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
We are subject to various taxes, including but not limited to income, gross receipts and payroll withholding taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision or benefit for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation and enforcement, could result in higher or lower taxes assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting our tax expense and profitability. See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. Additionally, changes in the geographic mix of our revenue, including certain additional foreign taxes resulting from the Merger, could also impact our tax liabilities and affect our overall tax expense and profitability.
The effects of changes in worldwide economic and capital markets conditions may significantly affect our ability to maintain liquidity or procure capital.
Our business may be adversely affected by factors in the U.S. and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which our company operates; social, political or labor conditions in specific countries or regions; geopolitical conflict or hostilities; or adverse changes in the availability and cost of capital, inflation, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which our company operates. If we lose access to our revolving credit facility, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
Adverse changes to financial conditions also could jeopardize certain counterparty obligations, including those of our insurers and financial institutions and other third parties.

We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth.
As of December 31, 2022, our total backlog was $12.3 billion, which included $2.6 billion in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:
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
At December 31, 2022, our goodwill was approximately $1.7 billion, which represented approximately 51.2% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. (For additional information on our goodwill impairment testing, see Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
RISKS RELATED TO OUR SECURITIES
We meet the requirements to be a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on its Board of Directors or Board committees.
Following the Merger, approximately 62.25% of the outstanding shares of the common stock of the Company is held by holders of the equity interests of Vertex, on a fully diluted basis, and approximately 37.75% is held by the holders of the common stock of Vectrus, on a fully diluted basis. Vertex Aerospace Holdco LLC, a Delaware limited liability company (Vertex Holdco), an affiliate of American Industrial Partners Capital Fund VI, L.P., a Delaware limited partnership and private equity fund affiliated with American Industrial Partners, owns approximately 62.25% of the fully diluted shares of the common stock of the Company.
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
In addition, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions, and our shareholders will not have the same protections afforded to shareholders of other companies that are required to comply with the independence rules of the NYSE.
Our stock price may be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general and uncertainty related to major contract awards, such as our LOGCAP V Award. The trading price of our stock varied from a low of $29.81 to a high of $48.04 in 2022. Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.

Any future offerings of securities, including debt or preferred stock, which would be senior to our common stock, or other equity securities may materially and adversely affect us or our shareholders, including the per share trading price of our common stock.
We may issue, from time to time, additional securities, including common stock, preferred stock, depository shares, warrants, rights and debt securities, whether through an effective registration statement or otherwise. In addition to issuing more shares of our common stock, in the future, we may attempt to increase our capital resources by making additional offerings of debt, including senior debt securities or subordinated debt securities, or preferred stock, or securities that are exchangeable or exercisable or for or convertible into any of the foregoing. Holders of debt and holders of preferred stock may be entitled to receive payments of interest, dividends or otherwise prior to holders of shares of our common stock receiving dividends or any other payments and, in addition, upon liquidation, holders of debt and holders of shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Our preferred stock, if issued, has rights, preferences and privileges, including a preference on liquidating distributions and/or a preference on dividend payments, which could limit our ability to pay dividends to holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of future offerings. As a result, our shareholders bear the risk that our future offerings could adversely affect their rights as holders of common stock, reduce the per share trading price of our common stock and dilute their interest in us.
If our significant shareholders who received shares of our common stock in the Merger sell their shares, the price of our common stock could be materially affected.
If our significant shareholders who received shares of our common stock in connection with the Merger choose to sell a significant number of our shares, such sales could have a material impact on the market price for our common stock.
The restrictions on sales contained in the Shareholders Agreement, dated as of July 5, 2022, among the Company and certain of its shareholders (the Shareholders Agreement) have expired, and all of the shares of our common stock issued in connection with the completion of the Merger are available for resale in the public market, including pursuant to an effective registration statement that the Company filed for these shareholders. As of the date of this Form 10-K, approximately 60.1% of the outstanding shares of our common stock are held by the shareholders party to the Shareholders Agreement.
Such shareholders may decide not to hold the shares of our common stock they received upon completion of the Merger. In addition, certain of such shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they received upon completion of the Merger.
The impact on our stock price of sales of shares by such shareholders could be positive or negative, whether in the immediate term or in the future, and could be material. The effect and magnitude would depend on various factors, including market conditions, public float, trading volume and liquidity, shareholder composition and ownership, market perception, the number of shares sold and analyst coverage. In addition, future events and conditions could further increase the dilution from sales of these shares, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the Merger. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate. These sales may also make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings.
We do not currently plan to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock in the future.
We do not currently plan to pay dividends on our common stock. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Our Board of Directors may consider such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. Further, pursuant to the Shareholders Agreement, for so long as the Former Vertex Stockholders (as defined in the Shareholders Agreement) collectively beneficially own 34% or more of the outstanding shares of the Company’s common stock, the Company will not, without the requisite consent of the Former Vertex Stockholders declare or pay any dividend or distribution (a) on a non-pro-rata basis or (b) in excess of $25.0 million in the aggregate during any fiscal year.
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
Certain provisions of our amended and restated articles of incorporation and our second amended and restated by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the amended and restated articles of incorporation and the second amended and restated by-laws, among other things, provide for a classified board, do not permit shareholders to convene special meetings or to remove our directors other than for cause, limit our shareholders' ability to fill vacancies on our Board of Directors and impose advance notice requirements for shareholder proposals and nominations of Directors to be considered at meetings of shareholders. In addition, the amended and restated articles of incorporation authorize our Board of Directors to issue one or more series of preferred stock without further action by our shareholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes restrictions on mergers and other business combinations between any beneficial holder of 10% or more of our outstanding common stock and us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have 343 locations in 45 countries and territories on six continents. Our contract performance typically occurs on the government customer’s facility. Our material locations are the corporate headquarters office located at 7901 Jones Branch Drive, McLean, Virginia, an operations office located at 2424 Garden of the Gods Road, Colorado Springs, Colorado, and an operations office at 555 Industrial Drive, Madison, Mississippi. These properties are used by our sole operating segment. Our McLean, Colorado Springs and Madison offices are leased and have approximately 24,400, 65,000 and 164,000 square feet, respectively. The leases for our McLean, Colorado Springs and Madison offices expire in 2032, 2028 and 2030, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings including government investigations and claims, which are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. As a government contractor, we are also subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and repayments, compensatory or treble damages. We believe the outcome of such ongoing government audits and investigations will not have a material impact on our results of operations, financial condition or cash flows. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations, financial condition or cash flows.
See Note 15, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the NYSE under the symbol “VVX". Our common stock started trading on the NYSE in September 2014. As of February 28, 2023, there were approximately 3,899 stockholders of record and 30.9 million outstanding shares of common stock.
To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K. For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Shareholders.
RECENT SALES OF UNREGISTERED SECURITIES
None
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2022.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return of our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from December 31, 2014 through December 31, 2022 with data points as of December 31 for the years shown. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that $100 had been invested in V2X common stock, the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index on December 31, 2017 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
2017
2018
2019
2020
2021
2022
V2X, Inc.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 and any variant strains thereof on the global economy; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; inflation and interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Merger; risks and uncertainties relating to the Spin-off; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
V2X, formerly known as Vectrus, is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and delivers a comprehensive suite of integrated solutions across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Our primary customer is the U.S. Department of Defense. For the years ended December 31, 2022, 2021 and 2020, we had total revenue of $2.9 billion, $1.8 billion and $1.4 billion, respectively, substantially all of which was derived from U.S. government customers. For the years ended December 31, 2022, 2021 and 2020, we generated approximately 46%, 64% and 69%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $1,107.2 million, or 62.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Revenue increased $908.4 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from our U.S, Asia, Europe and Middle East programs increased by $916.0 million, $105.7 million, $61.7 million, and $23.8 million, respectively.
Operating income for the year ended December 31, 2022 was $55.8 million, a decrease of $6.2 million or 10.1%, compared to the year ended December 31, 2021. This decrease was primarily due to amortization of intangible assets, and acquisition-related costs associated with the Merger.
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
We recorded an income tax expense of $8.2 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively, which represent effective income tax rates of (134.6)% and 15.4%, respectively. See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Further details related to our financial performance for the year ended December 31, 2022, compared to the year ended December 31, 2021, are contained in the Discussion of Financial Results section. Details related to our financial performance for the year ended December 31, 2021, compared to the year ended December 31, 2020 are included in the Discussion of Financial Results section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, electronically filed with the SEC on EDGAR on March 7, 2022.
Merger with Vertex
For a discussion of our Merger and related debt and stock-based compensation obligations, see Note 3, Merger and Acquisitions, Note 10, Debt and Note 16, Stock Based Compensation, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
COVID-19 Impact
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. Furthermore, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors, except in certain limited circumstances. Since then, multiple courts have enjoined the executive order’s implementation, although the court decisions are not uniform in their application or the states to which the injunction applies. The federal government has indicated that it will not, for the time being, enforce the vaccination mandate.
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
For the years ended December 31, 2022 and 2021, the impact of COVID-19 was immaterial to our financial results. For the year ended December 31, 2020, it is estimated that COVID-19 caused a $63.1 million reduction in our revenue and a $0.39 reduction in our diluted earnings per share. This impact was primarily due to certain government actions to restrict access to certain bases by V2X personnel and delays in supplier deliveries.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for one or more of the years ended December 31, 2022, 2021 and 2020:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2022	2021	2020
LOGCAP V - Kuwait Task Order	16.4%	11.8%	—%
LOGCAP V - Iraq Task Order	9.8%	11.7%	—%
OMDAC-SWACA	4.2%	7.8%	14.2%
K-BOSSS	0.7%	15.8%	34.1%
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

The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2023, with three additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $472.9 million and $210.8 million of revenue for the years ended December 31, 2022 and 2021, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2023, with three additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $282.5 million and $209.0 million of revenue for the years ended December 31, 2022 and 2021, respectively.
On December 29, 2020, the U.S. Army announced that Vectrus Systems Corporation (VSC), our wholly-owned subsidiary was awarded an $859.7 million cost-plus-fixed-fee contract to continue OMDAC-SWACA. Work will be based in Kuwait with additional locations throughout Southeast Asia. On March 8, 2021, the U.S. government received a protest from a competitor, which was filed at the Government Accountability Office (GAO). The GAO decided the case and denied the protest on June 1, 2021. Subsequently, on July 13, 2021, the unsuccessful competitor filed a protest at the U.S. Court of Federal Claims (COFC). On August 15, 2022, the COFC dismissed the protest with prejudice. The estimated completion date of this contract is December 26, 2025. The OMDAC-SWACA contract contributed $122.7 million and $139.5 million of revenue for the years ended December 31, 2022 and 2021, respectively.
The K-BOSSS contract currently is exercised through August 28, 2023. Components of the K-BOSSS contract were re-competed as a task order under the LOGCAP V contract vehicle and were awarded to us on April 12, 2019. The K-BOSSS contract contributed $18.9 million and $282.2 million of revenue for the years ended December 31, 2022 and 2021, respectively.
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
Total backlog increased by $7.3 billion in the year ended December 31, 2022 primarily due to the Merger. As of December 31, 2022, total backlog (funded and unfunded) was $12.3 billion as set forth in the following table:

	As of December 31,
(In millions)	2022	2021
Funded backlog	$2,567	$1,033
Unfunded backlog	9,695	3,972
Total backlog	$12,262	$5,005
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $2.6 billion during the year ended December 31, 2022, which was an increase of $771.3 million compared to the year ended December 31, 2021.

Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. However, the U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. We believe that our capabilities, particularly in operations and logistics, aerospace, training and technology, should help our clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in our business. Further, the DoD budget remains the largest in the world and management believes our addressable portion of the DoD budget offers substantial opportunity for growth.
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On December 29, 2022, the FY 2023 Omnibus Appropriations Act was signed into law by the President, providing $817 billion to the Defense Department. This reflects a $44 billion increase over the President’s FY 2023 budget request. The Fiscal 2024 budget request is expected to be submitted by the President in March 2023.
Past congressional actions have suspended and increased the debt ceiling at various times but in January 2023, the current statutory debt ceiling limit of $31.4 trillion was reached. As a result, the Treasury Department began taking accounting measures to continue financing the U.S. government while avoiding a breach. However, it is expected the U.S. government will exhaust these measures and that statutory action will be needed in 2023 to increase or suspend the debt ceiling.
While it is difficult to predict the specific course of future defense budgets, we believe many of the core functions we perform are mission-essential and that spending to maintain readiness, improve performance, increase service life, lower cost, and modernize digital and physical environments will continue to be a U.S. government priority. Our focus is on providing integrated solutions across the mission lifecycle that encompass (i) high consequence training; (ii) readiness/logistics/deployment; (iii) mission and infrastructure support, including rapid response contingency efforts; (iv) battlefield connectivity and communications; (v) maintenance, modification, repair, and overhaul of assets and aircraft; (vi) and upgrades and modernization across digital and physical environments. We develop and insert operational technologies across our solutions to improve efficiency and the outcomes of our clients' missions. We believe this aligns with our clients' intent to utilize and harden existing equipment, infrastructure, and assets rather than executing new purchases. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services.
However, business conditions have become more challenging due to macroeconomic conditions, including inflation and rising interest rates. Given the current pace of inflation and other geopolitical factors, we are monitoring the impact of rising costs on our active and future contracts. To date, we have not experienced broad-based increases due to inflation in the costs of our fixed-price and time and materials contracts that are material to the business as a whole; however, if we begin to experience greater than expected inflation in our supply chain and labor costs, our profit margins, and in particular, our profit margin from fixed-price and time and materials contracts, which represent a substantial portion of our contracts, could be adversely affected. See Item 1A, "Risk Factors".
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, changes to the U.S. corporate income tax system. While we do not currently anticipate any impact on our business, we are continuing to evaluate the Inflation Reduction Act of 2022 and its requirements, as well as any potential impact on our business in future.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Year ended December 31, 2022, compared to Year ended December 31, 2021
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2022	2021	$	%
Revenue	$2,890,860	$1,783,665	$1,107,195	62.1%
Cost of revenue	2,595,848	1,623,245	972,603	59.9%
% of revenue	89.8%	91.0%
Selling, general and administrative expenses	239,241	98,400	140,841	143.1%
% of revenue	8.3%	5.5%
Operating income	55,771	62,020	(6,249)	(10.1)%
Operating margin	1.9%	3.5%
Interest expense, net	(61,879)	(7,985)	(53,894)	674.9%
(Loss) income before taxes	(6,108)	54,035	(60,143)	(111.3)%
% of revenue	(0.2)%	3.0%
Income tax expense	8,222	8,307	(85)	(1.0)%
Effective income tax rate	(134.6)%	15.4%
Net (loss) income	$(14,330)	$45,728	$(60,058)	(131.3)%
Revenue
Our revenue increased by $1,107.2 million, or 62.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Revenue increased $908.4 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from our U.S, Asia, Europe and Middle East programs increased by $916.0 million, $105.7 million, $61.7 million, and $23.8 million, respectively.
Cost of Revenue
Our cost of revenue increased by $972.6 million, or 59.9%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increased revenue from the Merger and increased amortization of intangible assets.
Selling, General & Administrative (SG&A) Expenses
Our SG&A expenses increased by $140.8 million, or 143.1%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the Merger, including $39.9 million of acquisition-related costs.
Operating Income
Our operating income decreased by $6.2 million, or 10.1%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Operating income as a percentage of revenue was 1.9% for the year ended December 31, 2022, compared to 3.5% for the year ended December 31, 2021. The decrease in operating income was primarily due to amortization of intangible assets and acquisition-related costs associated with the Merger.
Aggregate cumulative adjustments increased operating income by $13.3 million for the year ended December 31, 2022 and decreased operating income by $1.3 million for the year ended December 31, 2021. The aggregate cumulative adjustments for the years ended December 31, 2022 and December 31, 2021 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income was also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of other direct cost purchases.

Interest (Expense) Income, Net
Interest (expense) income, net for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,		Change
(In thousands)	2022	2021	$	%
Interest income	$165	$161	$4	2.5%
Interest expense	(62,044)	(8,146)	(53,898)	(661.6)%
Interest expense, net	$(61,879)	$(7,985)	$(53,894)	(674.9)%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $53.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to increased debt assumed with the Merger.
Income Tax Expense
We recorded income tax expense of $8.2 million and $8.3 million for the years ended December 31, 2022 and 2021, respectively, which represented effective income tax expense rates of (134.6)% and 15.4%, for the respective years. The increase in the effective income tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to increased non-deductible compensation, non-deductible transaction costs, foreign tax expenses, and state income tax expense which were partially offset by the release of prior year uncertain tax position and current year Foreign Derived Intangible Income (FDII) Deduction.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have generated operating cash flow sufficient to fund our working capital, capital expenditures and financing requirements. We expect to fund our ongoing working capital, capital expenditure and financing requirements, and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, our credit facilities and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, and periodic principal and interest payments on our debt.
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
To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, COVID-19 led to disruption and volatility in the global capital markets and global supply chain, which, depending on future developments, could impact our capital resources and liquidity in the future.
The CARES Act, signed into law in March 2020 in response to the COVID-19 pandemic, provided a deferral of payroll tax payments from which we benefited by deferring cash outlays of $16.8 million in 2020. This had the effect of increasing cash outlays for payroll taxes by $8.1 million during the first quarter of 2022.
On the Closing Date, the outstanding debt from the Amended Term Loan and the Amended Revolver, $50.2 million and $40.0 million, respectively, was repaid, with proceeds from the First Lien Incremental Term Tranche credit facility, and related guarantees and liens were discharged and released. For additional discussion of the Company’s indebtedness, see Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
In conjunction with the Merger, V2X assumed first and second lien debt of $1,182.7 million and $185.0 million, respectively. In addition, an ABL Credit Agreement was assumed that provides for the ABL Facility of up to an aggregate amount of $200.0 million in the ABL Loans. The Vertex ABL Credit Agreement also provides for (i) a $30.0 million sublimit of availability for letters of credit, and (ii) a $10.0 million sublimit for short-term borrowings on a swingline basis. The Company voluntarily prepaid $25.0 million of its second lien debt on December 30, 2022.
The Company recognized $39.9 million of M&A-related costs that were expensed as incurred during 2022. These costs increased cash outlays for Merger related payments by $45.8 million during the year.
The cash presented on our Consolidated Balance Sheets consists of U.S. and international cash from wholly-owned subsidiaries. Approximately $25.5 million of our total $116.1 million in unrestricted cash as of December 31, 2022 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
Subsequent Events: Debt Refinancing
On February 28, 2023, Vertex Aerospace Services Corp. (the “Borrower”), an indirect, wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) among the lenders identified therein and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. The Credit Agreement provides for $750 million in senior secured financing, with a first lien on substantially all the Borrower’s assets, consisting of a $500 million five-year Revolving Credit Facility and a five-year $250 million Term Loan. The proceeds of these Credit Facilities were used to, among other things, (i) repay a portion of the First Lien Credit Agreement, (ii) repay the entire outstanding amount of the Second Lien Credit Agreement, and (iii) repay the entire outstanding ABL Credit Facility.
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
The total amount of our accounts receivable can vary significantly over time and is sensitive to revenue levels and the timing of payments received from our customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 68 and 75 as of December 31, 2022 and 2021, respectively.
The following table sets forth net cash provided by (used in) operating activities, investing and financing activities.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating activities	$93,495	$61,339	$64,081
Investing activities	175,958	(12,643)	(138,025)
Financing activities	(193,236)	(75,585)	105,774
Foreign exchange	1,337	(3,325)	1,579
Net change in cash	$77,554	$(30,214)	$33,409

Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges and tax law changes such as the CARES Act. Net cash provided by operating activities increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due primarily to the Merger.
Net cash provided by operating activities for the year ended December 31, 2022 consisted of cash inflows from non-cash income items of $100.6 million and a decrease in net working capital requirements of $47.7 million, partially offset by a net loss of $14.3 million and cash outflows for other non-current assets and liabilities of $40.5 million.
Net cash provided by operating activities for the year ended December 31, 2021 consisted of net income of $45.7 million and non-cash items of $25.9 million and a decrease in net working capital requirements of $3.1 million, partially offset by cash outflows deferred taxes of $7.3 million and other non-current assets and liabilities of approximately $6.1 million.
Net cash provided by investing activities for the year ended December 31, 2022 consisted of $193.7 million of cash acquired in the Merger. This was partially offset by $12.4 million of net capital expenditures for the purchase of computer hardware and software, and equipment related to ongoing operations and $5.3 million of cash disbursed in a business disposition.
Net cash used in investing activities for the year ended December 31, 2021 consisted of $9.8 million of net capital expenditures for the purchase of computer hardware and software, intangible assets, and equipment and $3.1 million for a joint venture contribution. These outflows were partially offset by inflows from a $0.3 million business acquisition purchase price adjustment.
Net cash used in financing activities during the year ended December 31, 2022 consisted of repayments of long-term debt of $108.4 million, payment of debt issuance costs of $2.3 million and payments of $2.0 million for employee withholding taxes on share-based compensation. During 2022, we also borrowed and repaid $392.0 million and $472.9 million, respectively, on the Amended Revolver. These cash outflows were partially offset by $0.4 million received from the exercise of stock options.
Net cash used in financing activities during the year ended December 31, 2021 consisted of net repayments on the Amended Revolver of $65.0 million, long-term debt payments of $8.6 million, and payments of $2.4 million for employee withholding taxes on share-based compensation. This was partially offset by $0.4 million received from the exercise of stock options.
Capital Resources
As of December 31, 2022, we held cash and cash equivalents of $116.1 million, which included $25.5 million held by foreign subsidiaries and had $184.4 million of available borrowing capacity under the ABL Facility, which expires on June 29, 2026. We believe that our cash as of December 31, 2022, as supplemented by cash flows from operations and our credit facilities, will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
Our commitments to make future payments under long-term contractual obligations were as follows, as of December 31, 2022:

	Payments Due in Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$65,603	$19,588	$22,313	$12,437	$11,265
Principal payments on Vertex First Lien Credit Agreements¹	1,176,763	11,850	23,700	23,700	1,117,513
Principal payments on Vertex Second Lien Credit Agreement¹	160,000	—	—	—	160,000
Interest on Vertex First and Second Lien Credit Agreements	688,689	115,603	228,636	222,872	121,578
Total	$2,091,055	$147,041	$274,649	$259,009	$1,410,356
¹ Includes unused funds fee and is based on the December 31, 2022 interest rate and outstanding Credit Agreement balance
CRITICAL ACCOUNTING ESTIMATES
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
Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill impairment, intangible assets and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments, and include areas where different estimates reasonably could materially impact the financial statements. We discuss below significant critical accounting policies. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.
Revenue Recognition
We account for revenue following the guidance in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606 is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when an integrated set of tasks exists, the contract is accounted for as one performance obligation. Unexercised contract options and IDIQ contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed.
Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. When the estimates of total costs to be incurred on a contract exceed total estimates of the total revenue to be earned on the contract, a provision for the entire loss is determined at the contract level and recognized in the period in which the loss was determined.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the services being performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer.
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent that related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding U.S. government reserve amounts.
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
See Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 4, Revenue, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
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
For 2022 and 2021, we used the qualitative approach to assess goodwill for impairment. No impairment charges related to goodwill were recorded during 2022 and 2021.
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
The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Furthermore, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
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
New Accounting Standards Updates
See Part II, Item 8, Note 2, Recent Accounting Standards Updates, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding accounting standards updates.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available as of December 31, 2022.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement and Vertex Second Lien Credit Agreement would result in a $13.4 million change in our related annual cash interest expenses.

Assuming our ABL Facility was fully drawn to a principal amount equal to $200.0 million, each one percentage point change in interest rates would result in a $2.0 million change in our annual cash interest expense.
In the past, we entered into interest rate swap derivative instruments to manage our exposure to interest rate risk related to our Amended Term Loan. On June 29, 2022, in conjunction with our planned extinguishment of the related hedged debt interest expense, we terminated our remaining interest rate swaps that were designated and qualified as effective cash flow hedges. For additional information regarding our derivative instruments, see Note 11, Derivative Instruments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience volatility related to movements in foreign currency exchange rates. In the past, we entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on our Consolidated Statements of Income and our Consolidated Balance Sheets was immaterial and related hedging was discontinued. Our forward contracts expired in January 2022 and no such contracts are outstanding as of December 31, 2022.
For additional information on our interest rate and foreign currency hedge contracts, refer to Note 11, Derivative Instruments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As discussed in Part I, Item 1, “Business” of this Annual Report on Form 10-K, the Company completed the Merger with Vertex on July 5, 2022. As permitted by interpretive guidance for newly acquired businesses issued by the SEC Staff, management has excluded the internal control over financial reporting (ICFR) of Vertex and its consolidated subsidiaries from the evaluation of the Company's effectiveness of its disclosure controls and procedures as of December 31, 2022. Since the date of Merger, Vertex's financial results are included in the Company's Consolidated Financial Statements. Total assets, excluding goodwill and intangible assets, and revenues of Vertex that were excluded from management's assessment constitute 45.1% of the Company's consolidated total assets, excluding goodwill and intangible assets as of December 31, 2022 and 31.4% of consolidated total revenues for the year ended December 31, 2022. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to ICFR.
Other than the items discussed above, there were no changes in our ICFR that occurred during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our ICFR.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this evaluation, management concluded that our ICFR was effective as of December 31, 2022. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company’s ICFR as of December 31, 2022 was audited by RSM US LLP, an independent registered public accounting firm, as stated in their report included herein.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited V2X, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for the year ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 2, 2023, expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Vertex Aerospace Services Holding Corp. from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination in the third quarter of 2022. We have also excluded Vertex Aerospace Services Holding Corp. from our audit of internal control over financial reporting. Vertex Aerospace Services Holding Corp. is a wholly owned subsidiary whose total assets, excluding goodwill and intangible assets, and revenues represent approximately 45.1% and 31.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

McLean, Virginia
March 2, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Shareholders (the 2023 Proxy Statement) to be filed within 120 days after the Company's fiscal year ended December 31, 2022 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1, "Business" in this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the 2023 Proxy Statement.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.
2.Exhibits

2.1
Agreement and Plan of Merger, dated as of March 7, 2022, by and among Vectrus, Inc., Vertex Aerospace Services Holding Corp., Andor Merger Sub LLC and Andor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022) †

2.2
Share Purchase Agreement, dated as of December 28, 2020, among Vectrus Systems Corporation, Zenetex LLC, ZTX Holdings, LLC, and the persons named on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 29, 2020)

3.1	Second Amended and Restated Articles of Incorporation of V2X, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022)
3.2	Second Amended and Restated Bylaws of V2X, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022)
4.1
Shareholders Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022) †

4.2
Registration Rights Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022) †

4.3	Description of the Company’s securities +
10.1
Management Services Agreement, dated as of July 5, 2022, by and between Vectrus, Inc. and AIP, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.2
Amendment No. 2, dated as of January 24, 2022, by and among Vectrus, Inc., an Indiana corporation, as Holdings, Vectrus Systems Corporation, a Delaware corporation, as the Borrower, the other Loan Parties party thereto, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.3	Guaranty of Lease, dated September 30, 2021, by Vectrus Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021)
10.4
Distribution Agreement by and between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014)

10.5
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.5 of Exelis Inc.'s Form 8-K Current Report filed on September 29, 2014)

10.6
First Lien Credit Agreement, dated as of the December 6, 2021 (as amended by Amendment No 1., dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.7
Second Lien Credit Agreement, dated as of December 6, 2021, by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.8
ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022) *
10.10	Amended and Restated Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022) *

10.11
Prow Letter Agreement, dated November 30, 2016, between the Company and Charles L. Prow (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 6, 2016)*

10.12
Deagle Employment Letter, dated March 13, 2017, between Vectrus, Inc. and Susan L. Deagle (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on April 3, 2018)*

10.13	Lynch Letter Agreement, dated July 7, 2019 between Vectrus, Inc. and Susan D. Lynch (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on August 5, 2019)*
10.14	Boyle Letter Agreement, dated October 3, 2018 between the Company and Kevin T. Boyle *+
10.15	Shreves Letter Agreement, dated September 29, 2017 between the Company and Kenneth W. Shreves*+
10.16	Separation Agreement and Complete Release of Liability, dated January 6, 2023 between the Company and John E. Boyington*+
10.17	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 16, 2015)*
10.18	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.19
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of February 24, 2021 (incorporated by reference to Exhibit 10.27 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)*

10.20
Vectrus, Inc. Senior Executive Severance Pay Plan, as Amended and Restated as of November 9, 2016 (incorporated by reference to Exhibit 10.01 to Vectrus, Inc.'s Current Report on Form 8-K filed on November 10, 2016)*

10.21	V2X, Inc. Second Amended and Restated 2014 Omnibus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 13, 2022)*
10.22
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (incorporated by reference to Exhibit 10.23 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.23
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.8 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.24
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Cash Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.9 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.25
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for awards on or after October 6, 2015) incorporated by reference to Exhibit 10.10 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.26
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.27	Description of Non-Management Director Annual Compensation (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.'s Current Report on Form 8-K filed on May 11, 2021)*
10.28	Form of replacement Restricted Unit Agreement under the Vectrus, Inc. 2014 Omnibus Incentive Plan *+
21	Subsidiaries of the Company+
23	Consent of RSM US LLP+
23.1	Consent of Deloitte & Touche LLP+
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
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

101	The following materials from V2X, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.#
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) #

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

V2X, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of V2X, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
As described in Notes 1, 4 and 5 of the consolidated financial statements, the Company recognizes revenue derived from contracts over time. For the year ended December 31, 2022, revenue was $2,890.9 million. Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, management estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the services being performed, the cost and availability of materials, the performance of subcontractors, and negotiations with the customer on contract modifications.

We have identified the assessment of the total estimated costs to complete a contract in order to accurately recognize the associated revenue on contracts in process as a critical audit matter because of the significant assumptions management makes in determining the costs and revenues related to the performance obligations. Auditing management’s judgments related to Company’s contracts involves a high degree of auditor judgment and increased audit effort due to the volume and complexity of contracts and the assumptions related to total revenue and costs.

Our audit procedures related to management’s estimates of total revenue and costs for the performance obligations used to recognize revenue included the following, among others:
•We obtained an understanding of the relevant controls related to revenue recognition and costs and tested such controls for design and operating effectiveness, including management’s controls over the estimation of total contract costs to be incurred to complete uncompleted contracts.

•We selected a sample of contracts and performed the following for each contract:
◦Evaluated whether the contract was properly included in management’s calculation based on the terms and conditions, including whether the customers simultaneously receive and consume the benefits of the Company’s services.
◦Evaluated the Company’s identification of performance obligations by evaluating whether the services to be performed under the contract were capable of being distinct or an integrated set of tasks and deliverables as a single solution.
◦Compared the transaction prices to the consideration expected to be received under the contract, including all executed contract modifications that were agreed upon with the customers.
◦Evaluated the estimates of total revenue and costs for the performance obligations as follows:
▪Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
▪Evaluated performance obligations and the associated estimate of profitability at completion as prepared by management and compared it to the recorded cost and revenue.
▪Evaluated management’s ability to estimate total costs and revenue accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.
▪Evaluated performance obligation results occurring after the measurement period and, when applicable, understood changes to the estimate and impacts on the measurement period.
•We performed analytical procedures over contract margins by comparing the current year results to prior results and to post-close results.

Fair Value Estimation of Certain Customer-Related and Contractual Intangible Assets Acquired in Business Combination
As described in the Note 3 to the consolidated financial statements, on July 5, 2022, Vectrus, Inc. merged with Vertex Aerospace Services Corp forming V2X for total consideration of $634.0 million. The Company conducted valuations of certain intangible assets as of the date of acquisition, including customer-related and contractual intangible assets of $480 million. The Company used an income approach in its valuation of intangible assets, which is a method of using discounted cash flows. The model requires management to make significant assumptions, which include revenue growth rates and the selection of an appropriate discount rate.

We identified the fair value determination of certain customer-related and contractual intangible assets as a critical audit matter due to the high degree of auditor judgment and subjectivity in applying audit procedures relating to the fair value measurement of the intangible assets acquired. Increased audit effort was required in performing procedures and evaluating the significant assumptions relating to the estimate, including the use of valuation specialists.

Our audit procedures related to management’s estimates for the fair value of customer-related intangible assets acquired in business combination included the following, among others:
•We obtained an understanding of the relevant controls related to the valuation of customer-related and contractual intangible assets and tested design and operating effectiveness, including management’s controls for identifying the intangible assets, determining forecasts of future cash flows and selecting the discount rate.
•We tested the completeness and accuracy of the underlying data used in the fair value models which included inspecting contractual documents and comparing projected cash flows to both historical actual results and industry data.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
•We performed sensitivity analyses over assumptions used in the fair value calculations, to evaluate the risk associated with a change in assumptions to the recorded fair value of the customer-related intangible assets.
•We evaluated the adequacy of the Company’s financial statement disclosures related to the acquisition.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

McLean, Virginia
March 2, 2023

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of V2X, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of V2X, Inc. (formerly Vectrus, Inc.) and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
March 7, 2022

We began serving as the Company’s auditor in 2013. In 2022 we became the predecessor auditor.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Revenue	$2,890,860	$1,783,665	$1,395,529
Cost of revenue	2,595,848	1,623,245	1,271,375
Selling, general and administrative expenses	239,241	98,400	80,679
Operating income	55,771	62,020	43,475
Interest expense, net	(61,879)	(7,985)	(4,793)
(Loss) income from operations before income taxes	(6,108)	54,035	38,682
Income tax expense	8,222	8,307	1,731
Net (loss) income	$(14,330)	$45,728	$36,951

(Loss) earnings per share
Basic	$(0.68)	$3.91	$3.19
Diluted	$(0.68)	$3.86	$3.14
Weighted average common shares outstanding – basic	20,996	11,705	11,599
Weighted average common shares outstanding – diluted	20,996	11,836	11,751
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements

V2X, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net (loss) income	$(14,330)	$45,728	$36,951
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	666	1,099	(756)
Net change in fair value of foreign currency forwards	31	(434)	589
Tax benefit	272	121	36
Net change in derivative instrument	969	786	(131)
Foreign currency translation adjustments	(596)	(6,659)	5,186
Other comprehensive income (loss), net of tax	373	(5,873)	5,055
Total comprehensive (loss) income	$(13,957)	$39,855	$42,006
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$116,067	$38,513
Receivables	728,582	348,605
Prepaid expenses	74,234	21,160
Other current assets	13,049	15,062
Total current assets	931,932	423,340
Property, plant, and equipment, net	78,715	23,758
Goodwill	1,653,822	321,734
Intangible assets, net	497,951	66,582
Right-of-use assets	52,825	43,651
Other non-current assets	17,858	10,394
Total non-current assets	2,301,171	466,119
Total Assets	$3,233,103	$889,459
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$406,706	$212,533
Compensation and other employee benefits	168,038	80,284
Short-term debt	11,850	10,400
Other accrued liabilities	196,538	55,031
Total current liabilities	783,132	358,248
Long-term debt, net	1,262,811	94,246
Deferred tax liabilities	15,813	32,214
Operating lease liabilities	41,083	34,536
Other non-current liabilities	133,185	20,128
Total non-current liabilities	1,452,892	181,124
Total liabilities	2,236,024	539,372
Commitments and contingencies (Note 15)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000 shares authorized; 30,470 and 11,738 shares issued and outstanding as of December 31, 2022 and 2021, respectively	305	117
Additional paid in capital	748,877	88,116
Retained earnings	253,424	267,754
Accumulated other comprehensive loss	(5,527)	(5,900)
Total shareholders' equity	997,079	350,087
Total Liabilities and Shareholders' Equity	$3,233,103	$889,459
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating activities
Net (loss) income	$(14,330)	$45,728	$36,951
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	13,472	6,526	4,097
Amortization of intangible assets	48,643	10,028	4,029
Loss (gain) on disposal of property, plant, and equipment	59	65	(14)
Stock-based compensation	32,736	8,331	9,445
Amortization of debt issuance costs	7,805	912	386
Gain on disposition of business	(2,082)	—	—
Changes in assets and liabilities:
Receivables	(52,311)	(36,376)	1,000
Prepaid expenses	(3,971)	(5,178)	(3,588)
Other assets	15,333	(7,667)	(3,644)
Accounts payable	71,837	56,985	(2,680)
Deferred taxes	(15,554)	(7,280)	(10,665)
Compensation and other employee benefits	42,878	1,133	12,004
Other liabilities	(51,020)	(11,868)	16,760
Net cash provided by operating activities	93,495	61,339	64,081
Investing activities
Purchases of capital assets and intangibles	(12,425)	(9,776)	(4,500)
Proceeds from the disposition of assets	9	16	84
Acquisition of business, net of cash acquired	193,677	262	(133,609)
Disposition of business	(5,303)	—	—
Distributions from (contributions to) joint venture	—	(3,145)	—
Net cash provided by (used in) investing activities	175,958	(12,643)	(138,025)
Financing activities
Repayments of long-term debt	(108,400)	(8,600)	(6,500)
Proceeds from revolver	392,000	529,000	314,000
Repayments of revolver	(472,925)	(594,000)	(199,000)
Proceeds from exercise of stock options	408	379	59
Payment of debt issuance costs	(2,325)	(17)	(830)
Payments of employee withholding taxes on share-based compensation	(1,994)	(2,347)	(1,955)
Net cash (used in) provided by financing activities	(193,236)	(75,585)	105,774
Exchange rate effect on cash	1,337	(3,325)	1,579
Net change in cash, cash equivalents and restricted cash	77,554	(30,214)	33,409
Cash, cash equivalents and restricted cash – beginning of year	38,513	68,727	35,318
Cash, cash equivalents and restricted cash – end of year	$116,067	$38,513	$68,727
Supplemental Disclosure of Cash Flow Information:
Interest paid	$54,267	$5,801	$3,717
Income taxes paid	$13,416	$9,703	$14,520
Non-cash investing activities:
Purchase of capital assets on account	$2,716	$277	$2,226
Common stock issued for business acquisition	$630,636	$—	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2019	11,524	$115	$78,757	$185,075	$(5,082)	$258,865
Net income	—	—	—	36,951	—	36,951
Foreign currency translation adjustments	—	—	—	—	5,186	5,186
Unrealized gain on cash flow hedge	—	—	—	—	(131)	(131)
Employee stock awards and stock options	101	1	58	—	—	59
Conversion of liability-based stock compensation awards to equity-based stock compensation awards	—	—	405	—	—	405
Taxes withheld on stock compensation awards	—	—	(1,955)	—	—	(1,955)
Stock-based compensation	—	—	5,558	—	—	5,558
Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income	—	—	—	45,728	—	45,728
Foreign currency translation adjustments	—	—	—	—	(6,659)	(6,659)
Unrealized loss on cash flow hedge	—	—	—	—	786	786
Employee stock awards and stock options	113	1	377	—	—	378
Taxes withheld on stock compensation awards	—	—	(2,345)	—	—	(2,345)
Stock-based compensation	—	—	7,261	—	—	7,261
Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net loss	—	—	—	(14,330)	—	(14,330)
Foreign currency translation adjustments	—	—	—	—	(596)	(596)
Unrealized loss on cash flow hedge	—	—	—	—	969	969
Employee stock awards and stock options	140	2	406	—	—	408
Issuance of common stock in connection with a business combination	18,592	186	630,450	—	—	630,636
Taxes withheld on stock compensation awards	—	—	(1,994)	—	—	(1,994)
Stock-based compensation	—	—	31,899	—	—	31,899
Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
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
Vectrus was incorporated in the State of Indiana in February 2014. On September 27, 2014, Exelis Inc, an Indiana corporation, spun-off (the Spin-off) Vectrus and Vectrus became an independent, publicly traded company. References herein to "Exelis" or "Former Parent" refer to Exelis Inc. and its consolidated subsidiaries (other than Vectrus). Exelis was acquired by a predecessor entity of L3Harris Technologies, Inc. in May 2015.
On March 7, 2022, Vectrus entered into an Agreement and Plan of Merger (the Merger Agreement) with Vertex Aerospace Services Holding Corp., a Delaware corporation (Vertex), Andor Merger Sub Inc., a Delaware corporation and Andor Merger Sub LLC, a Delaware limited liability company. On July 5, 2022 (the Closing Date), Vectrus completed its merger (Merger) thereby forming V2X, Inc. For a description of the Merger, see Note 3, Merger and Acquisitions.
Unless the context otherwise requires or unless stated otherwise, references in these notes to "V2X", "we," "us," "our," “combined company”, "the Company" and "our Company" refer to V2X, Inc. and all of its consolidated subsidiaries (including, subsequent to the Merger, Vertex and its consolidated subsidiaries), taken together as a whole.
Equity Investment
In 2011, we entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, we entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, we entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company (KRH). Pursuant to the joint venture agreement, ServCore Resources and Services Solutions, LLC. (ServCore) was established to operate and manage labor and life support services outside of the continental United States at designated locations serviced by V2X and others around the world.
We account for our investments in HDSS, J&J and ServCore under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 25%, 50% and 40% shares, respectively, of income or losses from HDSS, J&J and ServCore in selling, general and administrative expenses in the Consolidated Statements of Income. Our investment in these joint ventures is recorded in other non-current assets in the Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Consolidated Statements of Cash Flows. As of December 31, 2022 and December 31, 2021, our combined investment balance in these joint ventures was $7.0 million and $5.4 million, respectively. Our proportionate share of income from HDSS, J&J and ServCore joint ventures was $2.8 million, $1.9 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Index to Consolidated Financial Statements
Summary of Significant Accounting Policies
Principles of Consolidation
V2X consolidates companies in which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition; income taxes; fair value and impairment of goodwill and intangible assets; valuation of assets and certain contingent liabilities. Actual results could differ from these estimates.
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, substantially all of our revenue for the years ended December 31, 2022, 2021 and 2020 was from the U.S. government.
Revenue Recognition
As a defense contractor engaging in long-term contracts, substantially all of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606, Revenue from Contracts with Customers (Topic 606) is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and IDIQ contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. For most U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue.
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
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive, which is included in the transaction price to

Index to Consolidated Financial Statements
the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Refer to Note 15, Commitments and Contingencies, for additional information regarding U.S. government reserve amounts.
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
Restricted Cash
At December 31, 2020 the Company had total cash, cash equivalents and restricted cash of $68.7 million which included $1.8 million of restricted cash related to collateral security for an outstanding letter of credit. The Company's restricted cash was immaterial at December 31, 2022 and we had no restricted cash at December 31, 2021.
Receivables
Receivables include amounts billed and currently due from customers, amounts unbilled, certain estimated contract change amounts, estimates related to expected award fees, claims or REAs in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. Unbilled receivables are classified as current assets based on our contract operating cycle. Substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Inventory
Inventory, reported in the prepaid expenses balance on the face of the Consolidated Balance Sheets, is substantially comprised of parts inventory and is valued at the lower of cost or net realizable value, generally using the average cost method. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, and current inventory levels.

(Loss) Earnings Per Share
We compute (loss) earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods.
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

Index to Consolidated Financial Statements
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
Leases
In accordance with ASC Topic 842, Leases (ASC Topic 842), operating leases are included on our Consolidated Balance Sheets as right-of-use (ROU) assets, other accrued liabilities and operating lease liabilities.
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
As allowed under ASC Topic 842, the Company elected the package of practical expedients permitted under the transition guidance which allowed the Company to carry forward the historical lease classification, assessment of whether a contract was or contained a lease and assessment of initial direct costs. In addition, we have made policy elections to apply the short-term leases practical expedient, whereby leases with a term of 12 months or less are not recorded on our balance

Index to Consolidated Financial Statements
sheet, and the practical expedient to not separate lease components from non-lease components. The latter expedient is applied to all of our leases. We did not elect to apply the hindsight practical expedient in determining lease terms and assessing impairment of ROU assets. See Note 12, Leases, for further information.
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
Refer to Note 11, Derivative Instruments, for additional information regarding our derivative activities.
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

Index to Consolidated Financial Statements
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATES
Accounting Standards Updates Issued but Not Yet Adopted
There were no accounting standards issued during 2022 that are expected to have a material impact on the Company's financial statements.
Accounting Standards Updates Adopted
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). To ease the burden in accounting for reference rate reform on financial reporting, the ASU provides companies with optional expedients and exceptions for applying accounting guidance to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted the standard during the first quarter of 2022. It did not have a material impact on the Company's financial statements.
NOTE 3
MERGER AND ACQUISITIONS
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
MERGER
On July 5, 2022, the Closing Date, Vectrus completed its previously announced Merger with Vertex, forming V2X by acquiring all of the outstanding shares of Vertex. On the Closing Date, Vertex and its consolidated subsidiaries became wholly-owned subsidiaries of the Company.
The combined V2X entity from the Merger is a larger and more diversified Company with the ability to compete for more integrated business opportunities and generate revenue across geographies, clients, and contract types in supporting the mission of our customers.
The operating results of Vertex subsequent to the Closing Date are included in the Company's consolidated results of operations. Vertex and its consolidated subsidiaries recognized revenue of $908.4 million and net loss of $39.9 million for the period from the Closing Date until December 31, 2022.
The Company recognized $39.9 million of acquisition-related costs that were expensed as incurred during the year ended December 31, 2022. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Income.
Purchase Price Allocation
The Merger is accounted for as a business combination. As such, the assets acquired and liabilities assumed are accounted for at fair value, with the excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed recorded as goodwill.

Index to Consolidated Financial Statements
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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Merger as of the Closing Date. The estimated fair value of Vertex’s assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. As of December 31, 2022, we considered these amounts to be preliminary because we are still in the process of gathering and reviewing information to support the valuations of certain contractual and operational factors underlying the customer related intangible assets, details surrounding tax matters and assumptions underlying certain existing or potential reserves, such as those for workers compensation and loss and below market contracts which are included in current and non-current liabilities below. The final determination could result in material adjustments.

(In thousands)	Preliminary Fair Value
Cash and cash equivalents	$196,993
Receivables	334,655
Prepaid expenses	49,172
Property, plant, and equipment	53,618
Intangible assets	480,000
Other non-current assets	18,895
Right-of-use assets	21,062
Accounts payable	(121,515)
Debt	(1,352,303)
Compensation and other employee benefits	(45,968)
Other current and non-current liabilities	(332,746)
Total identifiable net assets	(698,137)
Goodwill	1,332,088
Total purchase consideration	$633,951
As a result of the Merger, the Company recognized $1,332.1 million of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies, expanded market opportunities and other benefits that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes. In addition, we recognized two intangible assets related to backlog and customer contracts arising from the Merger. The fair value of backlog was $316.0 million, and the fair value of the customer contracts was $164.0 million with amortization periods of 4.5 years and 14.0 years, respectively. The receivables of $334.7 million represent fair value and are considered fully collectible as of December 31, 2022.
As part of the Merger, V2X acquired certain contracts, including a Transition Services Agreement (TSA) with Crestview Aerospace LLC (Crestview), which was previously divested to American Industrial Partners Capital Fund VI, L.P. (AIP). As of December 31, 2022, the Company recorded $2.3 million of income related to the TSA with Crestview, which was recorded as a reduction in cost of sales. AIP currently holds approximately 60.1% of V2X common stock.
The following unaudited pro forma information shows the combined results of our operations for the years ended December 31, 2022 and 2021 as if the Merger had occurred on January 1, 2021. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Vertex. The pro forma adjustments include: a) incremental amortization expense associated with identified intangible assets; b) incremental interest expense resulting from fair value adjustments applied to the Vertex debt that we

Index to Consolidated Financial Statements
assumed; and c) a reduction of revenues and operating expenses associated with fair value adjustments made to acquire assets and assumed liabilities, such as contract cost assets and contract liabilities.
This unaudited pro forma information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Year Ended December 31,
(Unaudited, in thousands)	2022	2021
Pro forma revenue	$3,669,567	$3,371,828
Pro forma net (loss) income	$(11,281)	$60,137
Zenetex
On December 31, 2020, we acquired Zenetex, a leading provider of technical and strategic solutions focused on enabling mission readiness, performance, and enhancement of protection for defense and national security clients globally.
The total net consideration paid for the acquisition was approximately $117.6 million, consisting of the purchase price of $122.8 million, net of cash acquired, less $5.2 million for a working capital shortfall compared with the working capital requirement agreed upon in the stock purchase agreement. The acquisition was funded by utilizing available capacity from our Amended Revolver (as defined in Note 10, Debt) and cash on hand.
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
The Company recognized customer related intangible assets arising from the acquisition. The related fair value was $57.1 million with an amortization period of 11.8 years. Fair value of intangible assets was based upon a cash flow analysis using management's best estimate of future revenue, earnings and cash flows, as well as analysis of historic performance of Zenetex. The cash flow analysis was discounted to adjust for risks in these estimates.
Additionally, the Company recognized goodwill of $53.5 million arising from the acquisition, which relates primarily to acquired product and services strengthening our position as a leading fully-integrated provider in the converged infrastructure market, as well as extending our operations and maintenance services to increase content and scope at client installations. Goodwill also includes other intangibles that do not qualify for separate recognition. The goodwill recognized for the Zenetex acquisition is fully deductible for income tax purposes. Zenetex results of operations have been included in our Consolidated Statements of Income for the periods subsequent to acquisition on December 31, 2020. On a proforma basis, the acquired business would have recognized revenue of $238.0 million for the year ended December 31, 2020, and an insignificant amount of income before taxes after proforma adjustments.

Index to Consolidated Financial Statements
HHB
On December 31, 2020, we acquired HHB, a leading provider of high-end solutions for facilities management, logistics, engineering, enterprise operations and asset management solutions for supporting intelligence community projects. The total net consideration paid for the acquisition was approximately $15.5 million. The acquisition was funded by utilizing available capacity from our Amended Revolver and cash on hand.
We finalized our determination of the fair values of the assets acquired and liabilities assumed during the fourth quarter of 2021.
The Company recognized a customer related intangible assets arising from the acquisition. The fair value was $8.6 million with an amortization period of 7.4 years. Fair value of the intangible assets was based upon a cash flow analysis using management's best estimate of future revenue, earnings and cash flows, as well as analysis of historic performance of HHB. The cash flow analysis was discounted to adjust for risks in these estimates.
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
NOTE 4
REVENUE
Remaining Performance Obligations
Remaining performance obligations represent firm orders by the customer and excludes potential orders under IDIQ contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. GAO or in the U.S. COFC. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
Remaining performance obligations as of December 31, 2022 and December 31, 2021 are presented in the following table:

	Year Ended December 31,
(In millions)	2022	2021
Performance Obligations	$2,997	$1,398
We expect to recognize approximately 72% of the remaining performance obligations as of December 31, 2022 as revenue in 2023.
Contract Estimates
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the year ended December 31, 2022 were favorable by $13.3 million, and for the years ended December 31, 2021 and 2020 were unfavorable by $1.3 million and $3.7 million, respectively.
For the years ended December 31, 2022 and 2021, the net adjustments to operating income increased revenue by $7.5 million and $0.4 million, respectively. For the year ended December 31, 2020, the net adjustments to operating income decreased revenue by $1.8 million.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable, time-and-materials and firm-fixed-price contracts on a single

Index to Consolidated Financial Statements
contract. On a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers.
On cost-plus contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost.
On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically, these costs do not bear fees.
On a time-and-materials contract, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. For this contract type, we bear the risk that our labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
On a firm-fixed-price contract, we agree to perform the contractual statement of work for a predetermined contract price. A firm-fixed-price contract typically offers higher profit margin potential than a cost-plus contract, which is commensurate with the greater levels of risk we assume on a firm-fixed-price contract. Although a firm-fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Although the overall scope of work required under the contract may not change, profit may be adjusted as experience is gained and as efficiencies are realized or costs are incurred.
The following tables present our revenue disaggregated by different categories. Revenue by contract type for the years 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost-plus and cost-reimbursable	$1,625,196	$1,271,167	$955,506
Firm-fixed-price	1,159,743	452,112	403,994
Time-and-materials	105,921	60,386	36,029
Total revenue	$2,890,860	$1,783,665	$1,395,529
Revenue by geographic region in which the contract is performed for the years 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States	$1,494,255	$578,255	$328,214
Middle East	1,024,674	1,000,877	902,162
Europe	204,302	142,606	155,169
Asia	167,629	61,927	9,984
Total revenue	$2,890,860	$1,783,665	$1,395,529
Revenue by contract relationship for the years 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Prime contractor	$2,695,067	$1,663,828	$1,324,628
Subcontractor	195,793	119,837	70,901
Total revenue	$2,890,860	$1,783,665	$1,395,529

Index to Consolidated Financial Statements
Revenue by customer for the years 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Army	$1,342,406	$1,134,849	$965,558
Navy	713,732	224,407	68,748
Air Force	459,849	266,291	299,272
Other	374,873	158,118	61,951
Total revenue	$2,890,860	$1,783,665	$1,395,529
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
As of December 31, 2022, we had contract assets of $487.8 million. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, Receivables, for additional information regarding the composition of our receivables balances. As of December 31, 2022, we had contract liabilities of $76.4 million included in other accrued liabilities in the Consolidated Balance Sheets.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2022	2021
Billed receivables	$227,718	$104,074
Unbilled receivables (contract assets)	487,758	239,979
Other	13,106	4,552
Total Receivables	$728,582	$348,605
As of December 31, 2022 and 2021, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the December 31, 2022 contract assets during 2023. Changes in the balance of receivables are primarily due to the timing differences between our performance and customer payments.

Index to Consolidated Financial Statements
NOTE 6
(LOSS) EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the dilutive effect of share-based compensation outstanding after application of the treasury stock method.

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net (loss) income	$(14,330)	$45,728	$36,951

Weighted average common shares outstanding	20,996	11,705	11,599
Add: Dilutive impact of stock options	—	37	37
Add: Dilutive impact of restricted stock units	—	94	115
Diluted weighted average common shares outstanding	20,996	11,836	11,751

(Loss) earnings per share
Basic	$(0.68)	$3.91	$3.19
Diluted	$(0.68)	$3.86	$3.14
The table below summarizes the weighted average of anti-dilutive securities excluded from the diluted earnings per share calculation.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Anti-dilutive restricted stock units	—	1	2
NOTE 7
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2022	2021
Buildings and improvements	$23,941	$2,232
Machinery, equipment and vehicles	42,874	19,756
Office furniture and equipment, computers and software	44,150	21,672
Property, plant and equipment, gross	110,965	43,660
Less: accumulated depreciation and amortization	(32,250)	(19,902)
Property, plant and equipment, net	$78,715	$23,758
Depreciation expense of property, plant and equipment was $13.5 million, $6.5 million and $4.1 million in 2022, 2021, and 2020, respectively.
NOTE 8
GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual qualitative assessment tests performed in the three years ended December 31, 2022 indicated there was no goodwill impairment.

Index to Consolidated Financial Statements
The change in the net carrying amount of goodwill for 2021 and 2022 is as follows (in thousands):

Balance at December 31, 2020	$339,702
Adjustments to preliminary purchase price allocation of Zenetex	(13,383)
Adjustments to preliminary purchase price allocation of HHB	(4,585)
Balance at December 31, 2021	$321,734
Acquisition of Vertex	1,332,088
Balance at December 31, 2022	$1,653,822
Other identifiable intangible assets consist of the following:

	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$393,300	$(56,210)	$337,090	$77,300	$(14,988)	$62,312
Customer contracts	171,200	(10,748)	160,452	7,200	(3,572)	3,628
Trade names and other	1,260	(851)	409	1,249	(607)	642
Total intangible assets	$565,760	$(67,809)	$497,951	$85,749	$(19,167)	$66,582
Intangible amortization expense was approximately $48.6 million and $10.0 million for years ended 2022 and 2021, respectively. As of December 31, 2022, the weighted-average intangible asset amortization period was 7.6 years.
The estimated amortization expense for intangible assets for the next five years is as follows (in thousands):

Period	Amortization
2023	$90,423
2024	$89,316
2025	$88,518
2026	$88,048
2027	$18,666
After 2027	$122,980
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2022	2021
Accrued salaries and wages	$37,795	$37,883
Accrued bonus	23,484	14,364
Accrued employee benefits	106,759	28,037
Total	$168,038	$80,284

Index to Consolidated Financial Statements
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2022	2021
Contract related reserves	$74,915	$15,699
Current operating lease liabilities	17,564	11,983
Accrued non-payroll taxes	4,145	6,425
Workers' compensation, auto and general liability reserve	2,799	3,169
Other	97,115	17,755
Total	$196,538	$55,031
Other non-current liabilities
Other non-current liabilities were comprised of the following at December 31:

(In thousands)	2022	2021
Long-term contract-related reserves	$111,534	$—
Income taxes payable	9,202	9,724
CARES Act payroll tax deferral	—	8,448
Other	12,449	1,956
Total	$133,185	$20,128
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
In connection with the Merger described in Note 3, Merger and Acquisitions, on the Closing Date, the outstanding debt from the Amended Term Loan and the Amended Revolver, $50.2 million and $40.0 million, respectively, was repaid and related guarantees and liens were discharged and released. Repayment was made using proceeds from the Vertex First Lien Credit Agreement described below. As of December 31, 2021, the balance outstanding under the Amended Term Loan and the Amended Revolver, was $55.4 million and $50.0 million, respectively.
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
(ii)    the Second Lien Credit Agreement, dated as of December 6, 2021 (as amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex Second Lien Credit Agreement), Vertex Borrower, as borrower, Vertex Holdings, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent; and

Index to Consolidated Financial Statements
(iii) the ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of the Closing Date, as further amended by the Fifth Amendment to ABL Credit Agreement, dated September 21, 2022, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex ABL Credit Agreement), by and among Vertex Borrower, Vertex Holdings, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (in such capacity, the ABL Agent).
Vertex First Lien Credit Agreement
The Vertex First Lien Credit Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,185.0 million, consisting of a $925.0 million term loan “B” tranche, (the First Lien Initial Term Tranche) and a $260.0 million incremental term loan “B” tranche (the First Lien Incremental Term Tranche and, together with the First Lien Initial Term Tranche, collectively, the First Lien Term Facility). The entire amount of the proceeds from the (i) First Lien Initial Term Tranche were previously used to finance the acquisition of certain subsidiaries of Raytheon Company, a Delaware corporation, and related transaction costs (the Sky Acquisition in December 2021). As provided in the Merger Agreement, the proceeds of the First Lien Incremental Term Tranche were used by the Vertex Borrower to redeem all of the shares of previously issued preferred stock on the Closing Date (but prior to the Merger). The remaining First Lien Incremental Term Tranche proceeds were used to repay in full all outstanding indebtedness under the Prior Credit Agreement, and other transaction costs. Approximately $54.0 million of cash remained after funding the preferred stock redemption, repayment of the Prior Credit Agreement and other transaction costs. The loans under the First Lien Term Facility will be payable in full on December 6, 2028.
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
The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 2.50% to 3.75% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 3.50% to 3.75% per annum, in each case, depending on the consolidated first lien net leverage ratio of the Vertex Borrower and its subsidiaries. As of December 31, 2022, the effective interest rate for the First Lien Initial Term Tranche was 8.65%. The borrowings under the First Lien Incremental Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 3.00% per annum, or a term benchmark rate, determined by reference to the Secured Overnight Financing Rate (SOFR), plus a margin of 4.00% per annum. As of December 31, 2022, the effective interest rate for the First Lien Incremental Term Tranche was 9.19%.
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
As of December 31, 2022, the carrying value of the First Lien Credit Agreement was $1,176.8 million, excluding deferred discount and unamortized deferred financing costs of $54.6 million. The estimated fair value of the First Lien Credit Agreement as of December 31, 2022 was $1,157.6 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).

Index to Consolidated Financial Statements
Vertex Second Lien Credit Agreement
The Vertex Second Lien Credit Agreement provides for senior secured second lien term loans in an aggregate principal amount of $185.0 million (the Second Lien Term Facility). The entire amount of the proceeds from the Second Lien Term Facility were previously used to finance the Sky Acquisition in December 2021. The Company voluntarily prepaid $25.0 million of the Second Lien Term Facility on December 30, 2022. Under the terms of the Vertex Second Lien Credit Agreement, the Vertex Borrower was required to remit a prepayment premium of $0.3 million with the voluntary prepayment. The remaining balance of loans under the Second Lien Term Facility will be payable in full on December 6, 2029.
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
The borrowings under the Second Lien Term Facility bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 6.50% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 7.50% per annum. As of December 31, 2022, the effective interest rate for Second Lien Term Facility was 12.55%.
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
As of December 31, 2022, the carrying value of the Second Lien Credit Agreement was $160.0 million, excluding a deferred discount of $7.5 million. The estimated fair value of the Second Lien Credit Agreement as of December 31, 2022 was $152.0 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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
The Vertex Borrower’s obligations under the ABL Facility are guaranteed by the ABL Guarantors, subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the ABL Facility and the ABL Subsidiary Guarantors’ obligations under the related guarantees are secured by (a) a first priority-lien on substantially all of the Vertex Borrower’s and

Index to Consolidated Financial Statements
the ABL Guarantors’ ABL Priority Collateral (subject to customary exceptions and limitations), and (b) a third priority-lien on substantially all of the Vertex Borrower’s and the ABL Guarantors’ assets other than the ABL Priority Collateral (subject to customary exceptions and limitations).
The borrowings under the ABL Facility bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the federal funds rate, plus a margin of 0.75% to 1.25% per annum, or a term benchmark rate, determined by reference to SOFR, plus a margin of 1.75% to 2.25% per annum, in each case, depending on the aggregate availability under the ABL Facility.
Unutilized commitments under the ABL Facility are subject to a per annum fee of (x) 0.375% if the total outstandings were equal to or less than 50% of the aggregate commitments, or (y) 0.25% if such total outstandings were more than 50% of the aggregate commitments.
The Vertex Borrower is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit (or such other amount as may be mutually agreed by the Vertex Borrowers and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin to SOFR of ABL Loans times the average daily amount available to be drawn under all outstanding letters of credit.
The Vertex ABL Credit Agreement contains customary representations and warranties, which must be accurate for the Vertex Borrower to borrow under the ABL Facility, and affirmative covenants. The Vertex ABL Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The Vertex ABL Credit Agreement also includes a financial covenant that requires the fixed charge coverage ratio to be at least 1.00 to 1.00 as of the end of any period of four fiscal quarters while aggregate availability is less than the greater of (i) $10.0 million and (ii) 10% of the aggregate borrowing base.
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
As of December 31, 2022, there was no outstanding balance under the ABL Facility and $14.9 million outstanding for letters of credit. Availability under the ABL Facility was $184.4 million as of December 31, 2022. Unamortized deferred financing fees related to the ABL Credit Agreement of $1.6 million are included in Other Non-Current Assets in the Consolidated Balance Sheets. As of December 31, 2022, the fair value of the ABL Credit Agreement approximated the carrying value because the debt bears a floating interest rate.
The Company's aggregate scheduled maturities at December 31, 2022 are as follows:

(In thousands)	Payments due
2023	$11,850
2024	11,850
2025	11,850
2026	11,850
2027	11,850
Thereafter	1,277,513
Total	$1,336,763
Voluntary Prepayments. We may voluntarily prepay the First Lien Facility or Second Lien Facility in whole or in part at any time, subject to the payment of customary breakage costs under certain conditions. Voluntary prepayments of the Second Lien Facility prior to December 6, 2023 require payment of a 1% prepayment premium. Voluntary prepayments of the First Lien Facility will be applied to the remaining installments thereof as directed by us. We may reduce the commitments under the ABL Facility in whole or in part at any time without premium or penalty.
As of December 31, 2022, we were in compliance with all covenants related to the First Lien Term Facility, the Second Lien Term Facility and the ABL Facility.

Index to Consolidated Financial Statements
NOTE 11
DERIVATIVE INSTRUMENTS
Interest Rate Derivative Instruments
The Company is exposed to the risk that our earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To manage this risk, the Company has periodically entered into interest rate swaps in which we agree to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities. Our outstanding derivative instruments have not contained credit risk related contingent features nor is collateral generally required.
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
Net interest rate derivative losses of $0.4 million, $1.0 million, and less than $0.9 million were reclassified from accumulated other comprehensive loss to interest expense in our Consolidated Statements of Income during 2022, 2021, and 2020, respectively.
Foreign Currency Derivative Instrument
We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in cash flows and earnings caused by fluctuations in foreign exchange rates, we have entered into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation.
The Company had no outstanding foreign currency forward contracts at December 31, 2022 and had outstanding forward contracts with a current liability value of less than $0.1 million at December 31, 2021.
Net foreign currency derivative gains and losses recognized in selling, general and administrative expense during 2022, 2021 and 2020 were immaterial.
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

Index to Consolidated Financial Statements
The components of lease expense are as follows:

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Operating lease expense	$17,167	$11,477
Variable lease expense	568	783
Short-term lease expense	82,952	62,124
Total lease expense	$100,687	$74,384
Supplemental balance sheet information related to our operating leases is as follows:

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Right-of-use assets	$52,825	$43,651

Current lease liabilities (recorded in other accrued liabilities)	$17,564	$11,983
Long-term operating lease liabilities	41,083	34,536
Total operating lease liabilities	$58,647	$46,519
During the year ended December 31, 2022, we recognized additional right-of-use assets of $5.0 million from newly executed operating leases and $21.1 million from the Merger.
The weighted average remaining lease term and discount rate for our operating leases at December 31, 2022 were 5.1 years and 4.1%, respectively.
Maturities of lease liabilities at December 31, 2022 were as follows:

(In thousands)	Payments due
2023	$19,588
2024	13,670
2025	8,643
2026	7,137
2027	5,300
After 2027	11,265
Total minimum lease payments	$65,603
Less: Imputed interest	(6,956)
Total operating lease liabilities	$58,647
NOTE 13
INCOME TAXES
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2022, we did not establish or release an additional valuation allowance.

Index to Consolidated Financial Statements
The sources of pre-tax income and the components of income tax expense for the years ended December 31, 2022, 2021 and 2020, respectively, are as follows:

(in thousands)	2022	2021	2020
Income Components
United States	$(8,324)	$51,532	$33,946
Foreign	2,216	2,503	4,736
Total pre-tax (loss) income	$(6,108)	$54,035	$38,682
Income tax expense components
Current income tax provision
United States-Federal	$1,145	$11,860	$9,920
United States-State and local	334	740	735
Foreign	4,558	1,477	1,704
Total current income tax provision	6,037	14,077	12,359
Deferred income tax provision (benefit)
United States-Federal	(317)	(5,008)	(9,953)
United States-State and local	2,577	(211)	(342)
Foreign	(75)	(551)	(333)
Total deferred income tax provision (benefit)	2,185	(5,770)	(10,628)
Total income tax expense	$8,222	$8,307	$1,731
Effective income tax rate	(134.6)%	15.4%	4.5%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2022	2021	2020
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax, net of federal benefit	(38.1)%	1.1%	1.5%
Foreign taxes	(24.6)%	0.3%	0.8%
Uncertain tax positions	16.3%	4.1%	(4.5)%
Return to provision true-ups	8.6%	(0.5)%	0.3%
Foreign derived intangible income deduction	11.3%	(7.3)%	(13.8)%
Non-deductible compensation expense	(79.0)%	0.5%	1.1%
Non-deductible transaction expense	(59.5)%	—%	—%
Tax credits	12.2%	(3.8)%	(1.0)%
Other	(2.8)%	—%	(0.9)%
Effective income tax rate	(134.6)%	15.4%	4.5%

Index to Consolidated Financial Statements
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which we expect the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2022	2021
Deferred tax assets
Compensation and benefits	$12,461	$8,125
Reserves	45,952	4,632
Lease liability	13,585	10,204
Social security deferral	—	1,874
Research expenditures	8,269	—
Tax credits	1,468	—
Disallowed interest	23,345	—
Net operating losses	2,415	1,912
Other	4,416	2,515
Total deferred tax assets	$111,911	$29,262
Deferred tax liabilities
Goodwill and intangibles	$(97,014)	$(47,228)
Property, plant and equipment, net	(13,279)	(2,179)
Right-of-use assets	(12,278)	(9,571)
Other liabilities	(5,153)	(1,845)
Total deferred tax liabilities	(127,724)	(60,823)
Net deferred tax liabilities	$(15,813)	$(31,561)
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2022, 2021 and 2020 is as follows:

(in thousands)	2022	2021	2020
Unrecognized tax benefits-January 1,	$9,321	$7,411	$7,945
Additions for:
Current year tax positions	373	2,139	2,765
Prior year tax positions	613	251	—
Reductions for:
Lapse of statute of limitations	(1,696)	(480)	—
Prior year tax positions	—	—	(3,299)
Unrecognized tax benefits-December 31,	$8,611	$9,321	$7,411
As of December 31, 2022, 2021, and 2020, unrecognized tax benefits from uncertain tax positions were $8.6 million, $9.3 million and $7.4 million, respectively. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $2.5 million during the next 12 months in connection with matters which may be resolved. The total amount of unrecognized benefit that, if recognized, would affect the effective tax rate was $8.3 million, $9.3 million, and $7.1 million as of December 31, 2022, 2021, and 2020, respectively, excluding the interest and penalties.
During the quarter ended December 31, 2020, the Company undertook a profit split transfer pricing analysis to determine if any potential Foreign Derived Intangible Income (FDII) deduction could be derived for financial reporting purposes. V2X performed a functional analysis focusing on the U.S. and non-U.S. roles and support activities relating to the V2X programs for services being provided to U.S military bases that are located in foreign countries. Based on this further analysis, it was determined that the Company could support $7.1 million of federal and state FDII benefit over the three-year period from 2018 to 2020, with $2.6 million, $2.5 million, and $2.0 million related to December 31, 2020, 2019, and 2018, respectively. During the quarter ended December 31, 2022, the Company updated the profit split analysis for 2022 to account for changes in the V2X programs. Based on the updated analysis, the Company provided for a FDII benefit of $0.4 million. During the quarter ended December 31, 2022, the Company released the 2018 unrecognized tax benefit from uncertain positions of $1.7 million as the statute of limitations for the 2018 tax year expired at the end of 2022. The Company continues

Index to Consolidated Financial Statements
to reserve a portion of the FDII benefit on an annual basis and continues to monitor further guidance and potential U.S. Tax Reform which could make changes to the mechanics around the way FDII is calculated.
We classify interest relating to tax matters as a component of interest expense and tax penalties as a component of income tax expense in our Consolidated Statements of Income. The Company recognized net interest related to tax matters of $0.2 million, $0.2 million, and $0.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Company has accrued $0.8 million and $0.4 million of net interest and penalties as of December 31, 2022 and 2021, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of certain foreign subsidiaries since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company may be subject to federal income and foreign withholding taxes.
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
NOTE 14
POST-EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of eligible employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $17.4 million, $8.7 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in 2022 was due primarily to the Merger.
The Company participates in multiemployer pension plans for certain employees covered by collective bargaining agreements. Contributions are based on specified hourly rates for eligible hours. Company expenses related to these plans were $6.3 million, $1.1 million and $3.0 million during 2022, 2021, and 2020, respectively. The increase in 2022 from 2021 was due to the Merger and the decrease in the 2021 expense was attributable to the completion of a subcontract in September 2020. At the time the subcontract was completed, the individuals ceased being Company employees and the Company was relieved of its contractual obligation to fund the related multiemployer pension plans on the former employee's behalf. The Company is unaware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the Company.
V2X, Inc. has two non-qualified deferred compensation plans one established during the first quarter of 2021 and one assumed in the Merger. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets and liabilities as of December 31, 2022 and 2021 were $1.5 million and $0.5 million, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. Although the plan did not end, excess savings were paid out due to the Merger. As of December 31, 2022 and December 31, 2021 we had accrued $0.1 million and $0.2 million of contributions under the Excess Savings Plan.
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

Index to Consolidated Financial Statements
not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.
NOTE 15
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are party to various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings including government investigations and claims that are incidental to the operation of our business. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, V2X and the U.S. government representatives engage in discussions to enable V2X to evaluate the merits of these claims as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect probable losses related to the matters raised by the U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us. We have estimated and accrued $27.6 million and $9.6 million as of December 31, 2022 and 2021, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to our government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.
U.S. Government Contracts, Investigations and Claims
We have U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on our financial condition or results of operations. Furthermore, our contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in non-reimbursable expenses or charges or otherwise adversely affect our financial condition and results of operations.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19 has negatively impacted public health and the global economy, disrupted global supply chains, and created volatility in financial markets. Furthermore, in September 2021, the Biden Administration issued an executive order mandating a COVID-19

Index to Consolidated Financial Statements
vaccination requirement for federal contractors, except in certain limited circumstances. Since then, multiple courts have enjoined the executive order’s implementation, although the court decisions are not uniform in their application or the states to which the injunction applies. The federal government has indicated that it will not, for the time being, enforce the vaccination mandate.
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
For the year ended December 31, 2022, the impact of COVID-19 was immaterial to our financial results.
NOTE 16
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan, the 2014 Omnibus Incentive Plan, as amended and restated effective as of October 27, 2022 (the 2014 Omnibus Plan), to govern awards granted to V2X employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards and other awards. We account for NQOs and stock-settled RSUs as equity-based compensation awards. TSR awards, described below, and cash-settled RSUs are accounted for as liability-based compensation awards.
There were 3.5 million shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan. As of December 31, 2022, 1.4 million shares remained available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Compensation costs for equity-based awards	$31,897	$7,261
Compensation costs for liability-based awards	839	1,070
Total compensation costs, pre-tax	$32,736	$8,331
Future tax benefit	$7,726	$1,810
Liability-based awards were revalued at the end of each reporting period to reflect changes in fair value. For 2022, in concurrence with the Merger, fair value was measured as of the Closing Date and the aggregate future award payouts were fixed at $4.6 million. The Company paid $2.9 million and $2.5 million related to liability-based compensation awards during the years ended December 31, 2022 and 2021, respectively.
At December 31, 2022, total unrecognized compensation costs related to equity-based awards and liability-based awards were $26.4 million and $2.1 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.53 years and 1.81 years, respectively.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.

Index to Consolidated Financial Statements
A summary of the status of our NQOs as of December 31, 2022, 2021 and 2020 and changes during the years then ended is presented below:

	Year Ended December 31,
	2022		2021		2020
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	59	$23.19	74	$23.37	77	$23.30
Granted	—	$—	—	$—	—	$—
Exercised	(17)	$24.02	(15)	$24.04	(3)	$21.43
Forfeited, canceled or expired	—	$—	—	$—	—	$—
Outstanding and exercisable at December 31,	42	$22.86	59	$23.19	74	$23.37
All outstanding NQOs are exercisable. The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2022:

(In thousands, except per share data)	Options Outstanding and Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$20.06 - $21.98	34	3.03	$21.68	$661
$24.61 - $32.49	8	0.84	27.83	107
Total options and aggregate intrinsic value	42	3.87	$22.86	$768
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $41.29 per share on December 31, 2022, which would have been received by the option holders if all option holders had exercised their options as of that date. There were no exercisable options "out of the money" as of December 31, 2022. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $0.4 million and $0.1 million, respectively.
Restricted Stock Units
The fair value of RSUs is determined based on the closing price of V2X common stock on the date of the grant. In general, under the 2014 Omnibus Plan, for employee RSUs granted in 2014 and after, one-third of the award vests on each of the three anniversary dates following the grant date. Director RSUs are typically granted annually and vest approximately one year after the grant date. 2022 grants for three directors vested over an abbreviated service term which ended on the July 5, 2022, the Merger Closing Date. RSUs have no voting rights. If an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the RSUs are forfeited. If an employee retires or is terminated by the Company other than for cause, all or a pro rata portion of the RSUs may vest.
On July 5, 2022, pursuant to the terms of the Merger Agreement, the Company issued an additional 1,346,089 RSUs, with a grant date fair value of $33.92 per share, to certain employees of Vertex (Replacement Awards). The Replacement Awards will be settled in shares of the Company's common stock, with 517,918 Replacement Awards vesting on the six-month anniversary following the grant date and a quarter of the remaining 828,171 Replacement Awards vesting on each of four six-month anniversary dates following the grant date.

Index to Consolidated Financial Statements
The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	245	$51.18	253	$41.67	301	$30.30
Granted	236	$35.83	155	$56.43	130	$51.82
Replacement awards	1,346	$33.92	—	$—	—	$—
Vested	(171)	$44.85	(137)	$40.04	(152)	$30.60
Issued in exchange	—	$—	—	$—	16	$52.28
Cancelled in exchange	—	$—	—	$—	(16)	$29.00
Forfeited or canceled	(28)	$44.12	(26)	$48.73	(26)	$45.59
Outstanding at December 31,	1,628	$35.47	245	$51.18	253	$41.67
The total grant date fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $7.7 million, $5.5 million and $4.6 million, respectively.
On August 11, 2020, our total outstanding 15,839 liability-based cash-settled restricted stock unit compensation awards (CRSUs) were exchanged for 15,839 RSUs. As of the exchange date, both the CRSUs and RSUs had the same vesting conditions, fair value of $52.28, and unrecognized compensation expense of $0.4 million.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. In concurrence with the Merger, performance achievement fair value was measured at July 4, 2022 at $4.6 million and the aggregate future award payouts were fixed at that value.
During the years ended December 31, 2022, 2021 and 2020, we granted TSR awards with aggregate target TSR values of $2.8 million, $2.2 million, and $3.1 million, respectively. The fair value of TSR awards was measured quarterly based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments could range from 0% to 200% of the target value. For the years ended December 31, 2022, 2021 and 2020, $0.8 million, $1.1 million and $3.6 million, respectively, was recorded in selling, general, and administrative expenses for TSR awards. Payments of $1.1 million were made in January 2023 for the 2020 TSR awards, payments of $2.9 million were made in January 2022 for the 2019 TSR awards, and payments of $2.5 million were made in January 2021 for the 2018 TSR awards. Payments, if any, for the 2021 and 2022 TSR awards are expected to be made in January 2024 and January 2025, respectively. As of December 31, 2022 and 2021, we had $2.5 million and $4.5 million, respectively, recorded as a liability related to TSR awards in other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets.
NOTE 17
SHAREHOLDERS' EQUITY
As of December 31, 2022, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2022, there were 30.5 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2022 and 2021.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There are 3.5 million shares of common stock authorized under this plan. At December 31, 2022, we had a remaining balance of 1.4 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.

Index to Consolidated Financial Statements
NOTE 18
SUBSEQUENT EVENTS
DEBT
Senior Secured Credit Facilities
On February 28, 2023, Vertex Aerospace Services Corp. (the “Borrower”), an indirect, wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) among the lenders identified therein and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. The Credit Agreement provides for $750 million in senior secured financing, with a first lien on substantially all the Borrower’s assets, consisting of a $500 million five-year Revolving Credit Facility and a five-year $250 million Term Loan. The proceeds of these Credit Facilities were used to, among other things, (i) repay a portion of the First Lien Credit Agreement, (ii) repay the entire outstanding amount of the Second Lien Credit Agreement, and (iii) repay the entire outstanding ABL Credit Facility.

Index to Consolidated Financial Statements
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2X, INC.
/s/ William B. Noon
By: William B. Noon
Chief Accounting Officer
(Principal Accounting Officer)
Date: March 2, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director	March 2, 2023
/s/ Susan D. Lynch Susan D. Lynch	Chief Financial Officer	March 2, 2023
/s/ William B. Noon William B. Noon	Chief Accounting Officer	March 2, 2023
/s/ Mary L. Howell Mary L. Howell	Chair and Director	March 2, 2023
/s/ John Edward Boyington Jr. John “Ed” Boyington Jr.	Director	March 2, 2023
/s/ Dino M. Cusumano Dino M. Cusumano	Director	March 2, 2023
/s/ Lee E. Evangelakos Lee E. Evangelakos	Director	March 2, 2023
/s/ Melvin F. Parker Melvin F. Parker	Director	March 2, 2023
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 2, 2023
/s/ Joel M. Rotroff Joel M. Rotroff	Director	March 2, 2023
/s/ Neil D. Snyder Neil D. Snyder	Director	March 2, 2023
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 2, 2023
/s/ Phillip C. Widman Phillip C. Widman	Director	March 2, 2023