Form 10-Q
period 2023-03-31
V2X, Inc.
filed 2023-05-09
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36341
V2X, Inc.
(Exact name of registrant as specified in its charter)

Indiana		38-3924636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

7901 Jones Branch Drive, Suite 700, McLean Virginia 22102
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
As of May 1, 2023, there were 31,005,399 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(In thousands, except per share data)	2023	2022
Revenue	$943,460	$456,471
Cost of revenue	864,630	419,275
Selling, general, and administrative expenses	48,251	31,959
Operating income	30,579	5,237
Loss on extinguishment of debt	(22,052)	—
Interest expense, net	(31,744)	(1,681)
(Loss) income from operations before income taxes	(23,217)	3,556
Income tax (benefit) expense	(5,737)	701
Net (loss) income	$(17,480)	$2,855

(Loss) earnings per share
Basic	$(0.57)	$0.24
Diluted	$(0.57)	$0.24
Weighted average common shares outstanding - basic	30,927	11,759
Weighted average common shares outstanding - diluted	30,927	11,902
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2023	2022
Net (loss) income	$(17,480)	$2,855
Other comprehensive loss, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	(2,347)	439
Net change in fair value of foreign currency forward contracts	—	30
Tax expense	148	(95)
Net change in derivative instruments	(2,199)	374
Foreign currency translation adjustments, net of tax	1,806	(616)
Other comprehensive loss, net of tax	(393)	(242)
Total comprehensive (loss) income	$(17,873)	$2,613

The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except per share information)	2023	2022
Assets
Current assets
Cash and cash equivalents	$62,145	$116,067
Receivables	759,813	728,582
Prepaid expenses	78,218	74,234
Other current assets	26,016	13,049
Total current assets	926,192	931,932
Property, plant, and equipment, net	82,311	78,715
Goodwill	1,655,545	1,653,822
Intangible assets, net	475,345	497,951
Right-of-use assets	48,577	52,825
Other non-current assets	21,370	17,858
Total non-current assets	2,283,148	2,301,171
Total Assets	$3,209,340	$3,233,103
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$402,655	$406,706
Compensation and other employee benefits	143,937	168,038
Short-term debt	15,500	11,850
Other accrued liabilities	198,101	196,538
Total current liabilities	760,193	783,132
Long-term debt, net	1,291,969	1,262,811
Deferred tax liabilities	9,927	15,813
Operating lease liabilities	37,082	41,083
Other non-current liabilities	131,698	133,185
Total non-current liabilities	1,470,676	1,452,892
Total liabilities	2,230,869	2,236,024
Commitments and contingencies (Note 8)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000 shares authorized; 31,005 and 30,470 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	310	305
Additional paid in capital	748,137	748,877
Retained earnings	235,944	253,424
Accumulated other comprehensive loss	(5,920)	(5,527)
Total shareholders' equity	978,471	997,079
Total Liabilities and Shareholders' Equity	$3,209,340	$3,233,103

The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2023	2022
Operating activities
Net (loss) income	$(17,480)	$2,855
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	5,412	1,591
Amortization of intangible assets	22,606	2,301
Loss (gain) on disposal of property, plant, and equipment	31	(16)
Stock-based compensation	12,872	2,558
Amortization of debt issuance costs	2,513	204
Loss on extinguishment of debt	22,052	—
Changes in assets and liabilities:
Receivables	(30,649)	(29,898)
Prepaid expenses	(3,840)	(4,849)
Other assets	(5,938)	4,520
Accounts payable	(4,115)	22,693
Deferred taxes	(6,034)	—
Compensation and other employee benefits	(24,182)	(21,138)
Other liabilities	(11,740)	(7,202)
Net cash used in operating activities	(38,492)	(26,381)
Investing activities
Purchases of capital assets	(9,076)	(2,195)
Proceeds from the disposition of assets	—	17
Net cash used in investing activities	(9,076)	(2,178)
Financing activities
Proceeds from issuance of long-term debt	250,000	—
Repayments of long-term debt	(421,013)	(2,600)
Proceeds from revolver	348,750	217,000
Repayments of revolver	(163,750)	(200,000)
Proceeds from exercise of stock options	5	—
Payment of debt issuance costs	(7,507)	(458)
Prepayment premium on early redemption of debt	(1,600)	—
Payments of employee withholding taxes on share-based compensation	(12,806)	(1,626)
Net cash (used in) provided by financing activities	(7,921)	12,316
Exchange rate effect on cash	1,567	729
Net change in cash and cash equivalents	(53,922)	(15,514)
Cash and cash equivalents - beginning of period	116,067	38,513
Cash and cash equivalents - end of period	$62,145	$22,999

Supplemental disclosure of cash flow information:
Interest paid	$29,066	$1,513
Income taxes paid	$300	$66
Purchase of capital assets on account	$494	$5
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net income	—	—	—	2,855	—	2,855
Foreign currency translation adjustments	—	—	—	—	(616)	(616)
Unrealized gain on cash flow hedge	—	—	—	—	374	374
Employee stock awards and stock options	67	1	—	—	—	1
Taxes withheld on stock compensation awards	—	—	(1,626)	—	—	(1,626)
Stock-based compensation	—	—	3,100	—	—	3,100
Balance at April 1, 2022	11,805	$118	$89,590	$270,609	$(6,142)	$354,175

Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(17,480)	—	(17,480)
Foreign currency translation adjustments	—	—	—	—	1,806	1,806
Unrealized loss on cash flow hedge	—	—	—	—	(2,199)	(2,199)
Employee stock awards and stock options	535	5	—	—	—	5
Taxes withheld on stock compensation awards	—	—	(12,806)	—	—	(12,806)
Stock-based compensation	—	—	12,066	—	—	12,066
Balance at March 31, 2023	31,005	$310	$748,137	$235,944	$(5,920)	$978,471
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
We account for our investments in HDSS, J&J, and ServCore under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 25%, 50%, and 40% shares, respectively, of income or losses from HDSS, J&J, and ServCore in selling, general and administrative expenses in the Condensed Consolidated Statements of (Loss) Income. Our investment in these joint ventures is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of March 31, 2023 and December 31, 2022 our joint venture investment balance was $6.5 million and $7.0 million, respectively. Our proportionate share of income from the HDSS, J&J, and ServCore joint ventures was $1.8 million for the first quarter of 2023 and not material for the first quarter 2022.
Basis of Presentation
Our quarterly financial periods end on the Friday closest to the last day of the calendar quarter (March 31, 2023 for the first quarter of 2023 and April 1, 2022 for the first quarter of 2022), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of V2X have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
There have been no accounting standards issued or adopted during the first quarter of 2023 that are expected to have a material impact on the Company's financial statements.
NOTE 3
MERGER
In accordance with ASC Topic 805, Business Combinations, we accounted for the below transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Condensed Consolidated Balance Sheets as of the date of the Merger. Assets that normally would not be recorded in ordinary operations, such as intangibles related to contractual relationships, were recorded at their estimated fair values. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
On the Closing Date, Vectrus completed its previously announced Merger with Vertex, forming V2X by acquiring all of the outstanding shares of Vertex. On the Closing Date, Vertex and its consolidated subsidiaries became wholly-owned subsidiaries of the Company.
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
The Closing Date fair value of the consideration transferred totaled $634.0 million, which was comprised of the following:

(In thousands, except share and per share amounts)	Purchase Price
Shares of V2X common stock issued	18,591,866
Market price per share of V2X as of Closing Date	$33.92
Fair value of common shares issued	$630,636
Fair value of cash consideration	3,315
Total consideration transferred	$633,951

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Merger as of the Closing Date. The estimated fair value of Vertex’s assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. As of March 31, 2023, we considered these amounts to be preliminary because we are still in the process of gathering and reviewing information to support the details surrounding tax matters and assumptions underlying certain existing or potential reserves. The final determination could result in further adjustments.

(In thousands)	Preliminary Fair Value
Cash and cash equivalents	$196,993
Receivables	334,655
Prepaid expenses	49,172
Property, plant, and equipment	53,618
Intangible assets	480,000
Other non-current assets	18,895
Right-of-use assets	21,062
Accounts payable	(121,515)
Debt	(1,352,303)
Compensation and other employee benefits	(45,968)
Other current and non-current liabilities	(334,469)
Total identifiable net assets	(699,860)
Goodwill	1,333,811
Total purchase consideration	$633,951
As a result of the Merger, the Company recognized $1,333.8 million of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies, expanded market opportunities and other benefits that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes. In addition, we recognized two intangible assets related to backlog and customer contracts arising from the Merger. The fair value of backlog was $316.0 million, and the fair value of the customer contracts was $164.0 million with amortization periods of 4.5 years and 14.0 years, respectively. The receivables of $334.7 million represent fair value and are considered fully collectible.
As part of the Merger, V2X acquired certain contracts, including a Transition Services Agreement (TSA) with Crestview Aerospace LLC (Crestview), which was previously divested to American Industrial Partners Capital Fund VI, L.P. (AIP). As of March 31, 2023, the Company recorded $0.7 million of income related to the TSA with Crestview, which was recorded as a reduction in cost of sales. AIP held approximately 60.0% of V2X common stock as of March 31, 2023.
The following unaudited information shows the combined actual results of our operations for the three months ended March 31, 2023 and pro forma results for the three months ended April 1, 2022 as if the Merger had occurred on January 1, 2021. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Vertex. The pro forma adjustments include: a) incremental amortization expense associated with identified intangible assets; b) incremental interest expense resulting from fair value adjustments applied to the Vertex debt that we assumed; and c) a reduction of revenues and operating expenses associated with fair value adjustments made to acquire assets and assumed liabilities, such as contract assets and contract liabilities.
This unaudited pro forma information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended
	March 31, 2023	April 1, 2022
(Unaudited, in thousands)	Actual	Pro forma
Revenue	$943,460	$842,741
Net (loss) income	$(17,480)	$11,953

NOTE 4
REVENUE
Performance Obligations
Performance obligations represent firm orders by the customer and excludes potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims (COFC). The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
The Company's performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over-time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. For most U.S. government contracts, this continuous transfer of control to the customer is supported by contract terms that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue.
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
Performance obligations as of March 31, 2023 and December 31, 2022 are presented in the following table:

	March 31,	December 31,
(In millions)	2023	2022
Performance Obligations	$3,425	$2,997
We expect to recognize approximately 62% of the performance obligations as of March 31, 2023 as revenue in 2023 and the remaining 38% during 2024.
Contract Estimates
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three months ended March 31, 2023 and April 1, 2022 increased operating income by $13.1 million and $0.6 million, respectively.
For the three months ended March 31, 2023 and April 1, 2022, the cumulative catch-up adjustments to operating income increased revenue by $13.9 million and $0.6 million, respectively.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable, time-and-materials and firm-fixed-price contracts on a single contract. On a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers.
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
The following tables present various revenue disaggregations.
Revenue by contract type for the three months ended March 31, 2023 and April 1, 2022 is as follows:

	Three Months Ended
	March 31,	April 1,	%
(In thousands)	2023	2022	Change
Cost-plus and cost-reimbursable	$523,030	$311,094	68.1%
Firm-fixed-price	385,112	128,004	200.9%
Time-and-materials	35,318	17,373	103.3%
Total revenue	$943,460	$456,471
Revenue by geographic region in which the contract is performed for the three months ended March 31, 2023 and April 1, 2022 is as follows:

	Three Months Ended
	March 31,	April 1,	%
(In thousands)	2023	2022	Change
United States	$548,770	$167,980	226.7%
Middle East	281,121	235,754	19.2%
Asia	64,317	16,206	296.9%
Europe	49,252	36,531	34.8%
Total revenue	$943,460	$456,471

Revenue by contract relationship for the three months ended March 31, 2023 and April 1, 2022 is as follows:

	Three Months Ended
	March 31,	April 1,	%
(In thousands)	2023	2022	Change
Prime contractor	$879,179	$427,093	105.9%
Subcontractor	64,281	29,378	118.8%
Total revenue	$943,460	$456,471

Revenue by customer for the three months ended March 31, 2023 and April 1, 2022 is as follows:

	Three Months Ended
	March 31,	April 1,	%
(In thousands)	2023	2022	Change
Army	$390,503	$280,113	39.4%
Navy	292,690	75,217	289.1%
Air Force	129,981	61,474	111.4%
Other	130,286	39,667	228.4%
Total revenue	$943,460	$456,471
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to ensure that both parties are in conformance with the primary contract terms. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
As of March 31, 2023 and December 31, 2022, we had contract assets of $559.3 million and $487.8 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, Receivables for additional information regarding the composition of our receivable balances. As of March 31, 2023 and December 31, 2022, our contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $73.1 million and $76.4 million, respectively.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	March 31, 2023	December 31, 2022
Billed receivables	$189,247	$227,718
Unbilled receivables (contract assets)	559,341	487,758
Other	11,225	13,106
Total receivables	$759,813	$728,582
As of March 31, 2023 and December 31, 2022, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the March 31, 2023 contract assets during 2023. Changes in the balance of receivables are primarily due to the timing differences between our performance and customers' payments.
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
i.the First Lien Credit Agreement, dated as of December 6, 2021 (as amended by the Amendment No. 1 to First Lien Credit Agreement, dated as of the Closing Date, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex First Lien Credit Agreement), by and among Vertex Borrower, as borrower, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, direct parent entity of Vertex Borrower and wholly-owned indirect subsidiary of Vertex (Vertex Holdings), the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent;
ii.the Second Lien Credit Agreement, dated as of December 6, 2021 (as amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex Second Lien Credit Agreement), Vertex Borrower, as borrower, Vertex Holdings, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent; and
iii.the ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of the Closing Date, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex ABL Credit Agreement), by and among Vertex Borrower, Vertex Holdings, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (in such capacity, the ABL Agent).
On February 28, 2023, Vertex Borrower entered into a credit agreement (the 2023 Credit Agreement) among the lenders identified therein and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the Borrower’s assets, consisting of a $500.0 million five-year Revolving Credit Facility (2023 Revolver) and a five-year $250.0 million Term Loan. The proceeds of these Credit Facilities were used to, among other things, (i) repay the First Lien Incremental Term Tranche (as defined below), (ii) repay the entire outstanding amount of the Second Lien Credit Agreement, and (iii) repay the entire outstanding ABL Credit Facility.
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
On February 28, 2023, the outstanding balance of the First Incremental Term Tranche of $258.7 million was repaid. The balance of unamortized deferred financing costs related to the First Incremental Term Tranche of $11.9 million was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2023.
The remaining loans under the First Lien Term Facility (consisting solely of the Initial Term Loan Tranche) amortize in an amount equal to approximately $2.3 million per quarter for the fiscal quarters ending March 31, 2023, through September 30, 2028, with the balance of $864.9 million due on December 6, 2028.
The Vertex Borrower’s obligations under the First Lien Term Facility, which were assumed in the Merger, are guaranteed by Vertex Holdings and Vertex Borrower’s wholly-owned domestic subsidiaries (including the Company Guarantor Subsidiaries, collectively, the Guarantors), subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the First Lien Term Facility and the Guarantors’ obligations under the related guarantees are secured by a first-lien on substantially all of the Vertex Borrower’s and the Guarantors’ assets which exists on a pari passu basis with the lien held by the 2023 Credit Agreement lenders.
The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Eurodollar rate plus 1.00%, plus a margin of 2.50% to 2.75% per annum, or a Eurodollar rate, determined by reference to LIBOR, plus a margin of 3.50% to 3.75% per annum, in each case, depending on the consolidated first lien net leverage ratio of the Vertex Borrower and its subsidiaries. As of March 31, 2023, the effective interest rate for the First Lien Initial Term Tranche was 9.11%.
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
As of March 31, 2023, the carrying value of the First Lien Credit Agreement was $915.8 million, excluding deferred discount and unamortized deferred financing costs of $40.8 million. The estimated fair value of the First Lien Credit Agreement as of March 31, 2023 was $910.0 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
Vertex Second Lien Credit Agreement
The Vertex Second Lien Credit Agreement provided for senior secured second lien term loans in an aggregate principal amount of $185.0 million (the Second Lien Term Facility). The entire amount of the proceeds from the Second Lien Term Facility were previously used to finance the Sky Acquisition in December 2021. The Company voluntarily prepaid $25.0 million of the Second Lien Term Facility on December 30, 2022 (the Voluntary Prepayment). On February 28, 2023, the remaining Second Lien Term Facility balance of $160.0 million was repaid (the 2023 Payoff) and related guarantees and liens were discharged and released. The balance of unamortized deferred financing costs related to the Second Lien Term Facility of $7.1 million was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2023.
Under the terms of the Vertex Second Lien Credit Agreement, the Vertex Borrower was required to remit a prepayment premium of $1.6 million with the 2023 Payoff which was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2023.
Vertex ABL Credit Agreement
The Vertex ABL Credit Agreement provided for a senior secured revolving loan facility (the ABL Facility) of up to an aggregate amount of $200.0 million (the loans thereunder, the ABL Loans). The Vertex ABL Credit Agreement also provided for (i) a $30.0 million sublimit of availability for letters of credit, and (ii) a $10.0 million sublimit for short-term borrowings on a swingline basis. On February 28, 2023, the outstanding ABL Facility borrowings of $67.5 million were repaid and related guarantees and liens were discharged and released. The balance of unamortized deferred financing costs related to the Vertex ABL Credit Agreement of $1.5 million which was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2023.
2023 Credit Agreement
The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the Borrower’s assets and consists of (a) a $500.0 million five-year Revolving Credit Facility (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million Term Loan.
The Term Loan portion of the 2023 Credit Agreement amortizes at approximately $1.6 million per quarter for the fiscal quarters ending June 30, 2023 through March 31, 2025, increasing to $3.1 million per quarter for the fiscal quarters ending June 30, 2025 through December 31, 2027, with the balance of $203.1 million due on February 28, 2028.
The Vertex Borrower’s obligations under the 2023 Credit Agreement are guaranteed by the Guarantors, subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the 2023 Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority-lien on substantially all of the Vertex Borrower’s and the Guarantors’ assets (subject to customary exceptions and limitations) which exists on a pari passu basis with the lien held by the First Lien Credit Agreement lenders.
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Eurodollar rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or a Eurodollar rate, determined by reference to SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of March 31, 2023, the effective interest rates for the 2023 Revolver and Term Loan portion of the 2023 Credit Agreement were 8.15% and 8.35%, respectively.

Unutilized commitments under the 2023 Revolver are subject to a per annum fee ranging from 0.25% to 0.50% depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries.
The Vertex Borrower is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit (or such other amount as may be mutually agreed by the Vertex Borrowers and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin to SOFR of Revolving Credit loans times the average daily amount available to be drawn under all outstanding letters of credit.
The 2023 Credit Agreement contains customary representations and warranties, which must be accurate for the Vertex Borrower to borrow under the 2023 Credit Agreement, and affirmative covenants. The 2023 Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions.
The 2023 Credit Agreement contains financial covenants requiring (a) the consolidated total net leverage ratio not to exceed 5.00 to 1.00 for the reporting periods ending on or after June 30, 2023, and on or prior to June 30, 2024, with further step downs thereafter, and (b) the consolidated interest coverage ratio be at least 2.00 to 1.00 commencing with the reporting period ending on June 30, 2023.
The 2023 Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the 2023 Credit Agreement to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2023 Credit Agreement.
As of March 31, 2023, there were $185.0 million of outstanding borrowings and $14.9 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $300.1 million as of March 31, 2023. Unamortized deferred financing costs related to the 2023 Revolver of $4.9 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of March 31, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $250.0 million, excluding unamortized deferred financing costs of $2.5 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of March 31, 2023 was $246.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of March 31, 2023 are as follows:

(In thousands)	Payments due
2023 (remainder of the year)	$11,625
2024	15,500
2025	20,188
2026	21,750
2027	21,750
After 2027	1,259,937
Total	$1,350,750
As of March 31, 2023 we were in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.

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
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into interest rate swap contracts in the amount of $300 million in March 2023. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments in our balance sheet for our interest rate hedges in the Condensed Consolidated Balance Sheets as of March 31, 2023:

(In thousands)	Fair Value (level 2)
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$2,839
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$5,186
There were no interest rate swaps designated as cash flow hedges for the period ended December 31, 2022.
We regularly assess the creditworthiness of the counterparty. As of March 31, 2023, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and our credit risk were considered in the fair value determination.
Net interest rate derivative gains and losses of a nominal amount and $0.2 million were recognized in interest expense, net, in our Condensed Consolidated Statements of (Loss) Income during the first three months of 2023 and 2022, respectively. We expect $2.8 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of March 31, 2023 to be recognized in earnings within the next 12 months.
NOTE 8
COMMITMENTS AND CONTINGENCIES
General
From time to time, we are involved in various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, which are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, V2X and the U.S. government representatives engage in discussions to enable V2X to evaluate the merits of these claims as well as to assess the amounts being claimed.
Where appropriate, provisions are made to reflect probable losses related to the matters raised by U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the most recent information available to us.
The Company estimated and accrued $27.6 million as of March 31, 2023 and December 31, 2022 in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to our U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on our cash flows, results of operations or financial condition.
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
In the performance of our contracts, we routinely request contract modifications that require additional funding from U.S. government customers. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our U.S. government customer may be protracted. Based on the circumstances, we periodically file requests for equitable adjustments (REAs) that are sometimes converted into claims. In some cases, these requests are disputed by our U.S. government customer. We believe our outstanding modifications, REAs and other claims will be resolved without material adverse impact to our results of operations, financial condition or cash flows.
As a result of final indirect rate negotiations between the U.S. government and our Former Parent, we were subject to adjustments to costs previously allocated by our Former Parent to our business from 2007 through 2014. On July 7, 2022, we accepted an offer by the U.S. government to settle this legal matter involving our payment of an insignificant amount, thereby bringing closure to the matter. With respect to our Former Parent, we believe we are fully indemnified under our distribution agreement and recently reached a final settlement with them on this matter.
NOTE 9
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan, the 2014 Omnibus Incentive Plan, as amended and restated effective as of October 27, 2022 (the 2014 Omnibus Plan), to govern awards granted to V2X employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, performance share units (PSUs) and other awards. We account for NQOs, stock-settled RSUs and PSUs as equity-based compensation awards. TSR awards, described below, are accounted for as liability-based compensation awards. Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
Stock-based compensation expense and the associated tax benefits impacting our Condensed Consolidated Statements of (Loss) Income were as follows:

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Compensation costs for equity-based awards	$12,066	$3,100
Compensation costs for liability-based awards	806	(542)
Total compensation costs, pre-tax	$12,872	$2,558
Future tax benefit	$2,971	$555
Compensation costs for equity-based awards for the three months ended March 31, 2023, included $5.6 million related to RSUs issued in connection with the Merger.
As of March 31, 2023, total unrecognized compensation costs related to equity-based awards and liability-based awards were $34.4 million and $1.7 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.85 years and 1.59 years, respectively. Total unrecognized compensation costs included $15.6 million of expense related to RSUs granted in connection with the Merger.

The following table provides a summary of the activities for NQOs, RSUs and PSUs for the three months ended March 31, 2023:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	42	$22.86	1,628	$35.47	—	$—
Granted	—	$—	278	$39.39	254	$35.86
Exercised	—	$—	—	$—	—	$—
Vested	—	$—	(839)	$41.86	—	$—
Forfeited or expired	—	$—	(6)	$40.59	—	$—
Outstanding at March 31, 2023	42	$22.86	1,061	$36.41	254	$35.86
Restricted Stock Units
On July 5, 2022, pursuant to the terms of the Merger Agreement, the Company issued an additional 1,346,089 RSUs, with a grant date fair value of $33.92 per share, to certain employees of Vertex. The RSUs have been or will be settled in shares of the Company's common stock, with 517,918 RSUs vesting on the six-month anniversary following the grant date and a quarter of the remaining 828,171 RSUs vesting or having vested on each of four six-month anniversary dates following the grant date. The fair value of each RSU grant to employees and directors was determined based on the closing price of V2X common stock on the date of grant. Stock compensation expense will be recognized ratably over the vesting period of the awards.
RSUs awarded to employees, excluding the RSU awards awarded under the Merger Agreement, discussed above, vest in one-third increments on each of the three anniversary dates following the grant date subject to continued employment. Director RSUs are granted on the date of an annual meeting of shareholders and vest on the business day immediately prior to the next annual meeting or the one-year anniversary of the grant date, if earlier. The fair value of each RSU grant was determined based on the closing price of V2X common stock on the date of grant. Stock compensation expense will be recognized ratably over the requisite service period of the RSU awards.
As of March 31, 2023, there was $27.8 million of unrecognized RSU related compensation expense.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. As a result of the Merger and pursuant to the terms of the TSR awards, performance achievement fair value was measured at July 4, 2022 at $4.6 million and the aggregate future award payouts were fixed at that value. There were no cash-based TSR awards granted in the first quarter of 2023.
As of March 31, 2023, there was $1.7 million of unrecognized TSR related compensation expense.
Performance Share Units
    During the first quarter of 2023, the Company granted two types of performance-based awards with market conditions. The first award will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures relative to Aerospace and Defense companies in the S&P 1500 Index and the employee's continued service through the vest date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
The second award will vest and stock will be issued at the end of a three-year period based on achievement of certain stock price targets, shareholder return performance measures relative to certain Aerospace and Defense companies in the S&P 1500 Index and the employee's continued service through the vest date. The numbers of shares ultimately awarded, if any, can range up to the specified target awards.
As of March 31, 2023, there was $6.5 million of unrecognized PSU related compensation expense.

NOTE 10
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
For the three months ended March 31, 2023 and April 1, 2022, we recorded an income tax benefit of $5.7 million and a provision of $0.7 million, respectively, representing effective income tax rates of 24.7% and 19.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), available deductions not reflected in book income, and income tax credits.
Uncertain Tax Positions
As of March 31, 2023 and December 31, 2022, unrecognized tax benefits from uncertain tax positions were $8.4 million and $8.6 million, respectively. The decrease in uncertain tax positions was principally the result of the release of a position for lapse of statute of limitation.
NOTE 11
(LOSS) EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income, or loss, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the dilutive effect of stock-based compensation outstanding after application of the treasury stock method.

	Three Months Ended
	March 31,	April 1,
(In thousands, except per share data)	2023	2022
Net (loss) income	$(17,480)	$2,855

Weighted average common shares outstanding	30,927	11,759
Add: Dilutive impact of stock options	—	27
Add: Dilutive impact of restricted stock units	—	116
Diluted weighted average common shares outstanding	30,927	11,902

(Loss) earnings per share
Basic	$(0.57)	$0.24
Diluted	$(0.57)	$0.24
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted earnings per share calculation.

	Three Months Ended
	March 31,	April 1,
(In thousands)	2023	2022
Anti-dilutive restricted stock units	—	5

NOTE 12
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors two non-qualified deferred compensation plans. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets and liabilities were $2.4 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $3.3 million and $0.2 million for the three months ended March 31, 2023 and April 1, 2022, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to economic conditions including inflation and rising interest rates, and the impact on us, our operations or our future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
V2X, Inc. is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and provides a comprehensive suite of integrated solutions across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Our primary customer is the U.S. Department of Defense (DoD). For the three months ended March 31, 2023 and April 1, 2022, we had total revenue of $943.5 million and $456.5 million, respectively, substantially all of which was derived from U.S. government customers. For the three months ended March 31, 2023 and April 1, 2022, we generated approximately 41% and 61%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $487.0 million, or 106.7%, for the three months ended March 31, 2023 compared to the three months ended April 1, 2022. Revenue increased $412.5 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from our U.S., Asia, Middle East and Europe programs increased by $380.8 million, $48.1 million, $45.4 million and $12.7 million, respectively.
Operating income for the three months ended March 31, 2023, was $30.6 million, an increase of $25.3 million, or 483.9%, compared to the three months ended April 1, 2022. The increase was due to the Merger and improved performance of legacy programs.
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

Further details related to our financial results for the three months ended March 31, 2023, compared to the three months ended April 1, 2022, are contained in the "Discussion of Financial Results" section.
Merger with Vertex
For a discussion of our Merger and related debt and stock-based compensation obligations, see Note 3, Merger, Note 6, Debt, and Note 9, Stock-Based Compensation, in the Notes to Condensed Consolidated Financial Statements.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of our total revenue for the three months ended March 31, 2023 or April 1, 2022:

	% of Total Revenue
	Three Months Ended
Contract Name	March 31, 2023	April 1, 2022
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	13.6%	21.6%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	8.1%	15.7%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2023, with three additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $127.9 million and $98.4 million of revenue for the three months ended March 31, 2023 and April 1, 2022, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2023, with three additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $76.5 million and $71.5 million of revenue for the three months ended March 31, 2023 and April 1, 2022, respectively.
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
For the three months ended March 31, 2023, total backlog was $11.8 billion as compared to $12.3 billion at December 31, 2022. The following is a summary of our backlog as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In millions)	2023	2022
Funded backlog	$2,603	$2,567
Unfunded backlog	9,226	9,695
Total backlog	$11,829	$12,262

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $982.0 million during the three months ended March 31, 2023, which was an increase of $732.1 million compared to the three months ended April 1, 2022.
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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On December 29, 2022, the FY 2023 Omnibus Appropriations Act was signed into law by the President, providing $817 billion to the Defense Department. This reflects a $44 billion increase over the President’s FY 2023 budget request. The Fiscal 2024 budget request was submitted to the U.S. Congress on March 9, 2023, and requested $842 billion for the Department of Defense.
Past congressional actions have suspended and increased the debt ceiling at various times but in January 2023, the current statutory debt ceiling limit of $31.4 trillion was reached. As a result, the Treasury Department began taking accounting measures to continue financing the U.S. government while avoiding a breach. However, it is expected the U.S. government will exhaust these measures and that statutory action will be needed to increase or suspend the debt ceiling. There could be a material disruption to discretionary budgets and programs if the debt ceiling is not raised as the U.S. government may not be able to satisfy its funding obligations. If this scenario materializes, the effect on individual programs or the Company cannot be predicted at this time. The debt ceiling as well as the overall federal budget are expected to remain major focus points for debate by the U.S. Congress.
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

DISCUSSION OF FINANCIAL RESULTS
Three months ended March 31, 2023, compared to three months ended April 1, 2022
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	March 31, 2023	April 1, 2022	$	%
Revenue	$943,460	$456,471	$486,989	106.7%
Cost of revenue	864,630	419,275	445,355	106.2%
% of revenue	91.6%	91.9%
Selling, general, and administrative expenses	48,251	31,959	16,292	51.0%
% of revenue	5.1%	7.0%
Operating income	30,579	5,237	25,342	483.9%
Operating margin	3.2%	1.1%
Loss on extinguishment of debt	(22,052)	—	(22,052)	*
Interest expense, net	(31,744)	(1,681)	(30,063)	1,788.4%
(Loss) income from operations before income taxes	(23,217)	3,556	(26,773)	(752.9)%
% of revenue	(2.5)%	0.8%
Income tax (benefit) expense	(5,737)	701	(6,438)	(918.4)%
Effective income tax rate	24.7%	19.7%
Net (loss) income	$(17,480)	$2,855	$(20,335)	(712.3)%
*Percentage change is not meaningful.
Revenue
Revenue increased $487.0 million, or 106.7%, for the three months ended March 31, 2023 as compared to the three months ended April 1, 2022. Revenue increased $412.5 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from our U.S., Asia, Middle East and Europe programs increased by $380.8 million, $48.1 million, $45.4 million and $12.7 million, respectively.
Cost of Revenue
Cost of revenue increased $445.4 million, or 106.2%, for the three months ended March 31, 2023 as compared to the three months ended April 1, 2022, primarily due to the increased revenue from the Merger and increased amortization of intangible assets.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses increased $16.3 million, or 51.0%, for the three months ended March 31, 2023 as compared to the three months ended April 1, 2022, primarily due to the Merger.
Operating Income
Operating income increased $25.3 million, or 483.9%, for the three months ended March 31, 2023 as compared to the three months ended April 1, 2022. Operating income as a percentage of revenue was 3.2% for the three months ended March 31, 2023, compared to 1.1% for the three months ended April 1, 2022. The increase was due to the Merger and improved performance of legacy programs.
Aggregate cumulative catch-up adjustments increased operating income by $13.1 million and $0.6 million for the three months ended March 31, 2023 and April 1, 2022, respectively. The aggregate cumulative catch-up adjustments for the three months ended March 31, 2023 and April 1, 2022 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income was also impacted by labor mix and the cost differential between internal resources and subcontractors as well as the volume of other direct cost purchases.
Loss on Extinguishment of Debt
The Company recorded a $22.1 million loss on extinguishment of debt for the three months ended March 31, 2023. For a discussion of the loss on extinguishment see Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements.

Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended March 31, 2023 and April 1, 2022 was as follows:

	Three Months Ended		Change
(In thousands, except for percentages)	March 31, 2023	April 1, 2022	$	%
Interest income	$208	$43	$165	383.7%
Interest expense	(31,952)	(1,724)	(30,228)	1,753.4%
Interest expense, net	$(31,744)	$(1,681)	$(30,063)	1,788.4%
Interest income is directly related to interest earned on our cash and cash equivalents. Interest expense is directly related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. Interest expense, net increased $30.1 million for the three months ended March 31, 2023 compared to the three months ended April 1, 2022 due to increased debt assumed with the Merger.
Income Tax (Benefit) Provision
We recorded income tax benefit of $5.7 million and provision of $0.7 million for the three months ended March 31, 2023 and April 1, 2022, respectively, representing effective income tax rates of 24.7% and 19.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), available deductions not reflected in book income, and income tax credits.
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
As of March 31, 2023, there were $185.0 million of outstanding borrowings and $14.9 million of outstanding letters of credit under the 2023 Revolver. Unamortized deferred financing costs related to the 2023 Revolver of $4.9 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of March 31, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $250.0 million, excluding unamortized deferred financing costs of $2.5 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of March 31, 2023 was $246.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
The cash presented on our Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $25.4 million of our total $62.1 million in cash and cash equivalents at March 31, 2023 is held by our foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. Our DSO was 70 and 68 days as of March 31, 2023 and December 31, 2022, respectively.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Operating activities	$(38,492)	$(26,381)
Investing activities	(9,076)	(2,178)
Financing activities	(7,921)	12,316
Foreign exchange[1]	1,567	729
Net change in cash and cash equivalents	$(53,922)	$(15,514)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities increased for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, primarily due to net cash outflows in working capital accounts of $68.7 million, other long-term assets and liabilities of $17.8 million, and a net operating loss of $17.5 million, partially offset by cash inflows from non-cash net income items of $65.5 million.
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
Net cash used in investing activities for the three months ended March 31, 2023 and April 1, 2022 consisted of $9.1 million and $2.2 million, respectively, of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities during the three months ended March 31, 2023 consisted of repayments of long-term debt of $421.0 million, revolver repayments of $163.8 million, payments for employee withholding taxes on share-based compensation of $12.8 million, and payments for debt issuance costs of $7.5 million, partially offset by proceeds from long term debt and the revolver of $250.0 million and $348.7 million, respectively.
Net cash provided by financing activities during the three months ended April 1, 2022 consisted of repayments of long-term debt of $2.6 million, payments of $1.6 million for employee withholding taxes on share-based compensation and payments $0.5 million for debt issuance costs. During the three months ended April 1, 2022, we also borrowed and repaid $217.0 million and $200.0 million, respectively, on the Amended Revolver.
Capital Resources
At March 31, 2023, we held cash and cash equivalents of $62.1 million, which included $25.4 million held by foreign subsidiaries, and had $300.1 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. We believe that our cash and cash equivalents at March 31, 2023, as supplemented by cash flows from operations and the 2023 Revolver, will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.

Contractual Obligations
As of March 31, 2023, our commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$61,125	$18,431	$20,710	$12,930	$9,054
Principal payments on Vertex First Lien Credit Agreement¹	915,750	9,250	18,500	18,500	869,500
Principal payments on 2023 Credit Agreement¹	435,000	6,250	18,750	410,000	—
Interest on Vertex First Lien and 2023 Credit Agreements	608,378	115,739	226,134	216,382	50,123
Total	$2,020,253	$149,670	$284,094	$657,812	$928,677
¹ Includes unused funds fee and is based on the March 31, 2023 interest rate and outstanding Credit Agreement balance
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
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
We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill and other intangible assets, and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Pronouncements
Refer to Part I, Item 1, Note 2, Recent Accounting Standards Update in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: the continued impact of COVID-19 and any variant strains thereof on the global economy; our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government's budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; inflation and interest rate risk; subcontractor performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Merger; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available at March 31, 2023.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement and would result in a $8.8 million change in our related annual cash interest expenses.
Assuming our 2023 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in our annual cash interest expense.
As of March 31, 2023, the notional value of our interest rate swap agreements totaled $300.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 8, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience volatility related to movements in foreign currency exchange rates. In the past, we entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on our Condensed Consolidated Statements of (Loss) Income and our Condensed Consolidated Balance Sheets was immaterial and related hedging was discontinued. Our forward contracts expired in January 2022 and no such contracts are outstanding as of March 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
As discussed in Note 3, Merger in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company completed the Merger with Vertex on July 5, 2022. As permitted by interpretive guidance for newly acquired businesses issued by the SEC Staff, management has excluded the internal control over financial reporting (ICFR) of Vertex and its consolidated subsidiaries from the evaluation of the Company's effectiveness of its disclosure controls and procedures as of March 31, 2023. Since the date of Merger, Vertex's financial results are included in the Company's Consolidated Financial Statements. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to ICFR.
Other than the items discussed above, there were no changes in our ICFR that occurred during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our cash flows, results of operations or financial condition.
Refer to Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1
Credit Agreement, Dated as of February 28, 2023, among Vertex Aerospace Services Corp., as the Borrower, Vertex Aerospace Intermediate LLC, as Holdings, the Lenders Party Hereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender, Collateral Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to V2X, Inc.’s Current Report on Form 8-K filed March 2, 2023).

10.2	Separation Agreement and Release of Claims, dated April 1, 2023, by and between Richard Mendoza and V2X, Inc. *+
10.3	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Stock Settled) *+
10.4	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Special Performance Stock Unit – 2023 Stock Price Award Agreement *+
10.5	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2023 TSR Award Agreement *+
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of (Loss) Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: May 9, 2023