Form 10-Q
period 2023-06-30
V2X, Inc.
filed 2023-08-08
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of August 1, 2023, there were 31,185,422 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$977,852	$498,066	$1,921,312	$954,537
Cost of revenue	890,452	453,305	1,755,082	872,581
Selling, general, and administrative expenses	53,130	29,740	101,381	61,699
Operating income	34,270	15,021	64,849	20,257
Loss on extinguishment of debt	—	—	(22,052)	—
Interest expense, net	(31,950)	(1,963)	(63,694)	(3,643)
Other expense, net	(311)	—	(311)	—
Income (loss) from operations before income taxes	2,009	13,058	(21,208)	16,614
Income tax expense (benefit)	210	2,586	(5,527)	3,287
Net income (loss)	$1,799	$10,472	$(15,681)	$13,327

Earnings (loss) per share
Basic	$0.06	$0.89	$(0.51)	$1.13
Diluted	$0.06	$0.88	$(0.51)	$1.12
Weighted average common shares outstanding - basic	31,033	11,826	30,981	11,793
Weighted average common shares outstanding - diluted	31,605	11,954	30,981	11,917
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$1,799	$10,472	$(15,681)	$13,327
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	7,658	227	5,311	667
Net change in fair value of foreign currency forward contracts	—	—	—	30
Tax (expense) benefit	(1,444)	367	(1,296)	272
Net change in derivative instruments	6,214	594	4,015	969
Foreign currency translation adjustments, net of tax	274	(3,637)	2,080	(4,254)
Other comprehensive income (loss), net of tax	6,488	(3,043)	6,095	(3,285)
Total comprehensive income (loss)	$8,287	$7,429	$(9,586)	$10,042

The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands)	2023	2022
Assets
Current assets
Cash and cash equivalents	$70,314	$116,067
Receivables	746,562	728,582
Prepaid expenses	77,724	74,234
Other current assets	23,906	13,049
Total current assets	918,506	931,932
Property, plant, and equipment, net	82,284	78,715
Goodwill	1,656,965	1,653,822
Intangible assets, net	452,739	497,951
Right-of-use assets	46,017	52,825
Other non-current assets	22,245	17,858
Total non-current assets	2,260,250	2,301,171
Total Assets	$3,178,756	$3,233,103
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$416,424	$406,706
Compensation and other employee benefits	145,000	168,038
Short-term debt	15,500	11,850
Other accrued liabilities	255,408	196,538
Total current liabilities	832,332	783,132
Long-term debt, net	1,190,023	1,262,811
Deferred tax liabilities	13,773	15,813
Operating lease liabilities	35,490	41,083
Other non-current liabilities	114,420	133,185
Total non-current liabilities	1,353,706	1,452,892
Total liabilities	2,186,038	2,236,024
Commitments and contingencies (Note 8)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000 shares authorized; 31,081 and 30,470 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	311	305
Additional paid in capital	754,096	748,877
Retained earnings	237,743	253,424
Accumulated other comprehensive income (loss)	568	(5,527)
Total shareholders' equity	992,718	997,079
Total Liabilities and Shareholders' Equity	$3,178,756	$3,233,103
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,	July 1,
(In thousands)	2023	2022
Operating activities
Net (loss) income	$(15,681)	$13,327
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	11,326	3,238
Amortization of intangible assets	45,211	4,423
Loss (gain) on disposal of property, plant, and equipment	522	(15)
Stock-based compensation	20,446	4,725
Amortization of debt issuance costs	4,692	388
Loss on extinguishment of debt	22,052	—
Changes in assets and liabilities:
Receivables	(20,404)	(29,302)
Prepaid expenses	(1,645)	(5,321)
Other assets	436	5,185
Accounts payable	7,647	32,470
Deferred taxes	(5,143)	—
Compensation and other employee benefits	(23,150)	2,507
Other liabilities	31,831	(11,989)
Net cash provided by operating activities	78,140	19,636
Investing activities
Purchases of capital assets	(11,543)	(3,492)
Proceeds from the disposition of assets	5	18
Contribution to joint venture	—	(2,113)
Net cash used in investing activities	(11,538)	(5,587)
Financing activities
Proceeds from issuance of long-term debt	250,000	—
Repayments of long-term debt	(424,888)	(5,200)
Proceeds from revolver	552,750	392,000
Repayments of revolver	(467,750)	(402,000)
Proceeds from exercise of stock options	6	370
Payment of debt issuance costs	(7,507)	(458)
Prepayment premium on early redemption of debt	(1,600)	—
Payments of employee withholding taxes on share-based compensation	(14,618)	(1,696)
Net cash used in financing activities	(113,607)	(16,984)
Exchange rate effect on cash	1,252	(507)
Net change in cash and cash equivalents	(45,753)	(3,442)
Cash and cash equivalents - beginning of period	116,067	38,513
Cash and cash equivalents - end of period	$70,314	$35,071

Supplemental disclosure of cash flow information:
Interest paid	$58,300	$3,409
Income taxes paid	$2,707	$6,112
Purchase of capital assets on account	$1,813	$13
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net income	—	—	—	2,855	—	2,855
Foreign currency translation adjustments	—	—	—	—	(616)	(616)
Unrealized gain on cash flow hedge	—	—	—	—	374	374
Employee stock awards and stock options	67	1	—	—	—	1
Taxes withheld on stock compensation awards	—	—	(1,626)	—	—	(1,626)
Stock-based compensation	—	—	3,100	—	—	3,100
Balance at April 1, 2022	11,805	$118	$89,590	$270,609	$(6,142)	$354,175
Net income	—	—	—	10,472	—	10,472
Foreign currency translation adjustments	—	—	—	—	(3,637)	(3,637)
Unrealized gain on cash flow hedge	—	—	—	—	594	594
Employee stock awards and stock options	41	—	369	—	—	369
Taxes withheld on restricted stock unit compensation awards	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	1,575	—	—	1,575
Balance at July 1, 2022	11,846	$118	$91,464	$281,081	$(9,185)	$363,478

Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(17,480)	—	(17,480)
Foreign currency translation adjustments	—	—	—	—	1,806	1,806
Unrealized loss on cash flow hedge	—	—	—	—	(2,199)	(2,199)
Employee stock awards and stock options	535	5	—	—	—	5
Taxes withheld on stock compensation awards	—	—	(12,806)	—	—	(12,806)
Stock-based compensation	—	—	12,066	—	—	12,066
Balance at March 31, 2023	31,005	$310	$748,137	$235,944	$(5,920)	$978,471
Net income	—	—	—	1,799	—	1,799
Foreign currency translation adjustments	—	—	—	—	274	274
Unrealized gain on cash flow hedge	—	—	—	—	6,214	6,214
Employee stock awards and stock options	76	1	—	—	—	1
Taxes withheld on restricted stock unit compensation awards	—	—	(1,812)	—	—	(1,812)
Stock-based compensation	—	—	7,771	—	—	7,771
Balance at June 30, 2023	31,081	$311	$754,096	$237,743	$568	$992,718
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
Equity Investments
In 2011, the Company entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, the Company entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, the Company entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company. Pursuant to the joint venture agreement, ServCore Resources and Services Solutions, LLC (ServCore) was established to operate and manage labor and life support services outside of the continental United States at designated locations serviced by V2X and others around the world.
The Company accounts for investments in HDSS, J&J, and ServCore under the equity method and has the ability to exercise significant influence but does not hold a controlling interest. The Company's proportionate 25%, 50%, and 40% shares, respectively, of income or losses from HDSS, J&J, and ServCore are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss). The Company's investment in these joint ventures is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of June 30, 2023 and December 31, 2022 the Company's joint venture investment balance was $6.3 million and $7.0 million, respectively. The Company's proportionate share of income from the HDSS, J&J, and ServCore joint ventures was $2.0 million and $3.8 million for the three and six months ended June 30, 2023, respectively, and not material for the first and second quarters of 2022.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (June 30, 2023 for the second quarter of 2023 and July 1, 2022 for the second quarter of 2022), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of V2X have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.

NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
There have been no accounting standards issued or adopted during the first or second quarters of 2023 that are expected to have a material impact on the Company's financial statements.
NOTE 3
MERGER
In accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, the Company accounted for the below transaction using the acquisition method. The Company conducted valuations of certain acquired assets and liabilities for inclusion in its Condensed Consolidated Balance Sheets as of the date of the Merger. Assets that normally would not be recorded in ordinary operations, such as intangibles related to contractual relationships, were recorded at their estimated fair values. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
On the Closing Date, Vectrus completed its previously announced Merger with Vertex, forming V2X by acquiring all of the outstanding shares of Vertex. On the Closing Date, Vertex and its consolidated subsidiaries became wholly-owned subsidiaries of the Company.
The combined V2X entity from the Merger is a larger and more diversified Company with the ability to compete for more integrated business opportunities and generate revenue across geographies, clients, and contract types in supporting the mission of its customers.
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

The following table summarizes the final fair values of the assets acquired and liabilities assumed in the Merger as of the Closing Date. As of June 30, 2023, the Company considered these amounts to be final.

(In thousands)	Fair Value
Cash and cash equivalents	$196,993
Receivables	331,300
Prepaid expenses	50,838
Property, plant, and equipment	55,678
Intangible assets	480,000
Other non-current assets	17,104
Right-of-use assets	21,062
Accounts payable	(121,515)
Debt	(1,352,303)
Compensation and other employee benefits	(45,968)
Other current and non-current liabilities	(334,469)
Total identifiable net assets	(701,280)
Goodwill	1,335,231
Total purchase consideration	$633,951
As a result of the Merger, the Company recognized $1,335.2 million of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies, expanded market opportunities and other benefits that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes. Intangible assets related to backlog and customer contracts arising from the Merger were also recognized. The fair value of backlog was $316.0 million, and the fair value of the customer contracts was $164.0 million with amortization periods of 4.5 years and 14.0 years, respectively. The receivables of $331.3 million represent fair value and are considered fully collectible.
As part of the Merger, V2X acquired certain contracts, including a Transition Services Agreement (TSA) with Crestview Aerospace LLC (Crestview), which was previously divested to American Industrial Partners Capital Fund VI, L.P. (AIP). For the three and six months ended June 30, 2023, the Company recorded $0.7 million and $1.4 million of income related to the TSA with Crestview, respectively, which was recorded as a reduction in cost of revenue. AIP indirectly held approximately 59.5% of V2X common stock through Vertex Aerospace Holdco LLC as of June 30, 2023.
The following unaudited information shows the combined actual results of operations for the three and six months ended June 30, 2023 and pro forma results for the three and six months ended July 1, 2022 as if the Merger had occurred on January 1, 2021. The unaudited pro forma information reflects the effects of applying the Company's accounting policies and certain pro forma adjustments to the combined historical financial information of Vertex. The pro forma adjustments include: a) incremental amortization expense associated with identified intangible assets; b) incremental interest expense resulting from fair value adjustments applied to the Vertex debt that was assumed; and c) a reduction of revenues and operating expenses associated with fair value adjustments made to acquire assets and assumed liabilities, such as contract assets and contract liabilities.
This unaudited pro forma information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
(Unaudited, in thousands)	Actual	Pro forma	Actual	Pro forma
Revenue	$977,852	$887,377	$1,921,312	$1,730,118
Net income (loss)	$1,799	$4,004	$(15,681)	$15,897

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
The Company's performance obligations are satisfied over time as services are provided throughout the contract term. Revenue is recognized over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Over-time recognition is reinforced by the fact that the Company's customers simultaneously receive and consume the benefits of its services as they are performed. For most U.S. government contracts, this continuous transfer of control to the customer is supported by contract terms that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that progress towards completion of performance obligations is tracked in order to measure and recognize revenue.
The Company's contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year (or less) option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when the Company is the prime contractor or of the prime contractor when the Company is a subcontractor. The Company expects to recognize a substantial portion of its performance obligations as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience or for cause. Substantially all of the Company's contracts have terms that would permit recovery of all or a portion of the Company's incurred costs and fees for work performed in the event of a termination for convenience.
Performance obligations as of June 30, 2023 and December 31, 2022 are presented in the following table:

	June 30,	December 31,
(In millions)	2023	2022
Performance Obligations	$3,696	$2,997
As of June 30, 2023, the Company expects to recognize approximately 43% and 57% of these performance obligations as revenue in 2023 and 2024, respectively.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three and six months ended June 30, 2023 increased operating income by $9.1 million and $22.2 million, respectively. For the three and six months ended July 1, 2022, the adjustments increased operating income by $6.8 million and $7.4 million, respectively.
For the three and six months ended June 30, 2023, the cumulative catch-up adjustments to operating income increased revenue by $9.6 million and $23.5 million, respectively. For the three and six months ended July 1, 2022, the cumulative catch-up adjustments to operating income increased revenue by $6.8 million and $7.4 million, respectively.
Revenue by Category
Generally, the sales price elements for the Company's contracts are cost-plus, cost-reimbursable or firm-fixed-price, all of which are commonly identified with a single contract. On a cost-plus contract, the Company is paid allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by the Company's customers.
On cost-plus contracts, the Company does not bear the risks of unexpected cost overruns, provided that incurred costs do not exceed the predetermined funded amounts. Most of the Company's cost-plus contracts also contain a firm-fixed-price element. Cost-plus contracts with award and incentive fee provisions are primary variable contract fee arrangements. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees are based on the relationship between total allowable and target cost.

Most of the Company's contracts include a cost-reimbursable element to capture costs of consumable materials required for the program. Typically, these costs do not bear fees.
On a time-and-materials contract, the Company is reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. For this contract type, the Company bears the risk that labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
On a firm-fixed-price contract, the Company agrees to perform the contractual statement of work for a predetermined contract price. A firm-fixed-price contract typically offers higher profit margin potential than a cost-plus contract, which is commensurate with the greater levels of risk assumed on a firm-fixed-price contract. Although a firm-fixed-price contract generally permits retention of profits if the total actual contract costs are less than the estimated contract costs, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contract. Although the overall scope of work required under the contract may not change, profit may be adjusted as experience is gained and as efficiencies are realized or costs are incurred.
The following tables present various revenue disaggregations.
Revenue by contract type is as follows:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(In thousands)	2023	2022	Change	2023	2022	Change
Cost-plus and cost-reimbursable	$507,282	$355,559	42.7%	$1,019,217	$666,653	52.9%
Firm-fixed-price	438,684	128,348	241.8%	834,891	256,352	225.7%
Time-and-materials	31,886	14,159	125.2%	67,204	31,532	113.1%
Total revenue	$977,852	$498,066		$1,921,312	$954,537
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(In thousands)	2023	2022	Change	2023	2022	Change
United States	$578,514	$158,719	264.5%	$1,127,284	$325,454	246.4%
Middle East	279,083	250,222	11.5%	560,204	485,313	15.4%
Asia	65,533	46,386	41.3%	129,850	62,592	107.5%
Europe	54,722	42,739	28.0%	103,974	81,178	28.1%
Total revenue	$977,852	$498,066		$1,921,312	$954,537
Revenue by contract relationship is as follows:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(In thousands)	2023	2022	Change	2023	2022	Change
Prime contractor	$916,060	$468,453	95.5%	$1,795,239	$895,546	100.5%
Subcontractor	61,792	29,613	108.7%	126,073	58,991	113.7%
Total revenue	$977,852	$498,066		$1,921,312	$954,537

Revenue by customer is as follows:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
(In thousands)	2023	2022	Change	2023	2022	Change
Army	$393,499	$326,756	20.4%	$784,002	$606,869	29.2%
Navy	293,198	64,885	351.9%	585,888	140,102	318.2%
Air Force	154,001	68,457	125.0%	283,982	129,930	118.6%
Other	137,154	37,968	261.2%	267,440	77,636	244.5%
Total revenue	$977,852	$498,066		$1,921,312	$954,537
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These advance billings and payments are not considered significant financing components because they are frequently intended to ensure that both parties are in conformance with the primary contract terms. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
As of June 30, 2023 and December 31, 2022, the Company had contract assets of $570.8 million and $487.8 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, Receivables for additional information regarding the composition of the Company's receivable balances. As of June 30, 2023 and December 31, 2022, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $62.6 million and $76.4 million, respectively.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

(In thousands)	June 30, 2023	December 31, 2022
Billed receivables	$164,677	$227,718
Unbilled receivables (contract assets)	570,785	487,758
Other	11,100	13,106
Total receivables	$746,562	$728,582
As of June 30, 2023 and December 31, 2022, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for the majority of the June 30, 2023 contract assets during 2023. Changes in the balance of unbilled receivables are primarily due to the timing differences between performance and customers' payments.
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

On the Closing Date, certain of the Company's subsidiaries, including VSC (and together with VSC, the Company Guarantor Subsidiaries), that became direct or indirect subsidiaries of Vertex Aerospace Service Corp., a Delaware corporation and wholly-owned indirect subsidiary of Vertex (Vertex Borrower), have provided guarantees of the indebtedness under each of:
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
The remaining loans under the First Lien Term Facility (consisting solely of the Initial Term Loan Tranche) amortize in an amount equal to approximately $2.3 million per quarter for the fiscal quarters ending June 30, 2023, through September 30, 2028, with the balance of $864.9 million due on December 6, 2028.
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

The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Eurodollar rate plus 1.00%, plus a margin of 2.50% to 2.75% per annum, or a Eurodollar rate, determined by reference to SOFR, plus a margin of 3.50% to 3.75% per annum, in each case, depending on the consolidated first lien net leverage ratio of the Vertex Borrower and its subsidiaries. As of June 30, 2023, the effective interest rate for the First Lien Initial Term Tranche was 9.73%.
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
As of June 30, 2023, the carrying value of the First Lien Credit Agreement was $913.4 million, excluding deferred discount and unamortized deferred financing costs of $39.0 million. The estimated fair value of the First Lien Credit Agreement as of June 30, 2023 was $914.6 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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
Vertex ABL Credit Agreement
The Vertex ABL Credit Agreement provided for a senior secured revolving loan facility (the ABL Facility) of up to an aggregate amount of $200.0 million (the loans thereunder, the ABL Loans). The Vertex ABL Credit Agreement also provided for (i) a $30.0 million sublimit of availability for letters of credit, and (ii) a $10.0 million sublimit for short-term borrowings on a swingline basis. On February 28, 2023, the outstanding ABL Facility borrowings of $67.5 million were repaid and related guarantees and liens were discharged and released. The balance of unamortized deferred financing costs related to the Vertex ABL Credit Agreement of $1.5 million was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2023.
2023 Credit Agreement
The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the Borrower’s assets and consists of (a) the 2023 Revolver (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million Term Loan.
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

The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Eurodollar rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or a Eurodollar rate, determined by reference to SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of June 30, 2023, the effective interest rates for the 2023 Revolver and Term Loan portion of the 2023 Credit Agreement were 8.47% and 8.65%, respectively.
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
As of June 30, 2023, there were $85.0 million of outstanding borrowings and $16.1 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $398.9 million as of June 30, 2023. Unamortized deferred financing costs related to the 2023 Revolver of $4.7 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of June 30, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $248.4 million, excluding unamortized deferred financing costs of $2.3 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of June 30, 2023 was $248.1 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of June 30, 2023 are as follows:

(In thousands)	Payments due
2023 (remainder of the year)	$7,750
2024	15,500
2025	20,188
2026	21,750
2027	21,750
After 2027	1,159,937
Total	$1,246,875
As of June 30, 2023 the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.

NOTE 7
DERIVATIVE INSTRUMENTS
During the periods covered by this report, the Company has made no changes to its policies or strategies for the use of derivative instruments and there has been no change in related accounting methods. Derivative instruments, which are designated as cash flow hedges, gains and losses are initially reported as a component of accumulated other comprehensive income (loss) and subsequently recognized in earnings with the corresponding hedged item.
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into $350.0 million of interest rate swap contracts during the first six months of 2023. These contracts had a notional value of $348.4 million as of June 30, 2023. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets as of June 30, 2023:

(In thousands)	Fair Value (level 2)
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$5,381
Interest rate swap designated as cash flow hedge	Other non-current assets	$269
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$339
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive income	$5,311
There were no interest rate swaps designated as cash flow hedges for the period ended December 31, 2022.
The Company regularly assesses the creditworthiness of the counterparty. As of June 30, 2023, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $1.2 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income (Loss) during the three and six months ended June 30, 2023. Net interest rate derivative losses of $0.4 million were recognized in the Condensed Consolidated Statements of Income (Loss) during the first six months of 2022. The Company expects $5.4 million of existing interest rate swap gains reported in accumulated other comprehensive income as of June 30, 2023 to be recognized in earnings within the next 12 months.
NOTE 8
COMMITMENTS AND CONTINGENCIES
General
From time to time, the Company is involved in various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings, including government investigations and claims, which are incidental to the operation of its business. Some of these proceedings seek remedies relating to employment matters, matters in connection with the Company's contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, V2X and the U.S. government representatives engage in discussions to enable V2X to evaluate the merits of these claims as well as to assess the amounts being claimed.
Where appropriate, provisions are made to reflect probable losses related to the matters raised by U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the latest information available to us.
The Company estimated and accrued $28.6 million and $27.6 million as of June 30, 2023 and December 31, 2022, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on its cash flows, results of operations or financial condition.

U.S. Government Contracts, Investigations and Claims
The Company has U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on the Company's financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in non-reimbursable expenses or charges or otherwise adversely affecting the Company's financial condition and results of operations.
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
U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review the Company's performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of compliance with government standards for business systems, including accounting, earned value management, estimating, materials management and accounting, purchasing, and property management systems.
In the performance of its contracts, the Company routinely requests contract modifications that require additional funding from U.S. government customers. Most often, these requests are due to customer-directed changes in the scope of work. While the Company is entitled to recovery of these costs under its contracts, the administrative process with the U.S. government customer may be protracted. Based on the circumstances, the Company periodically files requests for equitable adjustments (REAs) that are sometimes converted into claims. In some cases, these requests are disputed by the U.S. government customer. The Company believes its outstanding modifications, REAs and other claims will be resolved without material adverse impact to its results of operations, financial condition or cash flows.
NOTE 9
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan, the 2014 Omnibus Incentive Plan, as amended and restated effective as of October 27, 2022 (the 2014 Omnibus Plan), to govern awards granted to V2X employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), total shareholder return (TSR) awards, performance share units (PSUs) and other awards. The Company accounts for NQOs, stock-settled RSUs and PSUs as equity-based compensation awards. TSR awards, described below, are accounted for as liability-based compensation awards. Liability-based awards are revalued at the end of each reporting period to reflect changes in fair value.
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Compensation costs for equity-based awards	$7,771	$1,575	$19,837	$4,676
Compensation costs for liability-based awards	304	592	609	50
Total compensation costs, pre-tax	$8,075	$2,167	$20,446	$4,725
Future tax benefit	$1,756	$466	$4,445	$1,017
Compensation costs for equity-based awards for the six months ended June 30, 2023, included $10.8 million related to RSUs issued in connection with the Merger.
As of June 30, 2023, total unrecognized compensation costs related to equity-based awards and liability-based awards were $28.0 million and $1.4 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.75 years and 1.37 years, respectively. Total unrecognized compensation costs included $15.6 million of expense related to RSUs granted in connection with the Merger.

The following table provides a summary of the activities for NQOs, RSUs and PSUs for the six months ended June 30, 2023:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	42	$22.86	1,628	$35.47	—	$—
Granted	—	$—	301	$39.70	265	$35.66
Exercised	—	$—	—	$—	—	$—
Vested	—	$—	(957)	$41.95	—	$—
Forfeited or expired	—	$—	(6)	$40.59	—	$—
Outstanding at June 30, 2023	42	$22.86	966	$36.82	265	$35.66
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
As of June 30, 2023, there was $21.8 million of unrecognized RSU related compensation expense.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. As a result of the Merger and pursuant to the terms of the TSR awards, performance achievement fair value was measured at July 4, 2022 at $4.6 million and the aggregate future award payouts were fixed at that value. There were no cash-based TSR awards granted in the first or second quarters of 2023.
As of June 30, 2023, there was $1.4 million of unrecognized TSR related compensation expense.
Performance Share Units
During the first and second quarters of 2023, the Company granted two types of performance-based awards with market conditions. The first award will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures relative to Aerospace and Defense companies in the S&P 1500 Index and the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
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
As of June 30, 2023, there was $6.2 million of unrecognized PSU related compensation expense.

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
For the three months ended June 30, 2023 and July 1, 2022, the Company recorded an income tax provision of $0.2 million and $2.6 million, respectively, representing effective income tax rates of 10.5% and 19.8%, respectively. For the six months ended June 30, 2023 and July 1, 2022, the Company recorded an income tax benefit of $5.5 million and a provision of $3.3 million, respectively, representing effective income tax rates of 26.1% and 19.8%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), available deductions not reflected in book income, and income tax credits.
Uncertain Tax Positions
As of June 30, 2023 and December 31, 2022, unrecognized tax benefits from uncertain tax positions were $8.4 million and $8.6 million, respectively. The decrease in uncertain tax positions was principally the result of the release of a position for lapse of statute of limitation.
NOTE 11
EARNINGS (LOSS) PER SHARE
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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss)	$1,799	$10,472	$(15,681)	$13,327

Weighted average common shares outstanding	31,033	11,826	30,981	11,793
Add: Dilutive impact of stock options	18	18	—	22
Add: Dilutive impact of restricted stock units	554	110	—	102
Diluted weighted average common shares outstanding	31,605	11,954	30,981	11,917

Earnings (loss) per share
Basic	$0.06	$0.89	$(0.51)	$1.13
Diluted	$0.06	$0.88	$(0.51)	$1.12
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted earnings per share calculation.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2023	2022	2023	2022
Anti-dilutive restricted stock units	2	25	2	15

NOTE 12
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors two non-qualified deferred compensation plans. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of the plan investments and obligations are recorded in selling, general, and administrative expenses. The plans assets and liabilities were $2.8 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $4.9 million and $8.2 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended July 1, 2022, respectively.
NOTE 13
SALE OF RECEIVABLES
On June 27, 2023, the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (MUFG) for the sale of certain designated eligible receivables with the U.S. government. Under the MARPA Facility, the Company can sell eligible receivables up to a maximum amount of $150.0 million. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk.
The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC Topic 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of June 30, 2023. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
MARPA Facility activity consisted of sales of $113.0 million of receivables representing an increase to cash flows provided by operating activities for the six months ended June 30, 2023. Cash collected, but not remitted to MUFG, of $69.7 million is included in other accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023. As of June 30, 2023, remaining receivables sold were $43.3 million.
During the three months ended June 30, 2023, the Company incurred purchase discount fees, net of servicing fees, of $0.2 million, which are presented in other expense, net on the Condensed Consolidated Statements of Income (Loss).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. This Quarterly Report provides additional information regarding the Company, its services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to economic conditions such as inflation and rising interest rates, and the impact on the Company, its operations or future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the Company's industry, business and future financial results. Actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
V2X, Inc. is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and provides a comprehensive suite of integrated solutions across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
The Company's primary customer is the U.S. Department of Defense (DoD). For the six months ended June 30, 2023 and July 1, 2022, the Company had total revenue of $1,921.3 million and $954.5 million, respectively, substantially all of which was derived from U.S. government customers. For the six months ended June 30, 2023 and July 1, 2022, the Company generated approximately 41% and 64%, respectively, of its total revenue from the U.S. Army.
Executive Summary
Revenue increased $479.8 million, or 96.3%, for the three months ended June 30, 2023 compared to the three months ended July 1, 2022. Revenue increased $442.6 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from programs in the U.S., Middle East, Asia and Europe increased by $419.8 million, $28.9 million, $19.1 million and $12.0 million, respectively.
Operating income for the three months ended June 30, 2023, was $34.3 million, an increase of $19.2 million, or 128.1%, compared to the three months ended July 1, 2022. The increase was due to the Merger and improved performance of legacy programs.
During the performance of long-term contracts, estimated final contract prices and costs are reviewed periodically, and revisions are made as required, which are recorded as changes in revenue and cost of revenue in the periods in which they are determined. Additionally, the fees under certain contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. These incentive fees or penalties are included in revenue when there is sufficient information to reasonably assess anticipated contract performance. Amounts representing contract change orders or limitations in funding on contracts are recorded only if it is probable a claim will result in additional contract revenue and the amounts can be reliably estimated. Changes in estimated revenue, cost of revenue and the related effect to operating income are recognized using cumulative adjustments, which recognize in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. Cumulative adjustments are driven by changes in contract terms, program performance, customer scope changes and changes to estimates in the reported period. These changes can increase or decrease operating income depending on the dynamics of each contract.
Further details related to consolidated financial results for the three and six months ended June 30, 2023, compared to the three and six months ended July 1, 2022, are contained in the "Discussion of Financial Results" section.
Merger with Vertex
For a discussion of the Merger and related debt and stock-based compensation obligations, see Note 3, Merger, Note 6, Debt, and Note 9, Stock-Based Compensation, in the Notes to Condensed Consolidated Financial Statements.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Six Months Ended
Contract Name	June 30, 2023	July 1, 2022
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	13.4%	22.2%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	7.8%	15.2%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2024, with two additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $257.1 million and $212.2 million of revenue for the six months ended June 30, 2023 and July 1, 2022, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2024, with two additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $150.5 million and $144.9 million of revenue for the six months ended June 30, 2023 and July 1, 2022, respectively.
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
The Company's contracts are multi-year contracts and typically include an initial period of one year or less with annual one-year or less option periods for the remaining contract period. The number of option periods vary by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when the Company is the prime contractor or of the prime contractor when the Company is a subcontractor. The U.S. government may also extend the term of a program by issuing extensions or bridge contracts, typically for periods of one year or less.
The Company expects to recognize a substantial portion of its funded backlog as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience. Substantially all of the Company's contracts have terms that would permit recovery of all or a portion of incurred costs and fees for work performed in the event of a termination for convenience.
As of June 30, 2023, total backlog was $13.0 billion as compared to $12.3 billion at December 31, 2022. The following is a summary of funded and unfunded backlog:

	June 30,	December 31,
(In millions)	2023	2022
Funded backlog	$3,067	$2,567
Unfunded backlog	9,916	9,695
Total backlog	$12,983	$12,262
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. The Company received funded orders of $2.4 billion during the six months ended June 30, 2023, which was an increase of $1.3 billion compared to the six months ended July 1, 2022.

Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. However, the U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, the Company expects the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. V2X believes that its capabilities, particularly in operations and logistics, aerospace, training and technology, should help its clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in the business. Further, the DoD budget remains the largest in the world and management believes the Company's addressable portion of the DoD budget offers substantial opportunity for growth.
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On December 29, 2022, the FY 2023 Omnibus Appropriations Act was signed into law by the President, providing $817 billion to the Defense Department (and $886 billion for National Defense). This reflects a $44 billion increase over the President’s FY 2023 budget request. The Fiscal 2024 budget request was submitted to the U.S. Congress on March 9, 2023, and requested $842 billion for the Department of Defense.
In January 2023, the statutory debt ceiling limit of $31.4 trillion was reached and on June 3, 2023, the President signed “The Fiscal Responsibility Act” (FRA) into law, which suspends the debt ceiling until January 1, 2025. The FRA places caps on defense and non-defense discretionary spending in FY 2024 and FY 2025. The FRA cap on discretionary spending for National Defense in FY 2024 and FY 2025 is $886 billion and $895 billion, respectively. Additionally, the FRA mandates cuts to discretionary spending by one percent below the current-year level if a continuing resolution is in place on January 1, 2024 or 2025.
While it is difficult to predict the specific course of future defense budgets, V2X believes the core functions the Company performs are mission-essential and spending to maintain readiness, improve performance, increase service life, lower cost, and modernize digital and physical environments will continue to be a U.S. government priority. The Company's focus is on providing integrated solutions across the mission lifecycle that encompass (i) high consequence training; (ii) readiness/logistics/deployment; (iii) mission and infrastructure support, including rapid response contingency efforts; (iv) battlefield connectivity and communications; (v) maintenance, modification, repair, and overhaul of assets and aircraft; (vi) and upgrades and modernization across digital and physical environments. The Company develops and inserts operational technologies across its solutions to improve efficiency and the outcomes of its clients' missions. The Company believes this aligns with its clients' intent to utilize and harden existing equipment, infrastructure, and assets rather than executing new purchases. While customers may reduce the level of services required from us, the Company does not currently anticipate the complete elimination of these services.
However, business conditions have become more challenging due to macroeconomic conditions, including inflation and rising interest rates. Given the current pace of inflation and other geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts. To date, the Company has not experienced broad-based increases due to inflation in the costs of fixed-price and time and materials contracts that are material to the business as a whole; however, if the Company begins to experience greater than expected inflation in its supply chain and labor costs, profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, the Company could be adversely affected. See Item 1A, "Risk Factors".
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, changes to the U.S. corporate income tax system. While the Company does not currently anticipate any impact on its business, evaluation of the Inflation Reduction Act of 2022 and its requirements continues, as well as any potential impact on its business in the future.
The information provided above does not represent a complete list of trends and uncertainties that could impact the Company's business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Three months ended June 30, 2023, compared to three months ended July 1, 2022
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
(In thousands, except for percentages)	June 30, 2023	July 1, 2022	$	%
Revenue	$977,852	$498,066	$479,786	96.3%
Cost of revenue	890,452	453,305	437,147	96.4%
% of revenue	91.1%	91.0%
Selling, general, and administrative expenses	53,130	29,740	23,390	78.6%
% of revenue	5.4%	6.0%
Operating income	34,270	15,021	19,249	128.1%
Operating margin	3.5%	3.0%
Interest expense, net	(31,950)	(1,963)	(29,987)	1,527.6%
Other expense, net	(311)	—	(311)	*
Income (loss) from operations before income taxes	2,009	13,058	(11,049)	(84.6)%
% of revenue	0.2%	2.6%
Income tax expense (benefit)	210	2,586	(2,376)	(91.9)%
Effective income tax rate	10.5%	19.8%
Net income (loss)	$1,799	$10,472	$(8,673)	(82.8)%
*Percentage change is not meaningful.
Revenue
Revenue increased $479.8 million, or 96.3%, for the three months ended June 30, 2023 as compared to the three months ended July 1, 2022. Revenue increased $442.6 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from programs located in the U.S., Middle East, Asia and Europe increased by $419.8 million, $28.9 million, $19.1 million and $12.0 million, respectively.
Cost of Revenue
Cost of revenue increased $437.1 million, or 96.4%, for the three months ended June 30, 2023 as compared to the three months ended July 1, 2022, primarily due to the increased revenue from the Merger and increased amortization of intangible assets.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses increased $23.4 million, or 78.6%, for the three months ended June 30, 2023 as compared to the three months ended July 1, 2022, primarily due to the Merger.
Operating Income
Operating income increased $19.2 million, or 128.1%, for the three months ended June 30, 2023 as compared to the three months ended July 1, 2022. Operating income as a percentage of revenue was 3.5% for the three months ended June 30, 2023, compared to 3.0% for the three months ended July 1, 2022. The increase was due to the Merger and improved performance of legacy programs.
Aggregate cumulative catch-up adjustments increased operating income by $9.1 million and $6.8 million for the three months ended June 30, 2023 and July 1, 2022, respectively. The aggregate cumulative catch-up adjustments for the three months ended June 30, 2023 and July 1, 2022 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income was also impacted by the mix of labor and cost differential between internal resources and subcontractors as well as the volume of other direct cost purchases.

Six months ended June 30, 2023, compared to six months ended July 1, 2022
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
(In thousands, except for percentages)	June 30, 2023	July 1, 2022	$	%
Revenue	$1,921,312	$954,537	$966,775	101.3%
Cost of revenue	1,755,082	872,581	882,501	101.1%
% of revenue	91.3%	91.4%
Selling, general, and administrative expenses	101,381	61,699	39,682	64.3%
% of revenue	5.3%	6.5%
Operating income	64,849	20,257	44,592	220.1%
Operating margin	3.4%	2.1%
Loss on extinguishment of debt	(22,052)	—	(22,052)	*
Interest expense, net	(63,694)	(3,643)	(60,051)	1,648.4%
Other expense, net	(311)	—	(311)	*
Income (loss) from operations before income taxes	(21,208)	16,614	(37,822)	(227.7)%
% of revenue	(1.1)%	1.7%
Income tax (benefit) expense	(5,527)	3,287	(8,814)	(268.1)%
Effective income tax rate	26.1%	19.8%
Net (loss) income	$(15,681)	$13,327	$(29,008)	(217.7)%
*Percentage change is not meaningful.
Revenue
Revenue increased $966.8 million, or 101.3%, for the six months ended June 30, 2023 as compared to the six months ended July 1, 2022. Revenue increased $855.1 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from programs located in the U.S., Middle East, Asia and Europe increased by $801.8 million, $74.9 million, $67.3 million and $22.8 million, respectively.
Cost of Revenue
Cost of revenue increased $882.5 million, or 101.1%, for the six months ended June 30, 2023 as compared to the six months ended July 1, 2022, primarily due to the increased revenue from the Merger and increased amortization of intangible assets.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses increased $39.7 million, or 64.3%, for the six months ended June 30, 2023 as compared to the six months ended July 1, 2022, primarily due to the Merger.
Operating Income
Operating income increased $44.6 million, or 220.1%, for the six months ended June 30, 2023 as compared to the six months ended July 1, 2022. Operating income as a percentage of revenue was 3.4% for the six months ended June 30, 2023, compared to 2.1% for the six months ended July 1, 2022. The increase was due to the Merger and improved performance of legacy programs.
Aggregate cumulative catch-up adjustments increased operating income by $22.2 million and $7.4 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The aggregate cumulative catch-up adjustments for the six months ended June 30, 2023 and July 1, 2022 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income was also impacted by the mix of labor and cost differential between internal resources and subcontractors as well as the volume of other direct cost purchases.
Loss on Extinguishment of Debt
The Company recorded a $22.1 million loss on extinguishment of debt for the six months ended June 30, 2023. For a discussion of the loss on extinguishment see Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements.

Interest (Expense) Income, Net
Interest (expense) income, net for the three and six months ended June 30, 2023 and July 1, 2022 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
(In thousands, except for percentages)	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
Interest income	$141	$6	$135	2,250%	$349	$50	$299	598%
Interest expense	(32,091)	(1,969)	(30,122)	1,530%	(64,043)	(3,693)	(60,350)	1,634%
Interest expense, net	$(31,950)	$(1,963)	$(29,987)	1,528%	$(63,694)	$(3,643)	$(60,051)	1,648%
Interest income is directly related to interest earned on cash and cash equivalents. Interest expense is directly related to borrowings under the Company's senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net increased $60.1 million for the six months ended June 30, 2023 compared to the six months ended July 1, 2022 due to increased debt assumed with the Merger.
Other expense, net
During the three months and six months ended June 30, 2023, the Company incurred purchase discount fees and other expenses of $0.2 million and $0.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility.
Income Tax (Benefit) Provision
The Company recorded income tax provisions of $0.2 million and $2.6 million for the three months ended June 30, 2023 and July 1, 2022, respectively, representing effective income tax rates of 10.5% and 19.8%, respectively. For the six months ended June 30, 2023 and July 1, 2022, the Company recorded income tax benefit of $5.5 million and provision of $3.3 million, representing effective income tax rates of 26.1% and 19.8%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), available deductions not reflected in book income, and income tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company has generated operating cash flows sufficient to fund its working capital, capital expenditures, and financing requirements. The Company expects to fund its ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, its credit facilities, and access to capital markets. When necessary, the 2023 Revolver and MARPA Facility are available to satisfy short-term working capital requirements.
If cash flows from operations are less than expected, the Company may need to access the long-term or short-term capital markets. Although the Company believes its current financing arrangements will permit financing of its operations on acceptable terms and conditions, access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) its credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. The Company cannot provide assurance that such financing will be available on acceptable terms or that such financing will be available at all.
As of June 30, 2023, there were $85.0 million of outstanding borrowings and $16.1 million of outstanding letters of credit under the 2023 Revolver. Unamortized deferred financing costs related to the 2023 Revolver of $4.7 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of June 30, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $248.4 million, excluding unamortized deferred financing costs of $2.3 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of June 30, 2023 was $248.1 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
The cash presented on the Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $26.7 million of the Company's $70.3 million in cash and cash equivalents at June 30, 2023 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The Company does not currently expect to repatriate undistributed earnings of foreign subsidiaries. The Company expects its U.S. domestic cash resources will be sufficient to fund its U.S. operating activities and cash commitments for financing activities.

Dividends
The Company does not currently plan to pay a regular dividend on its common stock. The declaration of any future cash dividends and the amount of any such dividends, if declared, will depend upon the Company's financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and the discretion of its Board of Directors. In deciding whether to pay future dividends on common stock, the Board of Directors may take into account such matters as general business conditions, industry practice, the Company's financial condition and performance, its future prospects, cash needs and capital investment plans, income tax consequences, applicable law and such other factors as the Board of Directors may deem relevant.
Sources and Uses of Liquidity
Cash, accounts receivable, unbilled receivables, and accounts payable are the principal components of the Company's working capital and are generally driven by revenue with other short-term fluctuations related to payment practices by customers, sales of accounts receivable through the MARPA Facility and the timing of billings. The Company's receivables reflect amounts billed to customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date.
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. DSO was 68 days as of June 30, 2023 and December 31, 2022.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022
Operating activities	$78,140	$19,636
Investing activities	(11,538)	(5,587)
Financing activities	(113,607)	(16,984)
Foreign exchange[1]	1,252	(507)
Net change in cash and cash equivalents	$(45,753)	$(3,442)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash provided by operating activities for the six months ended June 30, 2023, primarily consisted of cash inflows from non-cash net income items of $104.3 million and sales of accounts receivable through the MARPA Facility of $113.0 million, partially offset by net cash outflows in working capital accounts of $123.5 million and a net loss of $15.7 million.
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
Net cash used in investing activities for the six months ended June 30, 2023 consisted of $11.5 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the six months ended July 1, 2022 consisted of $3.5 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations and $ 2.1 million for a joint venture contribution.
Net cash used in financing activities during the six months ended June 30, 2023 consisted of repayments of long-term debt of $424.9 million, revolver repayments of $467.8 million, payments for employee withholding taxes on share-based compensation of $14.6 million, and payments for debt issuance costs of $7.5 million, partially offset by proceeds from long term debt and the revolver of $250.0 million and $552.8 million, respectively.
Net cash used in financing activities during the six months ended July 1, 2022 consisted of repayments of long-term debt of $5.2 million, payments of $1.7 million for employee withholding taxes on share-based compensation and payments $0.5 million for debt issuance costs. During the six months ended July 1, 2022, the Company borrowed and repaid $392.0 million and $402.0 million, respectively, on the Amended Revolver. These cash outflows were partially offset by $0.4 million received from the exercise of stock options.

Capital Resources
At June 30, 2023, the Company held cash and cash equivalents of $70.3 million, which included $26.7 million held by foreign subsidiaries, and had $398.9 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. The Company believes that its cash and cash equivalents at June 30, 2023, as supplemented by cash flows from operations, the 2023 Revolver, and the MARPA Facility will be sufficient to fund its anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of June 30, 2023, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$58,750	$17,002	$20,533	$14,275	$6,940
Principal payments on Vertex First Lien Credit Agreement¹	913,437	9,250	18,500	18,500	867,187
Principal payments on 2023 Credit Agreement¹	333,438	6,250	20,313	306,875	—
Interest on Vertex First Lien and 2023 Credit Agreements	595,323	114,165	227,697	217,521	35,940
Total	$1,900,948	$146,667	$287,043	$557,171	$910,067
¹ Includes unused funds fee and is based on the June 30, 2023 interest rate and outstanding balance.
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
The Company believes that the assumptions and estimates associated with revenue recognition, business combinations, goodwill and other intangible assets, and income taxes have the greatest potential impact on its financial statements. Therefore, the Company considers these to be its critical accounting policies and estimates. There have been no material changes in the critical accounting policies and estimates from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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

The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to: the Company's ability to submit proposals for and/or win all potential opportunities in the pipeline; the Company's ability to retain and renew existing contracts; the Company's ability to compete with other companies in the market; security breaches and other disruptions to information technology and operation; the mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining the Company's reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which the Company conducts business; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; the Company's success in extending, deepening, and enhancing its technical capabilities; success in expanding the Company's geographic footprint or broadening its customer base; the Company's ability to realize the full amounts reflected in the Company's backlog; impairment of goodwill; misconduct of employees, subcontractors, agents, prime contractors and business partners; the Company's ability to control costs; level of indebtedness; terms of credit agreements; inflation and interest rate risk; subcontractor performance; economic and capital markets conditions; the Company's ability to maintain safe work sites and equipment; the Company's ability to retain and recruit qualified personnel; the Company's ability to maintain good relationships with employees and contractors; teaming relationships with other contractors; changes in accounting estimates; the adequacy of the Company's insurance coverage; volatility in the Company's stock price; changes in tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Merger; risks and uncertainties relating to the Spin-off; changes in GAAP; and other factors described in Item 1A, “Risk Factors” and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and described from time to time in future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at June 30, 2023.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement and would result in a $8.2 million change in the related annual cash interest expenses.
Assuming the 2023 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.
As of June 30, 2023, the notional value of the Company's interest rate swap agreements totaled $348.4 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 7, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of the Company's business is conducted in U.S. dollars. However, the Company is required to transact in foreign currencies for some of its contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates. In the past, the Company entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Balance Sheets was not material and related hedging was discontinued. The Company's forward contracts expired in January 2022 and no such contracts are outstanding as of June 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting
As discussed in Note 3, Merger in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company completed the Merger with Vertex on July 5, 2022. As permitted by interpretive guidance for newly acquired businesses issued by the SEC Staff, management has excluded the internal control over financial reporting (ICFR) of Vertex and its consolidated subsidiaries from the evaluation of the Company's effectiveness of its disclosure controls and procedures as of June 30, 2023. Since the date of Merger, Vertex's financial results are included in the Company's Consolidated Financial Statements. As part of the post-closing integration activities, the Company is engaged in the process of assessing the internal controls. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to ICFR.
Other than the items discussed above, there were no changes in the Company's ICFR that occurred during the six months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, its ICFR.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in legal proceedings that are incidental to the operation of its business. Some of these proceedings seek remedies relating to employment matters, matters in connection with contracts and matters arising under laws relating to the protection of the environment.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including the Company's assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
Refer to Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Form of V2X, Inc. Second Amendment and Restatement of the V2X, Inc. 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Non-employee Director)*+
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

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
Date: August 8, 2023