Form 10-Q
period 2023-09-29
V2X, Inc.
filed 2023-11-06
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
or
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
As of October 31, 2023, there were 31,191,462 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$1,001,507	$958,156	$2,922,819	$1,912,693
Cost of revenue	930,828	861,073	2,685,910	1,733,654
Selling, general, and administrative expenses	49,640	92,596	151,021	154,295
Operating income	21,039	4,487	85,888	24,744
Loss on extinguishment of debt	—	—	(22,052)	—
Interest expense, net	(30,252)	(27,265)	(93,946)	(30,908)
Other expense, net	(2,024)	—	(2,335)	—
Loss from operations before income taxes	(11,237)	(22,778)	(32,445)	(6,164)
Income tax benefit	(4,837)	(5,739)	(10,364)	(2,453)
Net loss	$(6,400)	$(17,039)	$(22,081)	$(3,711)

Loss per share
Basic	$(0.21)	$(0.57)	$(0.71)	$(0.21)
Diluted	$(0.21)	$(0.57)	$(0.71)	$(0.21)
Weighted average common shares outstanding - basic	31,179	29,830	31,048	17,806
Weighted average common shares outstanding - diluted	31,179	29,830	31,048	17,806
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(6,400)	$(17,039)	$(22,081)	$(3,711)
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	4,170	—	9,481	666
Net change in fair value of foreign currency forward contracts	—	—	—	31
Tax (expense) benefit	(1,907)	—	(3,203)	272
Net change in derivative instruments	2,263	—	6,278	969
Foreign currency translation adjustments, net of tax	(2,176)	(2,136)	(96)	(6,390)
Other comprehensive income (loss), net of tax	87	(2,136)	6,182	(5,421)
Total comprehensive loss	$(6,313)	$(19,175)	$(15,899)	$(9,132)
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29,	December 31,
(In thousands, except per share data)	2023	2022
Assets
Current assets
Cash, cash equivalents and restricted cash	$78,259	$116,067
Receivables	715,381	728,582
Prepaid expenses	80,816	74,234
Other current assets	19,623	13,049
Total current assets	894,079	931,932
Property, plant, and equipment, net	82,903	78,715
Goodwill	1,656,965	1,653,822
Intangible assets, net	430,133	497,951
Right-of-use assets	43,072	52,825
Other non-current assets	19,343	17,858
Total non-current assets	2,232,416	2,301,171
Total Assets	$3,126,495	$3,233,103
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$437,563	$406,706
Compensation and other employee benefits	139,401	168,038
Short-term debt	15,500	11,850
Other accrued liabilities	237,890	196,538
Total current liabilities	830,354	783,132
Long-term debt, net	1,153,082	1,262,811
Deferred tax liabilities	9,090	15,813
Operating lease liabilities	35,113	41,083
Other non-current liabilities	109,765	133,185
Total non-current liabilities	1,307,050	1,452,892
Total liabilities	2,137,404	2,236,024
Commitments and contingencies (Note 8)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,186,590 and 30,470,475 shares issued and outstanding as of September 29, 2023 and December 31, 2022, respectively	312	305
Additional paid in capital	756,781	748,877
Retained earnings	231,343	253,424
Accumulated other comprehensive income (loss)	655	(5,527)
Total shareholders' equity	989,091	997,079
Total Liabilities and Shareholders' Equity	$3,126,495	$3,233,103
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2023	2022
Operating activities
Net loss	$(22,081)	$(3,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	16,532	8,663
Amortization of intangible assets	67,818	28,597
Loss on disposal of property, plant, and equipment	625	59
Stock-based compensation	26,809	18,800
Amortization of debt issuance costs	6,875	3,903
Loss on extinguishment of debt	22,052	—
Changes in assets and liabilities:
Receivables	9,647	(10,635)
Prepaid expenses	(5,067)	(4,142)
Other assets	13,196	215
Accounts payable	28,094	52,444
Deferred taxes	(9,887)	—
Compensation and other employee benefits	(28,620)	22,038
Other liabilities	9,182	(24,672)
Net cash provided by operating activities	135,175	91,559
Investing activities
Purchases of capital assets	(16,559)	(8,231)
Proceeds from the disposition of assets	16	20
Acquisition of business, net of cash acquired	—	194,431
Distribution from joint venture	834	—
Net cash (used in) provided by investing activities	(15,709)	186,220
Financing activities
Proceeds from issuance of long-term debt	250,000	—
Repayments of long-term debt	(428,763)	(58,363)
Proceeds from revolver	719,750	392,000
Repayments of revolver	(669,750)	(495,000)
Proceeds from exercise of stock options	7	370
Payment of debt issuance costs	(7,507)	(2,324)
Prepayment premium on early redemption of debt	(1,600)	—
Payments of employee withholding taxes on share-based compensation	(17,871)	(1,934)
Net cash used in financing activities	(155,734)	(165,251)
Exchange rate effect on cash	(1,540)	(3,668)
Net change in cash, cash equivalents and restricted cash	(37,808)	108,860
Cash and cash equivalents - beginning of period	116,067	38,513
Cash, cash equivalents and restricted cash - end of period	$78,259	$147,373

Supplemental disclosure of cash flow information:
Interest paid	$89,635	$27,035
Income taxes paid	$5,242	$10,344
Purchase of capital assets on account	$2,882	$438
Common stock issued for business acquisition	$—	$630,636
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net income	—	—	—	2,855	—	2,855
Foreign currency translation adjustments	—	—	—	—	(616)	(616)
Unrealized gain on cash flow hedge	—	—	—	—	374	374
Employee stock awards and stock options	67	1	—	—	—	1
Taxes withheld on stock compensation awards	—	—	(1,626)	—	—	(1,626)
Stock-based compensation	—	—	3,100	—	—	3,100
Balance at April 1, 2022	11,805	$118	$89,590	$270,609	$(6,142)	$354,175
Net income	—	—	—	10,472	—	10,472
Foreign currency translation adjustments	—	—	—	—	(3,637)	(3,637)
Unrealized gain on cash flow hedge	—	—	—	—	594	594
Employee stock awards and stock options	41	—	369	—	—	369
Taxes withheld on restricted stock unit compensation awards	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	1,575	—	—	1,575
Balance at July 1, 2022	11,846	$118	$91,464	$281,081	$(9,185)	$363,478
Net income	—	—	—	(17,039)	—	(17,039)
Foreign currency translation adjustments	—	—	—	—	(2,136)	(2,136)
Employee stock awards and stock options	22	—	—	—	—	—
Issuance of common stock in connection with a business combination	18,592	187	630,449	—	—	630,636
Taxes withheld on restricted stock unit compensation awards	—	—	(237)	—	—	(237)
Stock-based compensation	—	—	13,681	—	—	13,681
Balance at September 30, 2022	30,460	$305	$735,357	$264,042	$(11,321)	$988,383
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(17,480)	—	(17,480)
Foreign currency translation adjustments	—	—	—	—	1,806	1,806
Unrealized loss on cash flow hedge	—	—	—	—	(2,199)	(2,199)
Employee stock awards and stock options	535	5	—	—	—	5
Taxes withheld on stock compensation awards	—	—	(12,806)	—	—	(12,806)
Stock-based compensation	—	—	12,066	—	—	12,066
Balance at March 31, 2023	31,005	$310	$748,137	$235,944	$(5,920)	$978,471
Net income	—	—	—	1,799	—	1,799
Foreign currency translation adjustments	—	—	—	—	274	274
Unrealized gain on cash flow hedge	—	—	—	—	6,214	6,214
Employee stock awards and stock options	76	1	—	—	—	1
Taxes withheld on restricted stock unit compensation awards	—	—	(1,812)	—	—	(1,812)
Stock-based compensation	—	—	7,771	—	—	7,771
Balance at June 30, 2023	31,081	$311	$754,096	$237,743	$568	$992,718
Net loss	—	—	—	(6,400)	—	(6,400)
Foreign currency translation adjustments	—	—	—	—	(2,176)	(2,176)
Unrealized loss on cash flow hedge	—	—	—	—	2,263	2,263
Employee stock awards and stock options	106	1	—	—	—	1
Taxes withheld on stock compensation awards	—	—	(3,254)	—	—	(3,254)
Stock-based compensation	—	—	5,939	—	—	5,939
Balance at September 29, 2023	31,187	$312	$756,781	$231,343	$655	$989,091
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
The Company accounts for investments in HDSS, J&J, and ServCore under the equity method and has the ability to exercise significant influence but does not hold a controlling interest. The Company's proportionate 25%, 50%, and 40% shares, respectively, of income or losses from HDSS, J&J, and ServCore are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Loss. The Company's investment in these joint ventures is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of September 29, 2023 and December 31, 2022, the Company's joint venture investment balance was $4.4 million and $7.0 million, respectively. The Company's proportionate share of income (loss) from the HDSS, J&J, and ServCore joint ventures was a loss of $1.5 million and income of $2.3 million for the three and nine months ended September 29, 2023, respectively, and not material and $1.4 million for the three and nine months ended September 30, 2022, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 29, 2023 for the third quarter of 2023 and September 30, 2022 for the third quarter of 2022), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the results of operations, financial position, or changes in shareholders’ equity.

Restricted Cash
As of September 29, 2023, the Company had total cash, cash equivalents, and restricted cash of $78.3 million which included $2.0 million of restricted cash. The Company's restricted cash was not material as of December 31, 2022.
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
There have been no accounting standards issued or adopted during the first three quarters of 2023 that are expected to have a material impact on the Company's financial statements.
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
On the Closing Date, Vectrus completed its previously announced Merger with Vertex, forming V2X by acquiring all the outstanding shares of Vertex. On the Closing Date, Vertex and its consolidated subsidiaries became wholly-owned subsidiaries of the Company.
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
As part of the Merger, V2X acquired certain contracts, including a Transition Services Agreement (TSA) with Crestview Aerospace LLC (Crestview), which was previously divested to American Industrial Partners Capital Fund VI, L.P. (AIP). For the three and nine months ended September 29, 2023, the Company recorded $0.7 million and $2.1 million of income related to the TSA with Crestview, respectively, which was recorded as a reduction in cost of revenue. AIP indirectly held approximately 59.3% of V2X common stock through Vertex Aerospace Holdco LLC as of September 29, 2023.
The following unaudited information shows the combined actual results of operations for the three and nine months ended September 29, 2023 and pro forma results for the three and nine months ended September 30, 2022 as if the Merger had occurred on January 1, 2021. The unaudited pro forma information reflects the effects of applying the Company's accounting policies and certain pro forma adjustments to the combined historical financial information of Vertex. The pro forma adjustments include: a) incremental amortization expense associated with identified intangible assets; b) incremental interest expense resulting from fair value adjustments applied to the Vertex debt that was assumed; and c) a reduction of revenues and operating expenses associated with fair value adjustments made to acquire assets and assumed liabilities, such as contract assets and contract liabilities.
This unaudited pro forma information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
(Unaudited, in thousands)	Actual	Pro forma	Actual	Pro forma
Revenue	$1,001,507	$961,281	$2,922,819	$2,691,399
Net (loss) income	$(6,400)	$9,576	$(22,081)	$5,583

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
The Company's performance obligations are satisfied over time as services are provided throughout the contract term. Revenue is recognized over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Over-time recognition is reinforced by the fact that the Company's customers simultaneously receive and consume the benefits of its services as they are performed. For most U.S. government contracts, this continuous transfer of control to the customer is supported by contract terms that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that progress towards completion of performance obligations is tracked to measure and recognize revenue.
The Company's contracts are multi-year contracts and typically include an initial period of one year or less with annual one year (or less) option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when the Company is the prime contractor or of the prime contractor when the Company is a subcontractor. The Company expects to recognize a substantial portion of its performance obligations as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience or for cause. Substantially all the Company's contracts have terms that would permit recovery of all or a portion of the Company's incurred costs and fees for work performed in the event of a termination for convenience.
Performance obligations are presented in the following table:

	September 29,	December 31,
(In millions)	2023	2022
Performance Obligations	$3,463	$2,997
As of September 29, 2023, the Company expects to recognize approximately 10% and 90% of these performance obligations as revenue in 2023 and 2024, respectively.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative catch-up adjustments for the three and nine months ended September 29, 2023 increased operating income by $5.0 million and $27.2 million, respectively. For the three and nine months ended September 30, 2022, the adjustments decreased operating income by $1.5 million and increased operating income by $5.9 million, respectively.
For the three and nine months ended September 29, 2023, the cumulative catch-up adjustments to operating income increased revenue by $10.3 million and $33.8 million, respectively. For the three and nine months ended September 30, 2022, the cumulative catch-up adjustments to operating income decreased revenue by $1.7 million and increased revenue by $6.1 million, respectively.
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
The following tables present various revenue disaggregations.
Revenue by contract type is as follows:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(In thousands)	2023	2022	Change	2023	2022	Change
Cost-plus and cost-reimbursable	$570,402	$505,743	12.8%	$1,589,619	$1,172,397	35.6%
Firm-fixed-price	402,219	416,618	(3.5)%	1,237,110	672,970	83.8%
Time-and-materials	28,886	35,795	(19.3)%	96,090	67,326	42.7%
Total revenue	$1,001,507	$958,156		$2,922,819	$1,912,693
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(In thousands)	2023	2022	Change	2023	2022	Change
United States	$571,405	$582,817	(2.0)%	$1,698,689	$908,271	87.0%
Middle East	305,918	261,997	16.8%	866,122	747,310	15.9%
Asia	63,259	50,673	24.8%	193,109	113,265	70.5%
Europe	60,925	62,669	(2.8)%	164,899	143,847	14.6%
Total revenue	$1,001,507	$958,156		$2,922,819	$1,912,693
Revenue by contract relationship is as follows:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(In thousands)	2023	2022	Change	2023	2022	Change
Prime contractor	$945,669	$886,415	6.7%	$2,740,908	$1,781,961	53.8%
Subcontractor	55,838	71,741	(22.2)%	181,911	130,732	39.1%
Total revenue	$1,001,507	$958,156		$2,922,819	$1,912,693

Revenue by customer is as follows:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
(In thousands)	2023	2022	Change	2023	2022	Change
Army	$412,841	$352,923	17.0%	$1,196,843	$959,792	24.7%
Navy	311,088	270,071	15.2%	896,976	410,173	118.7%
Air Force	134,728	165,085	(18.4)%	418,710	295,015	41.9%
Other	142,850	170,077	(16.0)%	410,290	247,713	65.6%
Total revenue	$1,001,507	$958,156		$2,922,819	$1,912,693
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
As of September 29, 2023 and December 31, 2022, the Company had contract assets of $570.9 million and $487.8 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, Receivables for additional information regarding the composition of the Company's receivable balances. As of September 29, 2023 and December 31, 2022, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $62.0 million and $76.4 million, respectively.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	September 29,	December 31,
(In thousands)	2023	2022
Billed receivables	$137,008	$227,718
Unbilled receivables (contract assets)	570,915	487,758
Other	7,458	13,106
Total receivables	$715,381	$728,582
As of September 29, 2023 and December 31, 2022, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the September 29, 2023 contract assets during 2023. Changes in the balance of unbilled receivables are primarily due to the timing differences between performance and customers' payments.
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
The remaining loans under the First Lien Term Facility (consisting solely of the Initial Term Loan Tranche) amortize in an amount equal to approximately $2.3 million per quarter for the fiscal quarters ending September 29, 2023, through September 30, 2028, with the balance of $864.9 million due on December 6, 2028.
The Vertex Borrower’s obligations under the First Lien Term Facility, which were assumed in the Merger, are guaranteed by Vertex Holdings and Vertex Borrower’s wholly-owned domestic subsidiaries (including the Company Guarantor Subsidiaries, collectively, the Guarantors), subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the First Lien Term Facility and the Guarantors’ obligations under the related guarantees are secured by a first-lien on substantially all the Vertex Borrower’s and the Guarantors’ assets which exists on a pari passu basis with the lien held by the 2023 Credit Agreement lenders.

The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Eurodollar rate plus 1.00%, plus a margin of 2.50% to 2.75% per annum, or a Eurodollar rate, determined by reference to SOFR, plus a margin of 3.50% to 3.75% per annum, in each case, depending on the consolidated first lien net leverage ratio of the Vertex Borrower and its subsidiaries. As of September 29, 2023, the effective interest rate for the First Lien Initial Term Tranche was 9.69%.
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
As of September 29, 2023, the carrying value of the First Lien Credit Agreement was $911.1 million, excluding deferred discount and unamortized deferred financing costs of $37.2 million. The estimated fair value of the First Lien Credit Agreement as of September 29, 2023 was $910.0 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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

The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Eurodollar rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or a Eurodollar rate, determined by reference to SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of September 29, 2023, the effective interest rates for the 2023 Revolver and Term Loan portion of the 2023 Credit Agreement were 8.18% and 8.37%, respectively.
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
As of September 29, 2023, there were $50.0 million of outstanding borrowings and $15.9 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $434.1 million as of September 29, 2023. Unamortized deferred financing costs related to the 2023 Revolver of $4.4 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 29, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of September 29, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $246.9 million, excluding unamortized deferred financing costs of $2.2 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of September 29, 2023 was $246.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of September 29, 2023 are as follows:

(In thousands)	Payments due
2023 (remainder of the year)	$3,875
2024	15,500
2025	20,188
2026	21,750
2027	21,750
After 2027	1,124,937
Total	$1,208,000
As of September 29, 2023, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.

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
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into $350.0 million of interest rate swap contracts during the first six months of 2023. These contracts had a notional value of $346.9 million as of September 29, 2023. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets as of September 29, 2023:

(In thousands)	Fair Value (level 2)
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Other current assets	$5,240
Interest rate swap designated as cash flow hedge	Other non-current assets	$4,241
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive income	$9,481
There were no interest rate swaps designated as cash flow hedges for the period ended December 31, 2022.
The Company regularly assesses the creditworthiness of the counterparty. As of September 29, 2023, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $1.4 million and $2.6 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Loss during the three and nine months ended September 29, 2023, respectively. Net interest rate derivative losses of $0.4 million were recognized in the Condensed Consolidated Statements of Loss during the first nine months of 2022. The Company expects $5.6 million of existing interest rate swap gains reported in accumulated other comprehensive income as of September 29, 2023 to be recognized in earnings within the next 12 months.
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
The Company estimated and accrued $19.4 million and $27.6 million as of September 29, 2023 and December 31, 2022, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, including the lawsuit discussed below, will have a material adverse effect on its cash flows, results of operations or financial condition.

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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Loss were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2023	2022	2023	2022
Compensation costs for equity-based awards	$5,939	$13,681	$25,775	$18,357
Compensation costs for liability-based awards	424	393	1,033	443
Total compensation costs, pre-tax	$6,363	$14,074	$26,808	$18,800
Future tax benefit	$1,688	$3,029	$7,112	$4,046
Compensation costs for equity-based awards for the nine months ended September 29, 2023, included $13.3 million related to RSUs issued in connection with the Merger.
As of September 29, 2023, total unrecognized compensation costs related to equity-based awards and liability-based awards were $22.1 million and $1.0 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.57 years and 1.17 years, respectively. Total unrecognized compensation costs included $7.8 million of expense related to RSUs granted in connection with the Merger.

The following table provides a summary of the activities for NQOs, RSUs and PSUs for the nine months ended September 29, 2023:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	42	$22.86	1,628	$35.47	—	$—
Granted	—	$—	301	$39.70	265	$35.66
Exercised	(1)	$20.62	—	$—	—	$—
Vested	—	$—	(1,128)	$43.02	—	$—
Forfeited or expired	—	$—	(9)	$42.35	(12)	$28.98
Outstanding at September 29, 2023	41	$22.90	792	$37.56	253	$40.03
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
As of September 29, 2023, there was $16.8 million of unrecognized RSU related compensation expense.
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
As of September 29, 2023, there was $1.0 million of unrecognized TSR related compensation expense.
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
As of September 29, 2023, there was $5.3 million of unrecognized PSU related compensation expense.

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
For the three months ended September 29, 2023 and September 30, 2022, the Company recorded income tax benefits of $4.8 million and $5.7 million, respectively, representing effective income tax rates of 43.0% and 25.2%, respectively. For the nine months ended September 29, 2023 and September 30, 2022, the Company recorded income tax benefits of $10.4 million and $2.5 million, respectively, representing effective income tax rates of 31.9% and 39.8%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income and income tax credits.
Uncertain Tax Positions
As of September 29, 2023 and December 31, 2022, unrecognized tax benefits from uncertain tax positions were $8.4 million and $8.6 million, respectively. The decrease in uncertain tax positions was principally the result of the release of a position for lapse of statute of limitation.
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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net loss	$(6,400)	$(17,039)	$(22,081)	$(3,711)

Weighted average common shares outstanding	31,179	29,830	31,048	17,806
Add: Dilutive impact of stock options	—	—	—	—
Add: Dilutive impact of restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	31,179	29,830	31,048	17,806

Loss per share
Basic	$(0.21)	$(0.57)	$(0.71)	$(0.21)
Diluted	$(0.21)	$(0.57)	$(0.71)	$(0.21)
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2023	2022	2023	2022
Anti-dilutive stock options	—	—	—	—
Anti-dilutive restricted stock units	—	14	1	17
Total	—	14	1	17

NOTE 12
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors two non-qualified deferred compensation plans. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of the plan investments and obligations are recorded in selling, general, and administrative expenses. The plans assets and liabilities were $2.7 million and $1.5 million as of September 29, 2023 and December 31, 2022, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $2.9 million and $11.1 million for the three and nine months ended September 29, 2023, respectively, and $2.3 million and $2.8 million for the three and nine months ended September 30, 2022, respectively.
NOTE 13
SALE OF RECEIVABLES
On June 27, 2023, the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (MUFG) for the sale of certain designated eligible receivables up to a maximum amount of $150.0 million with the U.S. government. The maximum amount was increased to $200.0 million effective September 28, 2023. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk.
The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC Topic 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.

As of and for the
Nine Months Ended
September 29,
(In thousands)	2023
Beginning balance:	$—
Sale of receivables	705,205
Cash collections	(617,340)
Outstanding balance sold to MUFG (1)	87,865
Cash collected, not remitted to MUFG (2)	(66,999)
Remaining sold receivables	$20,866

(1) For the nine months ended September 29, 2023, the Company recorded a net cash inflow from sale of receivables of $87.9 million from operating activities.
(2) Includes the cash collected on behalf of, but not yet remitted to, MUFG as of September 29, 2023. This balance is included in other accrued liabilities as of the balance sheet date.
During the three and nine months ended September 29, 2023, the Company incurred purchase discount fees, net of servicing fees, of $2.0 million and $2.1 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Loss and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of September 29, 2023. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

NOTE 14
SUBSEQUENT EVENTS
DEBT
First Lien Credit Agreement
On October 3, 2023, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, and Vertex Aerospace Services Corp., a Delaware corporation and an indirect, wholly owned subsidiary of V2X, Inc., entered into Amendment No. 3 to the First Lien Initial Term Tranche, dated as of October 3, 2023 (the “Amendment”), with Royal Bank of Canada.
The Amendment provides for a new tranche of term loans under the First Lien Initial Term Tranche in an aggregate original principal amount of $911.1 million (the “New Term Loans”), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche and these loans mature on December 6, 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. This Quarterly Report provides additional information regarding the Company, its services, industry outlook and forward-looking statements that involve risks and uncertainties, including those related to economic conditions such as inflation and interest rates, and the impact on the Company, its operations or future financial or operational results. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the Company's industry, business and future financial results. Actual results could differ materially from the results contemplated by these forward-looking statements. Refer to "Forward-Looking Information" for further information regarding forward-looking statements. Amounts presented in and throughout this Item 2 are rounded and, as such, any rounding differences could occur in period over period changes and percentages reported.
Overview
V2X is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and provides a comprehensive suite of integrated solutions across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
The Company's primary customer is the U.S. Department of Defense (DoD). For the nine months ended September 29, 2023 and September 30, 2022, the Company had total revenue of $2,922.8 million and $1,912.7 million, respectively, substantially all of which was derived from U.S. government customers. For the nine months ended September 29, 2023 and September 30, 2022, the Company generated approximately 41% and 50%, respectively, of its total revenue from the U.S. Army.
Executive Summary
Revenue increased $43.4 million, or 4.5%, for the three months ended September 29, 2023 as compared to the three months ended September 30, 2022. Revenue increased due to organic growth for legacy programs. Revenue increased by $43.9 million from programs in the Middle East and $12.6 million from programs in Asia, partially offset by decreases of $11.4 million and $1.7 million in revenue from programs in the U.S. and Europe, respectively.
Operating income for the three months ended September 29, 2023, was $21.0 million, an increase of $16.6 million, or 368.9%, compared to the three months ended September 30, 2022. The increase was due to the improved performance of legacy programs.
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
Further details related to consolidated financial results for the three and nine months ended September 29, 2023, compared to the three and nine months ended September 30, 2022, are contained in the "Discussion of Financial Results" section.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Nine Months Ended
	September 29,	September 30,
Contract Name	2023	2022
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	12.3%	17.5%
Logistics Civil Augmentation Program (LOGCAP) V - Iraq Task Order	7.7%	11.0%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2024, with two additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $360.5 million and $334.0 million of revenue for the nine months ended September 29, 2023 and September 30, 2022, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2024, with two additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $224.0 million and $209.6 million of revenue for the nine months ended September 29, 2023 and September 30, 2022, respectively.
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
The Company expects to recognize a substantial portion of its funded backlog as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience. Substantially all the Company's contracts have terms that would permit recovery of all or a portion of incurred costs and fees for work performed in the event of a termination for convenience.
The following is a summary of funded and unfunded backlog:

	September 29,	December 31,
(In millions)	2023	2022
Funded backlog	$3,151	$2,567
Unfunded backlog	10,113	9,695
Total backlog	$13,264	$12,262
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. The Company received funded orders of $3.5 billion during the nine months ended September 29, 2023, which was an increase of $1.5 billion compared to the nine months ended September 30, 2022.

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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. The Fiscal 2024 budget request was submitted to the U.S. Congress on March 9, 2023, and requested $886 billion for National Defense, with $842 billion of the total allocated to the Department of Defense.
In January 2023, the statutory debt ceiling limit of $31.4 trillion was reached and on June 3, 2023, the President signed “The Fiscal Responsibility Act” (FRA) into law, which suspends the debt ceiling until January 1, 2025. The FRA places caps on defense and non-defense discretionary spending in FY 2024 and FY 2025. The FRA cap on discretionary spending for National Defense in FY 2024 and FY 2025 is $886 billion and $895 billion, respectively. Additionally, the FRA mandates cuts to discretionary spending by one percent below the current-year level if a continuing resolution (CR) is in place on January 1, 2024 or 2025.
On September 30, 2023, the President signed a CR which funds the U.S government at FY 2023 levels through November 17, 2023, or until FY 2024 appropriations bills are passed. Under a CR, funding is generally consistent with FY 2023 appropriated levels, however, new program and contract starts are not authorized. If FY 2024 appropriations or an additional CR is not passed before November 17, 2023, the U.S. government is expected to enter a shutdown and cease certain non-essential operations. Depending on the length and nature of a potential shutdown, companies that are reliant on U.S. government funding, could be significantly impacted.
While it is difficult to predict the specific course of future defense budgets, V2X believes the core functions the Company performs are mission-essential and spending to maintain readiness, improve performance, increase service life, lower cost, and modernize digital and physical environments will continue to be a U.S. government priority. The Company's focus is on providing integrated solutions across the mission lifecycle that encompass (i) high consequence training; (ii) readiness/logistics/deployment; (iii) mission and infrastructure support, including rapid response contingency efforts; (iv) battlefield connectivity and communications; (v) maintenance, modification, repair, and overhaul of assets and aircraft; (vi) and upgrades and modernization across digital and physical environments. The Company develops and inserts operational technologies across its solutions to improve efficiency and the outcomes of its clients' missions. The Company believes this aligns with its clients' intent to utilize and harden existing equipment, infrastructure, and assets rather than executing new purchases. While customers may reduce the level of services required from us, the Company does not currently anticipate the complete elimination of these services, and the Company continues to focus on contract expansion and capturing new business opportunities.
However, business conditions have become more challenging and uncertain due to macroeconomic conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities, including most recently in Israel and the Gaza Strip, could create additional demand for our products and services, however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Further, given the current level of inflation and geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts and its financial results, and actively evaluating opportunities for cost reductions and deleveraging. For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, our contract mix has changed with cost-plus and cost-reimbursable contracts increasing as a percentage of the total mix. The Company’s earnings and profitability may vary materially depending on the total mix of contracts. To date, the Company has not experienced broad-based increases from inflation or geopolitical hostilities in the costs of its fixed-price and time and materials contracts that are material to the business. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, changes to the U.S. corporate income tax system. While the Company does not currently anticipate any impact on its business, evaluation of the Inflation Reduction Act of 2022 and its requirements continues, as well as any potential impact on its business in the future.

The information provided above does not represent a complete list of trends and uncertainties that could impact the Company's business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and updated, as necessary, on subsequent quarterly reports on Form 10-Q, and the matters identified under the caption “Forward-Looking Statement Information" herein.
DISCUSSION OF FINANCIAL RESULTS
Three months ended September 29, 2023, compared to three months ended September 30, 2022
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	September 29,	September 30,
(In thousands, except for percentages)	2023	2022	$	%
Revenue	$1,001,507	$958,156	$43,351	4.5%
Cost of revenue	930,828	861,073	69,755	8.1%
% of revenue	92.9%	89.9%
Selling, general, and administrative expenses	49,640	92,596	(42,956)	(46.4)%
% of revenue	5.0%	9.7%
Operating income	21,039	4,487	16,552	368.9%
Operating margin	2.1%	0.5%
Interest expense, net	(30,252)	(27,265)	(2,987)	11.0%
Other expense, net	(2,024)	—	(2,024)	*
Loss from operations before income taxes	(11,237)	(22,778)	11,541	(50.7)%
% of revenue	(1.1)%	(2.4)%
Income tax benefit	(4,837)	(5,739)	902	(15.7)%
Effective income tax rate	43.0%	25.2%
Net loss	$(6,400)	$(17,039)	$10,639	(62.4)%
*Percentage change is not meaningful.
Revenue
Revenue increased $43.4 million, or 4.5%, for the three months ended September 29, 2023 as compared to the three months ended September 30, 2022. Revenue increased due to organic growth for legacy programs. Revenue increased by $43.9 million from programs in the Middle East and $12.6 million from programs in Asia, partially offset by decreases of $11.4 million and $1.7 million in revenue from programs in the U.S. and Europe, respectively.
Cost of Revenue
Cost of revenue increased $69.8 million, or 8.1%, for the three months ended September 29, 2023 as compared to the three months ended September 30, 2022, primarily driven by increases in revenue. Cost of revenue as a percent of revenue increased to 92.9% for the three months ended September 29, 2023 as compared to 89.9% for the three months ended September 30, 2022, due to changes in contract mix and recognition of non-recurring deliverables.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses decreased $43.0 million, or 46.4%, for the three months ended September 29, 2023 as compared to the three months ended September 30, 2022, primarily due to M&A and integration costs of $44.9 million incurred in connection with the Merger during the third quarter of 2022.
Operating Income
Operating income increased $16.6 million, or 368.9%, for the three months ended September 29, 2023 as compared to the three months ended September 30, 2022. Operating income as a percentage of revenue was 2.1% for the three months ended September 29, 2023, compared to 0.5% for the three months ended September 30, 2022. The increase was due to lower SG&A spending.

Aggregate cumulative catch-up adjustments increased operating income by $5.0 million and decreased operating income by $1.5 million for the three months ended September 29, 2023 and September 30, 2022, respectively. The aggregate cumulative catch-up adjustments for the three months ended September 29, 2023 and September 30, 2022 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income was also impacted by the mix of labor and cost differential between internal resources and subcontractors as well as the volume of other direct cost purchases.
Nine months ended September 29, 2023, compared to nine months ended September 30, 2022
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
	September 29,	September 30,
(In thousands, except for percentages)	2023	2022	$	%
Revenue	$2,922,819	$1,912,693	$1,010,126	52.8%
Cost of revenue	2,685,910	1,733,654	952,256	54.9%
% of revenue	91.9%	90.6%
Selling, general, and administrative expenses	151,021	154,295	(3,274)	(2.1)%
% of revenue	5.2%	8.1%
Operating income	85,888	24,744	61,144	247.1%
Operating margin	2.9%	1.3%
Loss on extinguishment of debt	(22,052)	—	(22,052)	*
Interest expense, net	(93,946)	(30,908)	(63,038)	204.0%
Other expense, net	(2,335)	—	(2,335)	*
Loss from operations before income taxes	(32,445)	(6,164)	(26,281)	426.4%
% of revenue	(1.1)%	(0.3)%
Income tax benefit	(10,364)	(2,453)	(7,911)	322.5%
Effective income tax rate	31.9%	39.8%
Net loss	$(22,081)	$(3,711)	$(18,370)	495.0%
*Percentage change is not meaningful.
Revenue
Revenue increased $1,010.1 million, or 52.8%, for the nine months ended September 29, 2023 as compared to the nine months ended September 30, 2022. Revenue increased $855.1 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from programs located in the U.S., Middle East, Asia and Europe increased by $790.4 million, $118.8 million, $79.8 million and $21.1 million, respectively.
Cost of Revenue
Cost of revenue increased $952.3 million, or 54.9%, for the nine months ended September 29, 2023 as compared to the nine months ended September 30, 2022, primarily due to the increased revenue from the Merger and increased amortization of intangible assets.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses decreased $3.3 million, or 2.1%, for the nine months ended September 29, 2023 as compared to the nine months ended September 30, 2022 primarily due to a decrease in M&A, integration and related expenses.
Operating Income
Operating income increased $61.1 million, or 247.1%, for the nine months ended September 29, 2023 as compared to the nine months ended September 30, 2022. Operating income as a percentage of revenue was 2.9% for the nine months ended September 29, 2023, compared to 1.3% for the nine months ended September 30, 2022. The increase was due to the Merger and improved performance of legacy programs.
Aggregate cumulative catch-up adjustments increased operating income by $27.2 million and $5.9 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. The aggregate cumulative catch-up adjustments for the nine months ended September 29, 2023 and September 30, 2022 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income was also impacted by the mix of labor and cost differential between internal resources and subcontractors as well as the volume of other direct cost purchases.

Loss on Extinguishment of Debt
The Company recorded a $22.1 million loss on extinguishment of debt for the nine months ended September 29, 2023. For a discussion of the loss on extinguishment see Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements.
Interest (Expense) Income, Net
Interest (expense) income, net for the three and nine months ended September 29, 2023 and September 30, 2022 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 29,	September 30,			September 29,	September 30,
(In thousands, except for percentages)	2023	2022	$	%	2023	2022	$	%
Interest income	$334	$16	$318	1,988%	$683	$66	$617	935%
Interest expense	(30,586)	(27,281)	(3,305)	12%	(94,629)	(30,974)	(63,655)	206%
Interest expense, net	$(30,252)	$(27,265)	$(2,987)	11%	$(93,946)	$(30,908)	$(63,038)	204%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under the Company's senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net increased $63.0 million for the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022 due to increased debt assumed with the Merger.
Other Expense, Net
During the three and nine months ended September 29, 2023, the Company incurred purchase discount fees and other expenses of $2.0 million and $2.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility.
Income Tax (Benefit) Provision
The Company recorded income tax benefits of $4.8 million and $5.7 million for the three months ended September 29, 2023 and September 30, 2022, respectively, representing effective income tax rates of 43.0% and 25.2%, respectively. For the nine months ended September 29, 2023 and September 30, 2022, the Company recorded income tax benefits of $10.4 million and $2.5 million, representing effective income tax rates of 31.9% and 39.8%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income, and income tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material decrease in our liquidity. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix of such resources.
Our major source of funding for 2023 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. The Company expects to fund its ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, its credit facilities, and access to capital markets. When necessary, the 2023 Revolver and MARPA Facility are available to satisfy short-term working capital requirements.
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
As of September 29, 2023, there were $50.0 million of outstanding borrowings and $15.9 million of outstanding letters of credit under the 2023 Revolver. Unamortized deferred financing costs related to the 2023 Revolver of $4.4 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 29, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of September 29, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $246.9 million, excluding unamortized deferred financing costs of $2.2 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of September 29, 2023 was $246.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
The cash presented on the Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $42.8 million of the Company's $78.3 million in cash, cash equivalents and restricted cash as of September 29, 2023 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. The Company does not currently expect to repatriate undistributed earnings of foreign subsidiaries. The Company expects its U.S. domestic cash resources will be sufficient to fund its U.S. operating activities and cash commitments for financing activities.
Debt Refinancing
On October 3, 2023, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, and Vertex Aerospace Services Corp., a Delaware corporation and an indirect, wholly owned subsidiary of V2X, Inc., entered into Amendment No. 3 to the First Lien Initial Term Tranche, dated as of October 3, 2023 (the “Amendment”), with Royal Bank of Canada.
The Amendment provides for a new tranche of term loans under the First Lien Initial Term Tranche in an aggregate original principal amount of $911.1 million (the “New Term Loans”), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche and these loans mature on December 6, 2028.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. DSO was 62 and 68 days as of September 29, 2023 and December 31, 2022, respectively.
The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

	Nine Months Ended
	September 29,	September 30,
(in thousands)	2023	2022
Operating activities	$135,175	$91,559
Investing activities	(15,709)	186,220
Financing activities	(155,734)	(165,251)
Foreign exchange[1]	(1,540)	(3,668)
Net change in cash, cash equivalents and restricted cash	$(37,808)	$108,860
[1] Impact on cash balances due to changes in foreign exchange rates.

Net cash provided by operating activities for the nine months ended September 29, 2023, primarily consisted of cash inflows from non-cash net income items of $140.7 million and net cash inflows in working capital accounts of $44.6 million, partially offset by a liability of $20.9 million for MARPA sales and a net loss of $22.1 million.
Net cash provided by operating activities for the nine months ended September 30, 2022 consisted of cash inflows from non-cash net income items of $60.0 million, a decrease in net working capital requirements of $55.4 million, partially offset by cash outflows for other long-term assets and liabilities of $11.9 million and a net loss of $3.7 million. The net working capital inflows were largely from increases in accounts payable and compensation and other employee benefits offset by increases in accounts receivable and decreases in prepaid expenses other accrued liabilities, which included an $8.1 million payment of deferred CARES Act payroll taxes.
Net cash used in investing activities for the nine months ended September 29, 2023 consisted of $16.6 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash provided by investing activities for the nine months ended September 30, 2022 consisted of $194.4 million of net cash acquired in the Merger. This was partially offset by $8.2 million of capital expenditures for the purchase of software and hardware, and vehicles and equipment related to ongoing operations.
Net cash used in financing activities during the nine months ended September 29, 2023 consisted of repayments of long-term debt of $428.8 million, revolver repayments of $669.8 million, payments for employee withholding taxes on share-based compensation of $17.9 million, and payments for debt issuance costs of $7.5 million, partially offset by proceeds from long term debt and the revolver of $250.0 million and $719.8 million, respectively.
Net cash used in financing activities during the nine months ended September 30, 2022 consisted of repayments of long-term debt of $58.4 million, payments of $1.9 million for employee withholding taxes on share-based compensation and payments of $2.3 million for debt issuance costs. During the nine months ended September 30, 2022, the Company borrowed and repaid $392.0 million and $495.0 million, respectively, on the Amended Revolver. These cash outflows were partially offset by $0.4 million received from the exercise of stock options.
Capital Resources
As of September 29, 2023, the Company held cash, cash equivalents and restricted cash of $78.3 million, which included $42.8 million held by foreign subsidiaries, and had $434.1 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. The Company believes that its cash, cash equivalents and restricted cash as of September 29, 2023, as supplemented by cash flows from operations, the 2023 Revolver, and the MARPA Facility will be sufficient to fund its anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of September 29, 2023, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$57,077	$16,295	$20,123	$17,645	$3,014
Principal payments on Vertex First Lien Credit Agreement¹	911,125	9,250	18,500	18,500	864,875
Principal payments on 2023 Credit Agreement¹	296,875	6,250	21,875	268,750	—
Interest on Vertex First Lien and 2023 Credit Agreements	528,144	109,195	212,661	192,126	14,162
Total	$1,793,221	$140,990	$273,159	$497,021	$882,051
¹ Includes unused funds fee and is based on the September 29, 2023 interest rate and outstanding balance.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Management believes that the accounting estimates employed, and the resulting balances, are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.

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
The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to: the Company's ability to submit proposals for and/or win all potential opportunities in the pipeline; the Company's ability to retain and renew existing contracts; the Company's ability to compete with other companies in the market; security breaches and other disruptions to information technology and operation; the mix of cost-plus, cost-reimbursable, and firm-fixed-price contracts; maintaining the Company's reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which the Company conducts business; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; intellectual property matters; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; the Company's success in extending, deepening, and enhancing its technical capabilities; success in expanding the Company's geographic footprint or broadening its customer base; the Company's ability to realize the full amounts reflected in the Company's backlog; impairment of goodwill; misconduct of employees, subcontractors, agents, prime contractors and business partners; the Company's ability to control costs; level of indebtedness; terms of credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent international events; subcontractor performance; economic and capital markets conditions; the Company's ability to maintain safe work sites and equipment; the Company's ability to retain and recruit qualified personnel; the Company's ability to maintain good relationships with employees and contractors; teaming relationships with other contractors; changes in accounting estimates; the adequacy of the Company's insurance coverage; volatility in the Company's stock price; changes in tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the Merger; changes in GAAP; and other factors described in Item 1A, “Risk Factors” and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and described from time to time in future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at September 29, 2023.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement would result in a $8.2 million change in the related annual cash interest expenses.
Assuming the 2023 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.

As of September 29, 2023, the notional value of the Company's interest rate swap agreements totaled $346.9 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 7, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of the Company's business is conducted in U.S. dollars. However, the Company is required to transact in foreign currencies for some of its contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates. In the past, the Company entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on the Condensed Consolidated Statements of Loss and Condensed Consolidated Balance Sheets was not material and related hedging was discontinued. The Company's forward contracts expired in January 2022 and no such contracts are outstanding as of September 29, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
As discussed in Note 3, Merger in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company completed the Merger with Vertex on July 5, 2022. Since the date of Merger, Vertex's financial results are included in the Company's Consolidated Financial Statements. As part of the post-closing integration activities, the Company is engaged in assessing the internal controls. The Company has been integrating policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting (ICFR).
Other than the items discussed above, there were no changes in the Company's ICFR that occurred during the nine months ended September 29, 2023, that materially affected, or are reasonably likely to materially affect, its ICFR.
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
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	Offer Letter, dated September 28, 2023, between Shawn Mural and the Company (incorporated by reference to Exhibit 10.1 to V2X Inc.’s Current Report on Form 8-K filed on October 2, 2023). *
10.2
Amendment No. 3 to First Lien Credit Agreement, dated as of October 3, 2023, by and among Vertex Aerospace Services Corp., a Delaware Corporation, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, the other Loan Parties hereto, the Additional Lender and Royal Bank of Canada as Administrative Agent (incorporated by reference to Exhibit 10.1 to V2X Inc.’s Current Report on Form 8-K filed on October 4, 2023).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Loss, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). #

* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed or furnished (as applicable) as an exhibit herewith.
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
Date: November 6, 2023