Form 10-K
period 2023-12-31
V2X, Inc.
filed 2024-03-05
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $584,963,767.
As of February 26, 2024, there were 31,325,760 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of V2X, Inc.’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

V2X, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
V2X, Inc. (V2X or the Company), an Indiana Corporation, formerly known as Vectrus, Inc. (Vectrus), is a leading provider of critical mission solutions primarily to defense clients in 322 locations and 51 countries and territories worldwide. Our global footprint and ability to deliver full lifecycle converged solutions across the world enables us to support the success of our clients' missions rapidly and with precision. As of December 31, 2023, we had approximately 16,000 employees and 6,200 subcontract personnel. V2X offers clients around the world a broad suite of technology and services capabilities to support readiness and modernization initiatives. The Company delivers a comprehensive set of integrated solutions and critical service offerings across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
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
On July 5, 2022 (the Closing Date), Vectrus completed its merger (Merger) with Vertex Aerospace Services Holding Corp., a Delaware corporation (Vertex), thereby forming V2X. For a description of the Merger, see Note 3, Merger. The Merger created a larger and more diversified company with the ability to compete for more integrated business opportunities and generate revenue across geographies, clients, and contract-types. We continue to operate under one reportable business segment post-Merger.
Unless the context otherwise requires or unless stated otherwise, references to "V2X", "we," "us," "our," “combined company”, "the Company" and "our Company" refer to V2X and all of its consolidated subsidiaries.
Our Business Strategies
Our goal is to be a leader in the operational segment of the broader Federal services market. The execution of our strategic framework, which consists of the following business strategies: Expand the Base, Capture New Markets, Deliver with Excellence, and Enhance Culture supports achievement of this goal.
Key components of these strategies include:
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
•Enhance Culture. Our culture is foundational in our ability to connect people, technology, and capabilities globally across the mission lifecycle. Our ethical culture and people are the foundation for providing long-term value to our stakeholders. We strive to support our people to ensure they can bring their best selves to work. We will continue to build and leverage an inclusive business environment by developing leadership competency, increasing employee engagement, and building organizational capacity. For details on how we are striving to enhance our culture, see our Human Capital Management disclosure.

Our Service Offerings
We offer our customers around the world a broad suite of technology and services capabilities to support national security readiness and modernization initiatives. We deliver a comprehensive set of integrated solutions and critical service offerings across the aerospace, technology, operations and logistics, and training markets to national security, defense, civilian and international customers.
Aerospace Solutions: We provide the engineering, facilities, and skilled employees required to sustain systems and platforms. We differentiate ourselves through vertically integrated organic engineering, supply chain management, manufacturing, rapid prototyping and dedicated facilities including FAA Part 145 Repair Stations, and over 900,000 square feet of engineering, lab, manufacturing and repair and overhaul space. Comprehensive in-house testing capabilities including cyber, E3, environmental, AR/VR and development labs reside under one roof at our Indianapolis, Indiana facility. Our teams deliver full spectrum (flight line to depot), safe, high-quality maintenance in support of approximately 1,200 aircraft deployed around the world that fly more than 300,000 flight hours annually. More than 550 multi-disciplined engineers provide critical development, integration, production, repair and overhaul and sustainment expertise to contracts ranging from situational awareness products to production of missile launchers to repair and overhaul of tactical aircraft radar systems and components.
Technology Solutions: Our capabilities include the deployment, integration, and maintenance of sensors and solutions, as well as the operation of complex systems in austere locations. We discriminate ourselves through unmatched expertise to define and integrate the right technologies for unique mission requirements, driving optimal results and maximum mission efficacy. We provide upgrades and obsolescence management to increase service life and enhance performance as well as DevSecOps to extend enterprise software solutions. Our sensor capabilities include design, integration, and installation of complex, multi-sensor systems for border/perimeter security and critical infrastructure protection in the U.S. and abroad. Our nationwide deployment of transportation security equipment includes airports for the Transportation Security Administration and commercial customers as well. We bring cutting edge technological capabilities that support real time decision making and provide clients with tools that work at the speed of their mission. Our engineering and application work includes spectrum deconfliction, digital integration, Smart X engineering and 5G development.
Operations and Logistics: Our capabilities provide government clients with full spectrum support for logistics, infrastructure sustainment and contingency operations, wherever needed. We differentiate ourselves by providing infrastructure operations and sustainment for fixed facilities worldwide that focuses on preventative, predictive and reliability-centered maintenance to deliver the greatest readiness at the lowest cost. Once deployed, our clients find us in theater to meet them and ensure they are supported logistically with facilities, training ranges, logistical support and materials. Our team of professionals provides worldwide support to the U.S. intelligence community; critical infrastructure & logistics in support of intelligence operations; classified IT; intelligence services; and cyber security.
Training Solutions: We deliver full life cycle innovative training solutions to government clients worldwide. We improve client outcomes through a holistic approach that packages training solutions with our Operations and Logistics Solutions ensuring readiness while at home station or while deployed. At the same facilities where we provide Operations and Logistics Solutions, we provide cutting edge training to prepare the Warfighter for their mission. Whether it is designing synthetic training environments, providing subject matter experts and trainers at the National Training Center in the U.S. or the Joint Multinational Readiness Center in Germany, our team is deployed with our clients and ensures they are ready to execute their mission set when called upon. We also provide commercial training to both large U.S. companies and to foreign governments that leverage state of the art remote learning platforms.
Customers
Our strong relationship with the Department of Defense (DoD) and other government agencies is attributable to our dedication to program performance, global responsiveness and operational excellence, as well as to the execution of our core values of integrity, respect, responsibility and professionalism. We treat sales to our U.S. government customers as sales within the U.S. regardless of where the services are performed.
Revenue, primarily from U.S. government customers, for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Army	$1,633,525	$1,342,406	$1,134,849
Navy	1,233,463	713,732	224,407
Air Force	538,698	459,849	266,291
Other	557,440	374,873	158,118
Total revenue	$3,963,126	$2,890,860	$1,783,665

Representative customer services contracts include the following:
•The Logistics Civil Augmentation Program V (LOGCAP V) indefinite delivery and indefinite quantity (IDIQ) contract. LOGCAP V provides each Army Service Component Command Commander a dedicated regional sustainment capability with a 72-hour response time, and scalability and flexibility that aligns with the military operational tempo. LOGCAP V augments theater sustainment, engineering, and base operations support forces with a capability that can rapidly respond to multiple global contingency and non-contingency missions across the entire continuum of military operations. V2X is one of four award recipients of the basic IDIQ contract and supports two geographic combatant commands, CENTCOM and INDOPACOM.
The Company's major task orders under the LOGCAP V program are:
▪Kuwait Task Order – V2X supports all base operations on multiple bases in Kuwait in support of power projections and reception operations.
▪Iraq Task Order – V2X supports all base operations on multiple bases in Iraq in support of deployed U.S. forces.
▪INDOPACOM Task Order – V2X supports base operations, military exercises, and contingency operations in multiple countries throughout the INDOPACOM region.
▪Qatar Task Order – V2X supports all base operations supporting non-DoD U.S. governmental agencies.
•Cobra Dane Radar Maintenance Operation (COBRA DANE). We operate, maintain and upgrade the AN/FPS-108 radar and associated systems in support of the Strategic Warning and Surveillance Systems in Alaska.
•Operations, Maintenance and Defense of Army Communications in Southwest Asia and Central Asia (OMDAC-SWACA). We operate the largest Outside the Continental United States (OCONUS) cyber center for the Army.
•T-45 Contractor Logistics Support. We provide Organizational, Intermediate and Depot level maintenance for the Navy’s fleet of 193 T-45 that are used to train jet, strike pilot and naval flight officers.
•Naval Test Wing Atlantic (NTWL). We provide maintenance in support of the Navy’s test and evaluation aircraft primarily located at NAS Patuxent River, Maryland.
•Advanced Helicopter Training System. We provide all levels of maintenance, to include organizational flight line maintenance and depot level maintenance, for the Navy’s fleet of TH-57 and TH-73 training helicopters.
•Fort Liberty Logistics Support Services. We are the primary logistics provider for maintenance, supply and services, and transportation support at the Fort Liberty Logistics Readiness Center.
•Pituffik Space Base Operations Support in Greenland. We provide base operations and maintenance services under extreme weather conditions to the Pituffik Space Base in Greenland.
•U.S. Marine Corps Secondary Repairables (SECREPS). We provide the remanufacture, overhaul or repair and/or tear down and evaluation of Marine Corps Ground Equipment SECREP items at Government locations worldwide.
•Transportation Security Administration Checked Baggage - Screening Equipment Deployment Services (CB-SEDS). We provide installation, on-site coordination and oversight support to CB-SEDS at federalized airports nationwide.
Competition
Our competition varies depending on our service offerings. Our principal competitors in Aerospace Solutions include Amentum, IAP Worldwide Services, AAR, M-1 Support Services, Jacobs Technology, Marvin Engineering, divisions of Leidos Holdings, divisions of Northrop Grumman Services, and Akima Logistics Services, among others. Our principal competitors in Technology Solutions include divisions of Leidos Holdings, Inc., Science Applications International Corporation (SAIC), Peraton, and General Dynamics (GD) Technologies Segment. Within Operations and Logistics, competitors include KBR, Fluor, Amentum, among others. Our competition in Training Solutions includes many of the aforementioned competitors, in addition to Valiant Integrated Services, PULAU Corporation, and Lockheed Martin, Rotary and Missions Systems Segment. There are typically fewer competitors in the overseas market for each of our services capabilities and they vary from region to region.

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
Seasonality
We do not consider any material portion of our business to be seasonal. However, various factors may affect the distribution of our revenue between accounting periods, including the timing of awards, product deliveries, customer acceptance of products and services, contract phase-in durations, contract completions, world events and the availability of customer funding. Weather and natural phenomena may also temporarily affect the performance of our services.
The U.S. government's fiscal year ends on September 30 of each year. While not certain, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds.
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
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our Company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 94%, 93% and 93% of our revenue for the three years ended December 31, 2023, 2022, and 2021, respectively. In other contracts, we team with the prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
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
The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
	2023	2022	2021
Cost-plus and cost-reimbursable	56%	56%	71%
Firm-fixed-price	41%	40%	25%
Time-and-materials	3%	4%	4%
Total revenue	100%	100%	100%
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
Human Capital Management
We believe our employees are among our most important resources and are critical to our continued success. On December 31, 2023, we employed approximately 16,000 full-time employees. We also utilized approximately 6,200 subcontract workers. As of December 31, 2023, approximately 30% of our employees were represented by 46 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2024 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
We continue making significant investments in attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization to help understand and resolve barriers to retention.
V2X routinely conducts annual employee engagement surveys. The results of those surveys are anonymized and shared with V2X employees and with management. Additionally, the results of the surveys are scored to form a benchmark against which the results of future surveys will be evaluated. In 2023, V2X engaged our larger, and recently merged, global workforce through structured surveys using a third-party platform to better understand concerns and expectations regarding Ethics, and Diversity, Equity & Inclusion (DE&I). Responses to the 2023 employee engagement surveys indicated that V2X employees generally find the company culture to be inclusive, a great place to work, and that managers’ behaviors were consistent with the V2X Code of Conduct.
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

We are a leading employer of veterans and veteran spouses with more than 48% of our U.S. employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer, including by the National Organization on Disability as a Leading Disability Employer, by the Military Friendly Company as a Top 10 Diversity Supplier and as a Top 10 Military Spouse Employer, and by the Military Times as a Best for Vets Employer.
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
Developing talent and ensuring a pipeline to leadership is a priority for the Company. To that end, the Company has a robust talent and succession planning process and has established a specialized program to support the development of our talent pipeline for critical roles. We conduct periodic reviews of succession plans and the individual development plans of our emerging talent. These sessions focus on high potential talent, diverse talent, and the succession for our most critical roles, and are led by our Chief Human Resource Officer and our executive leadership team.
We periodically hold senior leadership development events to continually develop leadership and management skills. In July 2023, we held our annual Leadership Summit which brought together the top leaders from across our organization to collaborate on the future of V2X.
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
We track workforce safety metrics including Total Recordable Incident Rate, Days Away Restricted or Transferred Rate as well as Near Miss Frequency Rate. We initiated annual reporting of these metrics in 2021 and continued this reporting in 2023. Our robust EHS program promotes a safe and healthy workplace for all employees and subcontractors.
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
Ethics and Compliance
All employees must adhere to the V2X Code of Conduct (COC) that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination, unethical behaviors, and unacceptable conduct. The V2X Code of Conduct, and the standards of business conduct and ethics incorporated in the Code, apply to all employees, officers, and directors of V2X. V2X requires each employee to complete Code of Conduct training annually. In 2023, we sponsored our Annual Corporate Compliance Ethics Week, which was open to all V2X employees, and was designed to shine a spotlight on Corporate Ethics by highlighting our Core Values, educating employees on our “Speak Up” culture and providing best practices resources for leaders in addressing employees’ concerns.
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
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers, including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Charles L. Prow	64	President and Chief Executive Officer (CEO), Director	Mr. Prow has served as President, CEO and director of the Company since December 2016. Mr. Prow has over 30 years of information technology and federal services experience, including leadership positions at IBM Corporation, PricewaterhouseCoopers, and Coopers & Lybrand. During his career, he has run large global government services organizations, delivering solutions to a wide array of DoD and other government customers. Previously, Mr. Prow served in multiple roles with IBM Corporation, including from 2014 to 2015 as General Manager, Global Government Industry and from 2007 to 2013 as General Manager, Global Business Services. He currently serves on the board of directors for the Professional Services Council, Christian Brothers High School — St. Louis Missouri, and International Research and Exchange Board (IREX). Mr. Prow graduated from Northwest Missouri State University where he received a Bachelor of Science degree in Management and Data Processing.
Shawn Mural	53	Senior Vice President and Chief Financial Officer (CFO)
Mr. Mural has served as Senior Vice President and Chief Financial Officer since October 2023. He is responsible for all finance and accounting functions, including controllership, finance operations, planning, tax, treasury, investor relations, and corporate development. Prior to joining the Company, Mr. Mural worked in various capacities at RTX Corporation and its subsidiaries (“RTX”), including as Vice President of Finance and Chief Financial Officer of Raytheon. Mr. Mural was with Raytheon and RTX for 24 years, has more than two decades of executive experience in the aerospace and defense industry, and has served in a number of financial and policy leadership roles. Mr. Mural graduated from Canisius University where he received a Bachelor’s degree and from the University of Texas at Dallas with a Masters of Business Administration.

Jo Ann Bjornson	48	Senior Vice President and Chief Human Resources Officer	Ms. Bjornson has served as Senior Vice President and Chief Human Resources Officer since June 2023. She is responsible for the Company’s global human resources strategy and operations including talent management, recruitment, leadership development, and compensation and benefits. Prior to joining the Company, Ms. Bjornson served as the Senior Vice President of Human Resources at Leidos from 2018 to 2023 and as Vice President of Human Resources in Leidos’ corporate organization from 2013 to 2018. Ms. Bjornson graduated from the University of Virginia where she received a Bachelor's degree, from Marymount University with a Master’s degree in HR Management, and from the Robert H. Smith School of Business at the University of Maryland with an Executive MBA.

Name	Age	Current Title(s)	Business Experience
Kevin T. Boyle	54	Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary	Mr. Boyle has served as Senior Vice President, Chief Legal Officer, General Counsel and Corporate Secretary since October 2018. He is responsible for all legal, contracts, ethics and corporate compliance matters, and government relations. Prior to joining the Company, he served as Senior Vice President, General Counsel and Secretary of Vencore, Inc. from 2017 to 2018 and as Senior Vice President, General Counsel and Secretary of Alion Science and Technology Corporation from 2014 to 2016. Earlier in his career, Mr. Boyle held senior executive positions with public and private technology services and solutions companies, including, MCR, LLC, Vangent, Inc., General Dynamics Information Technology, Anteon International Corporation and InterWorld Corporation. Mr. Boyle currently serves on the Board of the Wolf Trap Foundation.
Corinne L. Minton-Package	51	Senior Vice President, Operational Technology and Engineering
Ms. Minton-Package has served as Senior Vice President, Operational Technology and Engineering for V2X since January 2024. Ms. Minton-Package served as Senior Vice President, Advanced Technology from January 2023 to January 2024, served as the Senior Vice President of Systems and Technology from January 2021 to January 2023, and as Senior Vice President, Operational Technology and Enterprise from October 2020 to January 2021. She is responsible for leading the engineering service line, focused on bringing Engineering services to V2X customers as well as building and delivering a portfolio of products and solutions to the Federal marketplace. Ms. Minton-Package served the Company as Vice President of Operational Technology from 2018 to 2020 and as Vice President of Solutions and Alliances from 2017 to 2018. Prior to joining the Company, Ms. Minton-Package held various positions at IBM Global Business Services, most recently as a partner in the commercial healthcare practice.

Kenneth W. Shreves	61	Senior Vice President, Global Mission Solutions
Mr. Shreves has served as the Senior Vice President, Global Mission Solutions since January 2024. He is responsible for base operations; logistics; high consequence training; aerospace and defense; modernization and sustainment and the national security program businesses as well as top and bottom line organic growth, strategy, and operational efficiency. Mr. Shreves served the Company as Senior Vice President, Global Mission Training & Sustainment from July 2022 to January 2024, as Senior Vice President, Organic Growth, Operational Enablement and Supply Chain from November 2021 to July 2022 and as Vice President of Business Development/Capture from October 2017 to November 2021. Prior to joining the Company in 2017, he served as Vice President of Business Development at SOSi and held multiple leadership positions in the fields of national security and business development at DynCorp International. Prior to his commercial career, Mr. Shreves served in the United States Army as a logistics officer, retiring after twenty-eight years, having commanded at every level through Brigade Command and culminating as the Army Chair at the National War College in Washington DC. Mr. Shreves graduated from the University of Florida where he received a Bachelor of Science degree in Business Administration – Finance, from Central Michigan University with a Master of Science in Administration, and from the National War College, Fort McNair, Washington DC with a Master of Science in National Security Studies.

Name	Age	Current Title(s)	Business Experience
Michael J. Smith	43	Vice President of Treasury, Corporate Development, and Investor Relations	Mr. Smith has served as the Company’s Vice President of Treasury, Corporate Development, and Investor Relations since 2014. He is responsible for the Company's inorganic activities, including merger & acquisition strategy and execution, global treasury and capital markets operations, and investor relations. Prior to joining the Company, he was co-founder and managing director of The Silverline Group, a strategic consulting and advisory services firm that focuses on the aerospace and defense, intelligence, government services, homeland security, and federal civilian markets. Prior to co-founding The Silverline Group, Mr. Smith was a senior equity research associate at Lazard Capital Markets, covering the aerospace and defense, federal government information technology services, and defense technology sectors. He also spent five years with BB&T Capital Markets covering defense and government services and seven years with Raymond James & Associates in various capacities. Mr. Smith is a CFA® charterholder and graduated from the University of South Florida where he received a Bachelor’s degree with a major in finance and a minor in economics.
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
We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
Aggregate revenue from our three largest contracts amounted to approximately $1.1 billion, or 27.5% of our revenue for the year ended December 31, 2023. As of December 31, 2023, our three largest contracts were the Kuwait and Iraq Task Orders under the LOGCAP V contract vehicle and T-45 Contractor Logistics Support. Performance on the Kuwait Task Order began in July 2021, and performance on the Iraq Task Order began in June 2021. The awards are approximately $1.5 billion and $1.7 billion, respectively, with estimated period of performance completion in December 2026. T-45 Contractor Logistics Support was acquired through the Merger. The award is approximately $2.5 billion with estimated period of performance completion in January 2028.
The Kuwait Task Order under LOGCAP V accounted for more than 10% of our revenue for the year ended December 31, 2023, and we expect this contract will continue to have a significant contribution to our revenue. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Contracts" in this Annual Report on Form 10-K.

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
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursable (including non-fee-bearing costs), firm-fixed-price and time-and-materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursable contracts generally have lower profitability than firm-fixed-price contracts.
Given the current pace of inflation and other geopolitical factors, we are monitoring the impact of rising costs on our active and future government contracts. For example, global hostilities could change the total mix of our contracts. The Company’s earnings and profitability may vary materially depending on significant changes to the total mix of contracts.
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
Because many fixed-price contracts are long-term and may also involve new technologies, unforeseen events, such as significant inflation, technological difficulties, cost fluctuations, problems with suppliers, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us. Revenue derived from firm-fixed-price contracts represented approximately 41% of our total revenue for the year ended December 31, 2023. We monitor the impact of rising costs on our active and future government contracts given the current pace of inflation and other geopolitical factors. To date, the Company has not experienced broad-based material increases from inflation or geopolitical hostilities in the costs of its firm-fixed-price, cost-plus and time-and-materials contracts. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from firm-fixed-price, cost-plus and time-and-materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
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
Uncertainties in the U.S. government defense budget, changes in spending or budgetary priorities or delays in contract awards or collection of our receivables may significantly and adversely affect our financial performance and limit our growth prospects.
Our contracts and revenue primarily depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process and is difficult to predict. The U.S. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. Impacts on DoD budgets are a function of many factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, the federal debt ceiling, current and future economic conditions, presidential administration and congressional priorities, government shutdowns, continuing resolutions, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. The 2024 United States presidential election may introduce further uncertainties to congressional spending and budgetary priorities that may materially affect our business. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have a direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce DoD spending or delay contract or task order awards for defense-related programs. A reduction in U.S. government defense spending, changing defense spending priorities or delays in contract or task order awards could potentially reduce our future revenue, earnings and cash flow and have a material impact on our business.
We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget or changes in spending levels or budgetary priorities, which may materially and adversely affect our future revenue and limit our growth prospects.

We are dependent on the U.S. government and, if our reputation or relationship with the U.S. government was harmed, our revenue and growth prospects could be adversely affected.
We derive a substantial majority of our revenue from work performed under U.S. government contracts, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2023, we generated approximately 41% of our total revenue from the U.S. Army. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, alleged violations of labor trafficking laws, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation. If our reputation is negatively affected, we may lose our ability to conduct business in a foreign country (e.g., loss of business license), lose a required security clearance, or if we are suspended or debarred from contracting with government agencies or any branch of the DoD, our revenue and growth prospects could be adversely impacted.
Business disruptions caused by natural disasters, global hostilities, pandemics, and other crises could adversely affect our profitability and our overall financial position.
We have operations located in regions of the U.S. and internationally that may be exposed to natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by national or international crises or hostilities and pandemics, such as COVID-19. Although preventative measures may help mitigate the damage from such occurrences, impacts on our supply chain and the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenue from sales to customers, we could experience a material adverse effect on our financial position and results of operations.
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
We rely on our information and communications systems in our operations. Security breaches, cybersecurity attacks, and other disruptions could adversely affect our business and results of operations.
As a U.S. defense contractor, various privacy and security laws require us to protect sensitive, confidential, and controlled unclassified information from disclosure both for us and others. Cybersecurity risks continue to increase as various threat actors including nation states and hackers, focus efforts to compromise our operational and developmental information technology infrastructure. These threat actors attempt to gain access to sensitive, confidential, proprietary or controlled unclassified information, and may pose threats to physical security.
We and our suppliers face a continual risk associated with security events or disruptions, cybersecurity attacks and cyber intrusions by computer hackers, foreign governments, and cyber terrorists as attack vectors and technologies advance in sophistication, including from emerging technologies. In connection with the information technology and network communications services that we provide to our customers, we also may encounter cybersecurity threats at customer sites that we operate. We face an added risk of a security event or other significant disruption of our information technology systems and related systems that we develop, install, operate and maintain for our customers, which may involve managing and protecting controlled unclassified information relating to national security and other sensitive government functions or personally identifiable or protected health information.
Cybersecurity risks are significant and continue to evolve. They include, among others, phishing attempts, ransomware, malware and zero-day attacks attempting to gain unauthorized access to systems or data. Other electronic security events could lead to disruptions in mission critical systems, unauthorized release of personal identifiable information, confidential or otherwise protected unclassified information and corruption of data. In addition to security risks listed, we are also subject to other systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. Our systems reside within cloud service environments which presents various risks, including platform and software as a service providers’ inability to identify or quantify, in a timely manner, specific problems that affect the business functions which impact V2X.

Integration and sustainment of existing or new information technology systems, carry a high risk of delays or integration failures. Such delays, failures, or impacts from security events or disruptions described above, could result in loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or controlled unclassified information), remediation costs, indemnity obligations and other potential liabilities, regulatory or government action, breach of contract claims, contract termination, class action or individual lawsuits from affected parties, negative media attention, reputational damage, and loss of confidence from our government clients. Any of the foregoing could materially and adversely affect our business, financial condition or operations, and our insurance and other risk mitigation mechanisms may not be sufficient to recover the costs.
Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment or effectively respond to the impacts of pandemics in our workplaces could result in employee deaths or injuries, environmental disasters, reduced profitability, the loss of projects or customers and possible exposure to litigation.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, and highly regulated materials. Additionally, global pandemics, such as COVID-19, could introduce additional risks to our worksites requiring additional policies and procedures. Although we have safety procedures in place, if we fail to implement them, or if the procedures we implement are ineffective or insufficient, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment, as well as the nature of the environment in which we conduct business, could result in employee deaths or injuries, environmental disasters, reduced profitability, or the loss of projects or customers, any of which could have a material adverse impact on our business, financial condition, results of operations and reputation.
We work in international locations where there are high security risks, which could result in harm to our employees and contractors and the incurrence of substantial costs.
Some of our services, including those using subcontractors, are performed in high-risk locations, including but not limited to the Middle East and certain parts of Africa, where the country, region or surrounding areas may have unstable governments, or in areas of military conflict, or hostile and unstable environments, including war zones, or at military installations. Political or economic instability, international security concerns and geopolitical conflict or global hostilities in countries where we provide services and products may increase the risk of an incident resulting in damage or destruction to our work or living sites or our inability to meet contractual obligations or resulting in injury or loss of life to our employees, subcontractors or other third parties. Our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations or cash flows.
A significant portion of our workforce is represented by labor unions, and our business could be harmed in the event of a prolonged work stoppage.
As of December 31, 2023, approximately 4,700 of our employees, or approximately 30% of our employee base were unionized. We have 46 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully renew or negotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. In addition, the presence of unions may limit our flexibility in managing our workforce. Labor actions, work stoppages or the threat of work stoppages by our union employees or implementation of a work stoppage contingency plan, and our failure to obtain favorable labor contract terms during negotiations, may disrupt our operations, negatively impact our ability to provide services to our customers on a timely basis, and result in higher labor costs, which could in turn negatively impact our reputation, results of operations and financial condition.
We are subject to legal and regulatory compliance risks associated with operating internationally.
Our U.S. government contracts operating internationally represented approximately 42% of total revenue for the year ended December 31, 2023. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the European Union (EU) General Data Protection Regulation (GDPR). Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, any of which could have a material adverse effect on us.
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
The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to continue to integrate our business with Vertex’s. We may not realize the various anticipated financial and strategic benefits of the Merger.
The Merger involves the integration of Vertex’s business with our legacy business, which is a complex, costly and time-consuming process. Furthermore, Vertex’s current process of integrating its Defense Training and Mission Critical Services business, which still relies on certain operating and support services from Raytheon Company, could further increase the complexity and costs of integrating Vertex’s businesses following the Merger. It is possible that the integration process could result in material challenges, including, without limitation:
•managing a larger combined company;
•the creation of a new executive management team;
•the possibility of faulty assumptions underlying expectations regarding the integration process including unforeseen expenses;
•retaining existing business and operational relationships and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;
•integrating the companies’ financial reporting and internal control systems, including the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC; and
•unanticipated issues in integrating information technology, communications and other systems.
Many of these factors will be outside of the Company’s control, and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could materially affect the Company’s financial position, results of operations and cash flows. Management recently concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting at a subsidiary within Vertex. For details, please reference "Item 9A. Controls and Procedures - Management's Report on Internal Control over Financial Reporting" in this Annual Report on Form 10-K.
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
We conduct a portion of our operations through joint ventures where control may be shared with unaffiliated third parties. Although our joint venture operations are currently not significant, we are exposed to risks and uncertainties from them. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any failure to comply with applicable laws or regulations, nonperformance, default or bankruptcy of our joint venture partners. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

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
Misconduct, fraud or other improper activities by our employees, subcontractors, agents, prime contractors or business partners could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of classified or personal information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental matters, bribery of foreign government officials, lobbying or similar activities, boycotts, antitrust and any other applicable laws or regulations. Misconduct involving data security lapses or inadequate cybersecurity protections resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Although we have implemented policies, procedures, controls and training that are designed to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Misconduct by any of our employees, subcontractors, agents, prime contractors or business partners or our failure to comply with applicable laws or regulations could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future financial results.
Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.
We design and develop technologically advanced and innovative products and services applied by our customers in various environments. The needs of our customers change and evolve regularly and in particular by complex and rapidly evolving technologies, such as advanced forms of artificial intelligence. Our success depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.

We rely on internal and external information technology systems to conduct our business, and disruption or failure of these systems could adversely affect our business and results of operations.
We utilize, develop, install and maintain a number of information technology systems both for us and for our customers. Additionally, we utilize and rely on external systems maintained by our service providers, including using a managed service provider (MSP) to administer our systems and servers. We also contract with Software-as-a-Service (SaaS) providers to provide core company services such as for enterprise resource planning, human capital management, and contract lifecycle management. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, supplier and vendor payment processing, supply chain management and financial reporting. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business processes. Under certain contracts with the U.S. government, the adequacy of our business processes and protections of controlled unclassified information on related systems could be called into question. The occurrence of such events could result in a material adverse impact on our business, financial condition, results of operations and cash flows.
We may pursue acquisitions and other investments that involve numerous risks and uncertainties.
We have and may in the future selectively pursue strategic acquisitions and other investments. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could affect our operating results for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material risks and liabilities in an acquisition, including liabilities that are unknown as of the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities, and increase our risk of litigation, all of which could harm our business.
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
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to represent workers of various unrelated companies. Certain collective bargaining agreements require us to contribute to their various multiemployer pension plans. For the year ended December 31, 2023, we contributed $12.9 million to multiemployer pension plans. Under the Employee Retirement Income Security Act (ERISA), an employer who contributes to a multiemployer pension plan, absent an applicable exemption or other mitigating circumstance, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption or other mitigating circumstance, we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results.
Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims as described under Part I, "Item 3. Legal Proceedings" in this Annual Report on Form 10-K. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, such claims or litigation could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. In addition, any securities litigation that we could encounter as a publicly traded company could be costly, divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.

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
We are subject to federal, state, local, and foreign environmental, health and safety laws and regulations, including those governing: climate change; air emissions; discharges to water; the management, storage, transportation and disposal of hazardous wastes, petroleum, and other regulated substances; the investigation and cleanup of contaminated property; and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. These laws and their implementing regulations can impose certain operational controls for minimization of pollution, permitting, training, recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances into the environment, result in facility shutdowns to address violations, or require costs to remediate sites to which we sent regulated substances for disposal. Violations of these laws and regulations can cause significant delays and add additional costs to a project. We have incurred and will continue to incur operating, maintenance and other expenditures as a result of environmental, health and safety laws and regulations. Past business practices at companies that we have acquired may also expose us to future unknown environmental, health and safety liabilities.
We are subject to laws and regulations related to climate change. The State of California has enacted new climate change disclosure requirements, including emissions requirements. In addition, the European Union Corporate Sustainability Reporting Directive became effective in 2023 and requires expansive disclosures on various sustainability topics, and the SEC has issued proposed climate change rules. We are currently assessing our obligations under these laws and regulations, but we expect that compliance with these laws and regulations could result in substantial compliance costs, including monitoring and reporting costs. Noncompliance with these laws or regulations may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations.
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
Many of our federal government contracts require our employees to maintain various levels of security clearance eligibility and access in compliance with U.S. government requirements. Obtaining and maintaining security clearance eligibility involves a lengthy process and it can be difficult to identify, recruit and retain employees who already hold or meet security clearance eligibility. If our employees are unable to obtain or maintain security clearance eligibility or if our employees who hold security clearance eligibility terminate employment with us, our ability to perform the work under the contract may be negatively affected, and the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, many of the contracts on which we bid and perform require us to maintain a facility security clearance that is in compliance with U.S. government Code of Federal Regulations. To the extent we are not able to maintain a facility security clearance, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.
As a U.S. defense contractor, we are subject to security restrictions, which may limit investor insight into portions of our business.
Our federal government contracts may be subject to security restrictions, which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities and programs requires the appropriate need to know and personnel security access. These types of contracts are subject to strict government oversight and require specialized infrastructure and the appropriate facility clearances. As we are limited in our ability to provide information about these contracts and services, such as the scope of work, associated risks and any disputes or claims, our investors may have limited insight into a portion of our business which may hinder their ability to fully evaluate the risks related to that portion of our business.
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
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. The collection and use of personal data is subject to various U.S. federal and state privacy and data security laws and regulations. Outside of the U.S., many countries have privacy and data security laws and regulations concerning the collection and use of personal data, including but not limited to, the EU’s GDPR. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, enforcement of such laws and regulations is increasing and the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology all of which can make compliance challenging and costly, may expose us to related risks and liabilities and could negatively impact our business and financial condition.
As a U.S. government contractor, we are also subject to regulatory compliance requirements under DFARS and other federal regulations that require our IT systems to comply with the security and privacy controls such as the National Institute of Standards and Technology Special Publication 800-171 (NIST 800-171). We may also be responsible if our subcontractors do not comply with these requirements. A failure to comply with these requirements could negatively impact our business and financial condition.
RISKS RELATED TO OUR INDEBTEDNESS, FINANCIAL CONDITION AND MARKETS
In connection with the Merger, we assumed significantly more indebtedness than V2X's prior indebtedness. Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.
As of December 31, 2023, we had approximately $1,154.2 million of aggregate debt outstanding, which consists of the First Lien Term Facility and the 2023 Revolver and Term Loan (See Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).
The amount of cash required to pay interest on our increased indebtedness levels following completion of the Merger, and thus the demands on our cash resources, is greater than the amount of cash flows required to service our indebtedness prior to the Merger. The increased levels of indebtedness also reduced funds available for working capital, capital expenditures, acquisitions, and the repayment or refinancing of our indebtedness as it becomes due. If we do not achieve the expected benefits and cost savings from the Merger, or if our financial performance does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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
Borrowing under the secured credit facilities are at variable rates of interest and will expose us to interest rate risk. As of December 31, 2023, we had approximately $1,154.2 million of aggregate debt outstanding under our secured credit facility. Given the unpredictable interest rate environment, if interest rates continue to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed would remain the same, and our ability to generate cash from operations and other cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
To reduce interest expense volatility, we entered into $350.0 million of interest rate swaps during 2023. We may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.

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
Goodwill represents a significant portion of our assets, and any impairment of these assets could negatively impact our results of operations.
As of December 31, 2023, our goodwill was approximately $1.7 billion, which represented approximately 53.7% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. (For additional information on our goodwill impairment testing, see Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
The effects of changes in worldwide economic and capital markets conditions may significantly affect our ability to maintain liquidity or procure capital.
Our business may be adversely affected by factors in the U.S. and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which our company operates; social, political or labor conditions in specific countries or regions; geopolitical conflict or global hostilities; or adverse changes in the availability and cost of capital, inflation, interest rates, foreign currency exchange rates, tax rates, or regulations in the jurisdictions in which our company operates. If we lose access to our revolving credit facility, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.
Adverse changes to financial conditions also could jeopardize certain counterparty obligations, including those of our insurers and financial institutions and other third parties.
We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth.
As of December 31, 2023, our total backlog was $12.8 billion, which included $2.8 billion in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:
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
As of December 31, 2023, Vertex Aerospace Holdco LLC, a Delaware limited liability company (Vertex Holdco), an affiliate of American Industrial Partners Capital Fund VI, L.P., a Delaware limited partnership and private equity fund affiliated with American Industrial Partners, owns approximately 59.3% of the issued and outstanding shares of the common stock of the Company.
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
Our stock price may be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general, uncertainty related to major contract awards, the budgetary and political climate, and overall trading liquidity. The trading price of our stock varied from a low of $37.71 to a high of $54.76 in 2023. Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.
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
The restrictions on sales contained in the Shareholders Agreement, dated as of July 5, 2022, among the Company and certain of its shareholders (the Shareholders Agreement) have expired, and all of the shares of our common stock issued in connection with the completion of the Merger are available for resale in the public market, including pursuant to an effective registration statement that the Company filed for these shareholders. As of the date of this Form 10-K, approximately 59.1% of the outstanding shares of our common stock are held by the shareholders party to the Shareholders Agreement.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
The Company’s Board of Directors (the “Board”) through its audit committee (Audit Committee) is responsible for overseeing the Company’s risk management program. The Company integrates cybersecurity risk management into its broader risk management framework to ensure that cybersecurity considerations form an integral part of our risk management program. Our Information Technology (IT) department works closely with the risk management team to evaluate and address cybersecurity risks. The Company’s cybersecurity strategy and risk management processes align with the National Institute of Standards and Technology (NIST) governance requirements and cybersecurity framework.
Cybersecurity Risk Management Strategy
Identification, Response and Reporting: The Company has adopted a cyber incident response procedure to primarily:
•assess, identify and manage material cybersecurity threats and incidents;
•comply with our contractual obligation to safeguard covered defense information; and
•report on cyber incidents in accordance with the relevant DFARS.
The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. We have an established incident response team (IRT) comprised of cross-functional leaders from Finance, Human Resources, Legal, Security and IT groups, to identify, assess and address cyber incidents. The IRT coordinates closely with the risk management team on cybersecurity risks and threats facing the Company. The Company conducts regular exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
Technical Safeguards: The Company implements technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as through external audits and certifications.
Third-party Engagements: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by our use of third-party vendors, service providers, and other external users of the Company’s systems. We also monitor our use of systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on the Company’s cybersecurity systems.
Recognizing the complexity and evolving nature of cybersecurity threats, we engage external experts, including managed security service provider (MSSP) and consultants, to evaluate our cyber governance and monitor our risks. These partnerships enable us to leverage their specialized knowledge to help ensure that our cybersecurity strategies and processes reflect industry best practices.
Education and Awareness: The Company provides regular, mandatory training for employees on safeguarding against cybersecurity threats, and communicates the Company’s evolving information security policies, standards, processes, and practices.
Governance
Board of Directors Oversight: The Audit Committee oversees cybersecurity risks. The Audit Committee reviews the Company’s cybersecurity program, including the review of reports on cyber incident response processes, emerging cybersecurity developments and threats, and cyber risk assessment. The Audit Committee meets regularly with management to discuss our cybersecurity program.
Management’s Role: Our Chief Information Security Officer (CISO) is primarily responsible for assessing, monitoring and managing our cybersecurity risks. With over 23 years of experience in the field of information technology and cybersecurity, the CISO brings a wealth of expertise to his role. His background includes experience as a military cybersecurity officer and system security engineer, resulting in extensive knowledge and experience in developing and executing cybersecurity strategies. The CISO holds a graduate degree in Information Resource Management from the Air Force Institute of Technology, Wright-Patterson, Air Force Base, Ohio and holds a Certified Information Systems Security Professional certification, awarded and maintained since 2010.
The CISO coordinates with senior management, including members of the IRT, to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents or threats in accordance with the Company’s incident response procedure. Through ongoing communications between the CISO, IRT and other members of senior management (including the CEO), senior management stays informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports significant threats and incidents to the Audit Committee, when appropriate.

Management provides comprehensive briefings to the Audit Committee on a regular basis. These briefings may include topics such as the current cybersecurity landscape and emerging threats, reports on significant incidents and breaches, and compliance with new regulatory requirements.
Risks from Cybersecurity Threats
Our top cybersecurity threats include phishing, smishing, business email compromise, ransomware, system & human errors, and malware. These types of attacks could have a material impact on the Company. To date, we have not encountered cybersecurity challenges that have materially impacted our operations or results of operations.
ITEM 2. PROPERTIES
We have 322 locations in 51 countries and territories on six continents. Our contract performance typically occurs on the government customer’s facility. Our material locations are the corporate headquarters office located at 7901 Jones Branch Drive, McLean, Virginia and operations offices located at: 2424 Garden of the Gods Road, Colorado Springs, Colorado; 555 Industrial Drive, Madison, Mississippi; and 6125 East 21st Street, Indianapolis, Indiana. These properties are used by our sole operating segment. Our McLean, Colorado Springs, Madison and Indianapolis locations are leased and have approximately 24,400, 65,000 164,000, and 900,000 square feet, respectively. The leases for our McLean, Colorado Springs, Madison, and Indianapolis locations expire in 2032, 2028, 2030 and 2026, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
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
See Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the NYSE under the symbol “VVX". Our common stock started trading on the NYSE in September 2014. As of February 26, 2024, there were approximately 3,629 stockholders of record and 31.3 million outstanding shares of common stock.
To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K. For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Shareholders.
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2023.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return of our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from December 31, 2018 through December 31, 2023 with data points as of December 31 for the years shown. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that $100 had been invested in V2X common stock, the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index on December 31, 2018 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
2018
2019
2020
2021
2022
2023
V2X, Inc.
Russell 2000 Index
S&P Aerospace & Defense Select Industry Index

ITEM 6. SELECTED FINANCIAL DATA
Reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in this Annual Report on Form 10-K as well as the discussion in Item 1 of this Annual Report on Form 10-K entitled "Business." This Annual Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking Statement Information" for further information. Amounts presented in and throughout this Item 7 are rounded and, as such, rounding differences could occur in period over period changes and percentages reported.
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

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities; our subcontractors' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to the post-Merger integration efforts; changes in U.S. generally accepted accounting principles (GAAP); and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
V2X is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and provides a comprehensive suite of integrated solutions and critical service offerings across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Our primary customer is the U.S. DoD. For the years ended December 31, 2023, 2022 and 2021, we had total revenue of $4.0 billion, $2.9 billion and $1.8 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the years ended December 31, 2023, 2022 and 2021, we generated approximately 41%, 46% and 64%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $1.1 billion, or 37.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Revenue increased $877.7 million due to the Merger and the remaining increase was from organic growth of our legacy programs. Revenue from programs in the U.S, Middle East, Asia, and Europe increased by $791.8 million, $168.9 million, $96.7 million, and $14.8 million, respectively.
Operating income for the year ended December 31, 2023 was $124.4 million, an increase of $68.6 million or 123.1%, compared to the year ended December 31, 2022. Operating income increased $34.8 million due to the Merger and the remaining increase was from organic growth for legacy programs, partially offset by acquisition-related costs incurred during 2022.
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
We recorded an income tax benefit of $1.9 million and an income tax expense of $8.2 million for the years ended December 31, 2023 and 2022, respectively, which represent effective income tax rates of 7.9% and (134.6)%, respectively. See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

Further details related to our financial performance for the year ended December 31, 2023, compared to the year ended December 31, 2022, are contained in the "Discussion of Financial Results" below. Details related to our financial performance for the year ended December 31, 2022, compared to the year ended December 31, 2021 are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion of Financial Results" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, electronically filed with the SEC on EDGAR on March 2, 2023.
Merger with Vertex
For a discussion of our Merger and related debt and stock-based compensation obligations, see Note 3, Merger, Note 10, Debt and Note 16, Stock-Based Compensation, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2023	2022	2021
LOGCAP V - Kuwait Task Order	12.0%	16.4%	11.8%
LOGCAP V - Iraq Task Order	7.5%	9.8%	11.7%
K-BOSSS	—%	0.7%	15.8%
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
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2024, with two additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $474.3 million and $472.9 million of revenue for the years ended December 31, 2023 and 2022, respectively.
The LOGCAP V - Iraq Task Order is currently exercised through June 21, 2024, with two additional twelve-month options and one six-month option through December 21, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Iraq region. The LOGCAP V - Iraq Task Order contributed $296.9 million and $282.5 million of revenue for the years ended December 31, 2023 and 2022, respectively.
The K-BOSSS contract ended on August 28, 2023. Components of the K-BOSSS contract were re-competed as a task order under the LOGCAP V contract vehicle and were awarded to us in 2019. The K-BOSSS contract contributed $1.9 million and $18.9 million of revenue for the years ended December 31, 2023 and 2022, respectively.
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
Total backlog increased by $0.5 billion in the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to new business awards offset by recognition of revenue. The following is a summary of funded and unfunded backlog:

	As of December 31,
(in millions)	2023	2022
Funded backlog	$2,778	$2,567
Unfunded backlog	10,011	9,695
Total backlog	$12,789	$12,262
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $4.2 billion during the year ended December 31, 2023, which was an increase of $1.6 billion compared to the year ended December 31, 2022. The increase was due to timing of awards.
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
In January 2023, the statutory debt ceiling limit of $31.4 trillion was reached and on June 3, 2023, the President signed “The Fiscal Responsibility Act” (FRA) into law, which suspends the debt ceiling until January 1, 2025. The FRA places caps on defense and non-defense discretionary spending in FY 2024 and FY 2025. The FRA cap on discretionary spending for National Defense in FY 2024 and FY 2025 is $886 billion and $895 billion, respectively. Additionally, the FRA mandates cuts in FY 2024 by one percent from FY 2023 enacted levels if Congress does not pass all twelve defense and non-defense discretionary appropriations bills by April 30, 2024.
In December 2023, the President signed the FY 2024 National Defense Authorization Act into law, which matched the original request of $886 billion for National Defense, with $842 billion being allocated to the Department of Defense. However, annual appropriations to fund the federal government for FY 2024 have not been enacted. Recently, the President signed a continuing resolution (CR) that extends funding of six appropriations bills to March 8, 2024 and the remaining six to March 22, 2024. Under a CR, funding is generally consistent with FY 2023 appropriated levels, however, new program and contract starts are not authorized. If FY 2024 appropriations or an additional CR is not passed before the CR's expiration, the U.S. government is expected to enter a shutdown and cease certain non-essential operations. Depending on the length and nature of a potential shutdown, companies that are reliant on U.S. government funding, could be significantly impacted.

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
However, business conditions have become more challenging and uncertain due to macroeconomic conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities could create additional demand for our products and services, however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Further, given the current level of inflation and geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts and its financial results, and actively evaluating opportunities for cost reductions and deleveraging. In recent quarters of 2023, the Company’s cost-plus and cost-reimbursable contracts have been increasing sequentially as a percentage of total contract mix and revenue. The Company’s earnings and profitability may vary materially depending on the total mix of contracts. To date, the Company has not experienced broad-based increases from inflation or geopolitical hostilities in the costs of its fixed-price and time and materials contracts that are material to the business. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, changes to the U.S. corporate income tax system. While the Company does not currently anticipate any impact on its business, evaluation of the Inflation Reduction Act of 2022 and its requirements continues, as well as any potential impact on its business in the future.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Revenue	$3,963,126	$2,890,860	$1,072,266	37.1%
Cost of revenue	3,628,271	2,595,848	1,032,423	39.8%
% of revenue	91.6%	89.8%
Selling, general and administrative expenses	210,439	239,241	(28,802)	(12.0)%
% of revenue	5.3%	8.3%
Operating income	124,416	55,771	68,645	123.1%
Operating margin	3.1%	1.9%
Loss on extinguishment of debt	(22,298)	—	(22,298)	*
Interest expense, net	(122,442)	(61,879)	(60,563)	97.9%
Other expense, net	(4,194)	—	(4,194)	*
Loss before taxes	(24,518)	(6,108)	(18,410)	301.4%
% of revenue	(0.6)%	(0.2)%
Income tax (benefit) expense	(1,945)	8,222	(10,167)	(123.7)%
Effective income tax rate	7.9%	(134.6)%
Net loss	$(22,573)	$(14,330)	$(8,243)	57.5%
*Percentage change is not meaningful.
Revenue
Revenue increased by $1.1 billion, or 37.1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Revenue increased $877.7 million due to the Merger and the remaining increase was from organic growth for legacy programs. Revenue from programs in the U.S, Middle East, Asia, and Europe increased by $791.8 million, $168.9 million, $96.7 million, and $14.8 million, respectively.
Cost of Revenue
Cost of revenue increased by $1.0 billion, or 39.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to increased revenue from the Merger and increased amortization of intangible assets.
Selling, General & Administrative (SG&A) Expenses
SG&A expenses decreased by $28.8 million, or 12.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to $39.9 million of acquisition-related costs that were incurred during 2022.
Operating Income
Operating income increased by $68.6 million, or 123.1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Operating margin (income as a percentage of revenue) was 3.1% for the year ended December 31, 2023, compared to 1.9% for the year ended December 31, 2022. The increase in operating income was due to the Merger and organic growth for legacy programs, partially offset by acquisition-related costs incurred during 2022.
For the years ended December 31, 2023 and 2022, aggregate cumulative adjustments increased operating income by $22.7 million and $13.3 million, respectively. The aggregate cumulative adjustments for the years ended December 31, 2023 and 2022 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period. Operating income was also impacted by labor mix and other direct cost purchases.
Loss on Extinguishment of Debt
The Company recorded a $22.3 million loss on extinguishment of debt for the year ended December 31, 2023. For a discussion of the loss on extinguishment see Note 10, Debt, in the Notes to Consolidated Financial Statements.

Interest (Expense) Income, Net
Interest (expense) income, net was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Interest income	$966	$165	$801	485.5%
Interest expense	(123,408)	(62,044)	(61,364)	98.9%
Interest expense, net	$(122,442)	$(61,879)	$(60,563)	97.9%
Interest income is directly related to interest earned on our cash. Interest expense is directly related to borrowings under our senior secured credit facilities, the amortization of debt issuance costs, and derivative instruments used to hedge a portion of our exposure to interest rate risk. The increase in interest expense of $61.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to increased debt assumed with the Merger.
Other Expense, Net
During the year ended December 31, 2023, the Company incurred purchase discount fees and other expenses of $4.0 million related to the sale of accounts receivable through the Master Accounts Receivable Purchase Agreement (MARPA Facility). For a discussion of the MARPA Facility, see Note 18, Sale of Receivables, in the Notes to Consolidated Financial Statements.
Income Tax (Benefit) Expense
We recorded income tax benefit of $1.9 million and income tax expense of $8.2 million for the years ended December 31, 2023 and 2022, respectively, which represented effective income tax expense rates of 7.9% and (134.6)%, for the respective years. The effective income tax rate for the year ended December 31, 2023 was due to increased non-deductible compensation, foreign tax expenses, and state income tax expense which were partially offset by the release of prior year uncertain tax position and credits. The effective income tax rate for the year ended December 31, 2022 was due to increased non-deductible compensation, non-deductible transaction costs, foreign tax expenses, and state income tax expense which were partially offset by the release of prior year uncertain tax position and current year Foreign Derived Intangible Income (FDII) deduction.
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
Our major sources of funding will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. The Company expects to fund its ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, its credit facilities, and access to capital markets. When necessary, our revolving credit facility and MARPA Facility are available to satisfy short-term working capital requirements.
If cash flows from operations are less than expected, the Company may need to access the long-term or short-term capital markets. Although the Company believes its current financing arrangements will permit financing of its operations on acceptable terms and conditions, access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including but not limited to: (i) its credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. The Company cannot provide assurance that such financing will be available on acceptable terms or that such financing will be available at all.
During the first quarter of 2023, we entered into a credit agreement (the 2023 Credit Agreement) that provided for $750.0 million in senior secured financing, consisting of a $500.0 million five-year revolving credit facility (2023 Revolver) and a five-year $250.0 million term loan (Term Loan). The proceeds were used to repay certain existing debt balances. See Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
During the fourth quarter of 2023, we amended our senior secured first lien term loans (Vertex First Lien Credit Agreement). The amendment provided for a new tranche of term loans under the Vertex First Lien Credit Agreement in an aggregate original principal amount of $911.1 million (the New Term Loans), in which the New Term Loans replaced or refinanced in full all the existing term loans outstanding under the Vertex First Lien Credit Agreement.

As of December 31, 2023, the carrying value of the New Term Loans was $908.8 million, excluding deferred discount and unamortized deferred financing costs of $36.4 million. The estimated fair value of the New Term Loans as of December 31, 2023 was $908.8 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of December 31, 2023, under the 2023 Revolver there were no outstanding borrowings and $17.5 million of outstanding letters of credit. Unamortized deferred financing costs related to the 2023 Revolver of $4.2 million are included in other non-current assets in the Consolidated Balance Sheets. As of December 31, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of December 31, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $245.3 million, excluding unamortized deferred financing costs of $2.1 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of December 31, 2023 was $245.6 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2). For additional discussion of the Company’s indebtedness, see Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
The cash presented on our Consolidated Balance Sheets consists of U.S. and international cash from wholly-owned subsidiaries. As of December 31, 2023, the Company held cash, cash equivalents and restricted cash of $72.7 million, which included $43.6 million held by foreign subsidiaries. We do not currently expect that we will be required to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
Sources and Uses of Liquidity
Cash, accounts receivable, unbilled receivables, and accounts payable are the principal components of the Company's working capital and are generally driven by revenue with other short-term fluctuations related to payment practices by customers, sales of accounts receivable through the MARPA Facility and the timing of billings. The Company's receivables reflect amounts billed to customers, as well as the revenue that was recognized in the preceding month, which is normally billed in the month following each balance sheet date.
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. DSO was 58 and 68 as of December 31, 2023 and 2022, respectively.
The following table sets forth net cash provided by (used in) operating activities, investing and financing activities.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities	$187,968	$93,495	$61,339
Investing activities	(22,649)	175,958	(12,643)
Financing activities	(211,023)	(193,236)	(75,585)
Foreign exchange[1]	2,288	1,337	(3,325)
Net change in cash, cash equivalents and restricted cash	$(43,416)	$77,554	$(30,214)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash provided by operating activities for the year ended December 31, 2023 consisted of cash inflows from non-cash income items of $169.8 million and cash inflows from the sale of receivables through the MARPA Facility of $72.7 million, partially offset by a net loss of $22.6 million, cash outflows for other non-current assets and liabilities of $25.8 million, and cash outflows for working capital requirements of $6.1 million.
Net cash provided by operating activities for the year ended December 31, 2022 consisted of cash inflows from non-cash income items of $100.6 million and a decrease in net working capital requirements of $47.7 million, partially offset by a net loss of $14.3 million and cash outflows for other non-current assets and liabilities of $40.5 million.
Net cash used in investing activities for the year ended December 31, 2023 consisted of $25.0 million of net capital expenditures for the purchase of computer hardware and software and equipment related to ongoing operations, partially offset by $1.3 million of cash received in a business disposition and $1.0 million of cash received in joint venture distributions.
Net cash provided by investing activities for the year ended December 31, 2022 consisted of $193.7 million of cash acquired in the Merger. This was partially offset by $12.4 million of net capital expenditures for the purchase of computer hardware and software, and equipment related to ongoing operations and $5.3 million of cash disbursed in a business disposition.

Net cash used in financing activities during the year ended December 31, 2023 consisted of repayments of long-term debt of $432.6 million, payment of debt issuance costs of $8.8 million, prepayment penalty of $1.6 million, and payments of $18.0 million for employee withholding taxes on share-based compensation, partially offset by proceeds from long-term debt of $250.0 million.
Net cash used in financing activities during the year ended December 31, 2022 consisted of repayments of long-term debt of $108.4 million, payment of debt issuance costs of $2.3 million, and payments of $2.0 million for employee withholding taxes on share-based compensation. During 2022, we also borrowed and repaid $392.0 million and $472.9 million, respectively, on the Amended Revolver. These cash outflows were partially offset by $0.4 million received from the exercise of stock options.
Capital Resources
As of December 31, 2023, we held cash, cash equivalents and restricted cash of $72.7 million, which included $43.6 million held by foreign subsidiaries and had $482.5 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. We believe that our cash, cash equivalents and restricted cash as of December 31, 2023, as supplemented by cash flows from operations, the 2023 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of December 31, 2023, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due in Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$54,341	$15,489	$19,478	$11,309	$8,065
Principal payments on Vertex First Lien Credit Agreement¹	908,847	9,111	18,223	881,513	—
Principal payments on 2023 Credit Agreement¹	245,313	6,250	23,438	215,625	—
Interest on Vertex First Lien and 2023 Credit Agreements	475,197	102,787	200,358	172,052	—
Total	$1,683,698	$133,637	$261,497	$1,280,499	$8,065
¹ Includes unused funds fee and is based on the December 31, 2023 interest rate and outstanding balance.
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

Revenue Recognition
We account for revenue following the guidance in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). As a defense contractor engaging in long-term contracts, the substantial majority of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606 is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when an integrated set of tasks exists, the contract is accounted for as one performance obligation. Unexercised contract options and IDIQ contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed.
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
For 2023 and 2022, we used the qualitative approach to assess goodwill for impairment. No impairment charges related to goodwill were recorded during 2023 and 2022.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on information available as of December 31, 2023.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement would result in an $8.2 million change in our related annual cash interest expenses.
Assuming the 2023 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in our annual cash interest expense.
As of December 31, 2023, the notional value of the Company's interest rate swap agreements totaled $345.3 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. For additional information regarding our derivative instruments, see Note 11, Derivative Instruments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience volatility related to movements in foreign currency exchange rates. In the past, we entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on our Consolidated Statements of Income and our Consolidated Balance Sheets was immaterial and related hedging was discontinued. Our forward contracts expired in January 2022 and no such contracts are outstanding as of December 31, 2023.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting at a subsidiary within Vertex Aerospace Services Holding Corp (Vertex) which we acquired on July 5, 2022 as part of the Merger. Fiscal year 2023 was the initial year that this subsidiary was included in management’s assessment of internal control over financial reporting. Notwithstanding the identified material weakness, the Company’s management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has concluded the Company’s consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate Internal Control over Financial Reporting (ICFR), as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this evaluation, management concluded that a material weakness exists in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.
The material weakness in internal control over financial reporting relates to a subsidiary within Vertex which was acquired on July 5, 2022 and generated approximately 25% of our total revenue for the year ended December 31, 2023. Prior to 2023, this subsidiary was not included in assessments of the effectiveness of our internal controls over financial reporting. During the year ended December 31, 2023, we performed our first comprehensive assessment of the design and effectiveness of internal controls at this subsidiary. Based on this assessment, we determined the internal control over financial reporting was ineffective as of December 31, 2023. Specifically, the subsidiary did not design and operate the information technology general controls (ITGCs) over user access for certain information technology systems that support their financial reporting processes. There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.
Our independent registered public accounting firm has issued a report expressing an adverse opinion on the effectiveness of our internal control over financial reporting, which is included in this Form 10-K.
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
Remediation Efforts to Address the Material Weakness
The Company has implemented a plan to address the material weakness. Management has and will continue to enhance the risk assessment process and design of internal control over financial reporting at this subsidiary. This includes enhancement and revision of the design of existing IT General Controls over user access, applications and procedures at this subsidiary. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to end of fiscal year 2024.
Changes in Internal Control over Financial Reporting
Other than with respect to the matter described above, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited V2X, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 5, 2024, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

There were deficiencies in the design and operation of information technology general controls (ITGCs) over user access for certain information technology (IT) systems that support the Company’s financial reporting processes at a subsidiary within Vertex Aerospace Services Holding Corp (Vertex). Fiscal year 2023 was the initial year that this subsidiary was included in management’s assessment of internal control over financial reporting. The business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they may have been adversely impacted by the ITGC deficiencies. Accordingly, we have considered these deficiencies to be a material weakness in internal controls over financial reporting as of December 31, 2023.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 5, 2024 on those financial statements.

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
March 5, 2024

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 Annual Meeting of Shareholders (the 2024 Proxy Statement) to be filed within 120 days after the Company's fiscal year ended December 31, 2023 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, "Item 1. Business" in this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.
2.Exhibits

2
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

4.3	Description of the Company’s securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on March 2, 2023)
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

10.8
Second Lien Credit Agreement, dated as of December 6, 2021, by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.9
ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.10
Credit Agreement, Dated as of February 28, 2023, among Vertex Aerospace Services Corp., as the Borrower, Vertex Aerospace Intermediate LLC, as Holdings, the Lenders Party Hereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender, Collateral Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to V2X, Inc.’s Current Report on Form 8-K filed March 2, 2023)

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022) *
10.12	Amended and Restated Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022) *
10.13
Prow Letter Agreement, dated November 30, 2016, between the Company and Charles L. Prow (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 6, 2016)*

10.14	Lynch Letter Agreement, dated July 7, 2019 between Vectrus, Inc. and Susan D. Lynch (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on August 5, 2019)*
10.15	Separation Agreement and Release of Claims, dated October 27, 2023, by and between Susan D. Lynch and V2X, Inc.*+
10.16	Offer Letter, dated September 28, 2023, between Shawn Mural and the Company (incorporated by reference to Exhibit 10.1 to V2X Inc.’s Current Report on Form 8-K filed on October 2, 2023). *
10.17	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 16, 2015)*
10.18	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.19
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of February 24, 2021 (incorporated by reference to Exhibit 10.27 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)*

10.20	Amendment No. 1 to Vectrus, Inc. Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Vectrus, Inc.’s Current Report on Form 8-K filed on November 4, 2020)*
10.21	V2X, Inc. Second Amended and Restated 2014 Omnibus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 13, 2022)*
10.22
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (incorporated by reference to Exhibit 10.23 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.23
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for awards on or after October 6, 2015) incorporated by reference to Exhibit 10.10 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.24
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.8 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.25
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Stock Settled) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023)*

10.26
Form of V2X, Inc. Second Amendment and Restatement of the V2X, Inc. 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Non-employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023)*

10.27
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Special Performance Stock Unit – 2023 Stock Price Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023)*

10.28
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.29
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2023 TSR Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023)*

10.30	Description of Non-Employee Director Annual Compensation*+

10.31
Form of replacement Restricted Unit Agreement under the Vectrus, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 2, 2023)*

21	Subsidiaries of the Company+
23.1	Consent of RSM US LLP+
23.2	Consent of Deloitte & Touche LLP+
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.++

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.++

97	Policy relating to recovery of erroneously awarded compensation+
101	The following materials from V2X, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.#
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) #

† Certain schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
* Indicates management contract or compensatory plan or arrangement.
+ Indicates this document is filed as an exhibit herewith.
++ Indicates this document is furnished as an exhibit herewith.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

V2X, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of V2X, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, shareholders’ equity and cash flows, for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 5, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Revenue Recognition

As described in Notes 1, 4 and 5 of the financial statements, the Company recognizes revenue derived from contracts over time. For the year ended December 31, 2023, revenue was $3,963.1 million. Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, management estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the services being performed, the cost and availability of materials, the performance of subcontractors, and negotiations with the customer on contract modifications.

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

•We performed analytical procedures to evaluate the amount of revenue recorded to date and related contract balance, by comparing changes in the estimated costs at completion, including changes in transaction price when relevant, for a sample of contracts throughout the period.

•We performed analytical procedures over contract margins by comparing the current year results to prior results and to post-close results.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

McLean, Virginia
March 5, 2024

Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of V2X, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of V2X, Inc. (formerly Vectrus, Inc.) for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Revenue	$3,963,126	$2,890,860	$1,783,665
Cost of revenue	3,628,271	2,595,848	1,623,245
Selling, general and administrative expenses	210,439	239,241	98,400
Operating income	124,416	55,771	62,020
Loss on extinguishment of debt	(22,298)	—	—
Interest expense, net	(122,442)	(61,879)	(7,985)
Other expense, net	(4,194)	—	—
(Loss) income from operations before income taxes	(24,518)	(6,108)	54,035
Income tax (benefit) expense	(1,945)	8,222	8,307
Net (loss) income	$(22,573)	$(14,330)	$45,728

(Loss) earnings per share
Basic	$(0.73)	$(0.68)	$3.91
Diluted	$(0.73)	$(0.68)	$3.86
Weighted average common shares outstanding – basic	31,084	20,996	11,705
Weighted average common shares outstanding – diluted	31,084	20,996	11,836
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net (loss) income	$(22,573)	$(14,330)	$45,728
Other comprehensive income (loss), net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	375	666	1,099
Net change in fair value of foreign currency forwards	—	31	(434)
Tax (expense) benefit	(235)	272	121
Net change in derivative instrument	140	969	786
Foreign currency translation adjustments	2,700	(596)	(6,659)
Other comprehensive income (loss), net of tax	2,840	373	(5,873)
Total comprehensive (loss) income	$(19,733)	$(13,957)	$39,855
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except shares and per share data)	2023	2022
Assets
Current assets
Cash, cash equivalents and restricted cash	$72,651	$116,067
Receivables	705,995	728,582
Inventory, net	46,981	44,974
Prepaid expenses and other current assets	49,242	42,309
Total current assets	874,869	931,932
Property, plant, and equipment, net	85,429	78,715
Goodwill	1,656,926	1,653,822
Intangible assets, net	407,530	497,951
Right-of-use assets	41,215	52,825
Other non-current assets	15,931	17,858
Total non-current assets	2,207,031	2,301,171
Total Assets	$3,081,900	$3,233,103
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$453,052	$406,706
Compensation and other employee benefits	158,088	168,038
Short-term debt	15,361	11,850
Other accrued liabilities	213,700	196,538
Total current liabilities	840,201	783,132
Long-term debt, net	1,100,269	1,262,811
Deferred tax liabilities	11,763	15,813
Operating lease liabilities	34,691	41,083
Other non-current liabilities	104,176	133,185
Total non-current liabilities	1,250,899	1,452,892
Total liabilities	2,091,100	2,236,024
Commitments and contingencies (Note 15)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,191,628 and 30,470,475 shares issued and outstanding as of December 31, 2023 and 2022, respectively	312	305
Additional paid in capital	762,324	748,877
Retained earnings	230,851	253,424
Accumulated other comprehensive loss	(2,687)	(5,527)
Total shareholders' equity	990,800	997,079
Total Liabilities and Shareholders' Equity	$3,081,900	$3,233,103
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating activities
Net (loss) income	$(22,573)	$(14,330)	$45,728
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	22,408	13,472	6,526
Amortization of intangible assets	90,423	48,643	10,028
Loss on disposal of property, plant, and equipment	683	59	65
Stock-based compensation	32,843	32,736	8,331
Deferred taxes	(7,509)	(15,554)	(7,280)
Amortization of debt issuance costs	9,067	7,805	912
Loss on extinguishment of debt	22,298	—	—
Gain on disposition of business	(450)	(2,082)	—
Changes in assets and liabilities:
Receivables	19,064	(52,311)	(36,376)
Inventory, net	(311)	(3,600)	(5,232)
Other assets	12,076	14,962	(7,613)
Accounts payable	43,153	71,837	56,985
Compensation and other employee benefits	(9,901)	42,878	1,133
Other liabilities	(23,303)	(51,020)	(11,868)
Net cash provided by operating activities	187,968	93,495	61,339
Investing activities
Purchases of capital assets and intangibles	(25,021)	(12,425)	(9,776)
Proceeds from the disposition of assets	16	9	16
Acquisition of business, net of cash acquired	—	193,677	262
Disposition of business	1,349	(5,303)	—
Distributions from (contributions to) joint venture	1,007	—	(3,145)
Net cash (used in) provided by investing activities	(22,649)	175,958	(12,643)
Financing activities
Proceeds from issuance of long-term debt	250,000	—	—
Repayments of long-term debt	(432,603)	(108,400)	(8,600)
Proceeds from revolver	922,750	392,000	529,000
Repayments of revolver	(922,750)	(472,925)	(594,000)
Proceeds from exercise of stock options	34	408	379
Payment of debt issuance costs	(8,818)	(2,325)	(17)
Prepayment premium on early redemption of debt	(1,600)	—	—
Payments of employee withholding taxes on share-based compensation	(18,036)	(1,994)	(2,347)
Net cash used in financing activities	(211,023)	(193,236)	(75,585)
Exchange rate effect on cash	2,288	1,337	(3,325)
Net change in cash, cash equivalents and restricted cash	(43,416)	77,554	(30,214)
Cash, cash equivalents and restricted cash – beginning of year	116,067	38,513	68,727
Cash, cash equivalents and restricted cash – end of year	$72,651	$116,067	$38,513
Supplemental Disclosure of Cash Flow Information:
Interest paid	$117,482	$54,267	$5,801
Income taxes paid	$8,356	$13,416	$9,703
Non-cash investing activities:
Purchase of capital assets on account	$3,043	$2,716	$277
Common stock issued for business acquisition	$—	$630,636	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2020	11,625	$116	$82,823	$222,026	$(27)	$304,938
Net income	—	—	—	45,728	—	45,728
Foreign currency translation adjustments	—	—	—	—	(6,659)	(6,659)
Unrealized loss on cash flow hedge	—	—	—	—	786	786
Employee stock awards and stock options	113	1	377	—	—	378
Taxes withheld on stock compensation awards	—	—	(2,345)	—	—	(2,345)
Stock-based compensation	—	—	7,261	—	—	7,261
Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net loss	—	—	—	(14,330)	—	(14,330)
Foreign currency translation adjustments	—	—	—	—	(596)	(596)
Unrealized loss on cash flow hedge	—	—	—	—	969	969
Employee stock awards and stock options	140	2	406	—	—	408
Issuance of common stock in connection with a business combination	18,592	186	630,450	—	—	630,636
Taxes withheld on stock compensation awards	—	—	(1,994)	—	—	(1,994)
Stock-based compensation	—	—	31,899	—	—	31,899
Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(22,573)	—	(22,573)
Foreign currency translation adjustments	—	—	—	—	2,700	2,700
Unrealized gain on cash flow hedge	—	—	—	—	140	140
Employee stock awards and stock options	722	7	27	—	—	34
Taxes withheld on stock compensation awards	—	—	(18,036)	—	—	(18,036)
Stock-based compensation	—	—	31,456	—	—	31,456
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Our Business
V2X, Inc., an Indiana Corporation, formerly known as Vectrus, Inc. (Vectrus), is a leading provider of critical mission solutions and support to defense clients globally. The Company operates as one segment and delivers a comprehensive suite of integrated solutions and critical service offerings across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
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
We account for our investments in HDSS, J&J, and ServCore under the equity method as we have the ability to exercise significant influence, but do not hold a controlling interest. We record our proportionate 25%, 50%, and 40% shares, respectively, of income or losses from HDSS, J&J, and ServCore in selling, general and administrative expenses in the Consolidated Statements of Income. The carrying value of our investments is recorded in other non-current assets in the Consolidated Balance Sheets.
When we receive cash distributions from our equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Consolidated Statements of Cash Flows. As of December 31, 2023 and December 31, 2022, our combined investment balance was $5.4 million and $7.0 million, respectively. Our proportionate share of income from equity method investments was $4.0 million, $2.8 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Index to Consolidated Financial Statements
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker (CODM) in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, the substantial majority of our revenue for the years ended December 31, 2023, 2022 and 2021 was from the U.S. government.
Reclassifications
Certain reclassifications have been made to the presentation of amounts in our Consolidated Balance Sheet as of December 31, 2022 to conform to the current year presentation. Specifically, inventory, net was reclassified from prepaid expenses and presented separately on our Consolidated Balance Sheets, and prepaid expenses were combined with other current assets on our Consolidated Balance Sheets. Changes in inventory, net were reclassified from changes in prepaid expenses and presented separately on our Consolidated Statements of Cash Flows, and changes in prepaid expenses were combined with changes in other assets on our Consolidated Statements of Cash Flows.
Revenue Recognition
As a defense contractor engaging in long-term contracts, the substantial majority of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606, Revenue from Contracts with Customers (Topic 606) is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and indefinite delivery and indefinite quantity (IDIQ) contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. Our performance obligations are satisfied over time as services are provided throughout the contract term. We recognize revenue over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. For most U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue.
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

Index to Consolidated Financial Statements
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
Restricted Cash
As of December 31, 2023 the Company had total cash, cash equivalents and restricted cash of $72.7 million which included $2.0 million of restricted cash. The Company's restricted cash was not material as of December 31, 2022.
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
Inventory, Net
Inventory, net is substantially comprised of finished goods inventory and is valued at the lower of cost or net realizable value, generally using the average cost method. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, and current inventory levels.
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
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost less accumulated depreciation. Major improvements are capitalized at cost while expenditures for maintenance, repairs and minor improvements are expensed. For asset sales or retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating income.

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

Index to Consolidated Financial Statements
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

Index to Consolidated Financial Statements
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
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATES
Accounting Standards Updates Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the CODM, and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.
NOTE 3
MERGER
In accordance with ASC Topic 805, Business Combinations, we accounted for the below transaction using the acquisition method. We conducted valuations of certain acquired assets and liabilities for inclusion in our Consolidated Balance Sheets as of the date of the acquisition. Assets that normally would not be recorded in ordinary operations, such as intangibles related to contractual relationships, were recorded at their estimated fair values. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
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

Index to Consolidated Financial Statements
The Closing Date fair value of the consideration transferred totaled $634.0 million, which was comprised of the following:

($ in thousands, except share and per share amounts)	Purchase Price
Shares of V2X common stock issued	18,591,866
Market price per share of V2X as of Closing Date	$33.92
Fair value of common shares issued	$630,636
Fair value of cash consideration	3,315
Total consideration transferred	$633,951
The following table summarizes the final fair values of the assets acquired and liabilities assumed in the Merger as of the Closing Date.

(In thousands)	Fair Value
Cash and cash equivalents	$196,993
Receivables	331,300
Inventory	34,735
Prepaid expenses and other current assets	16,103
Property, plant, and equipment	55,678
Intangible assets	480,000
Other non-current assets	17,104
Right-of-use assets	21,062
Accounts payable	(121,515)
Debt	(1,352,303)
Compensation and other employee benefits	(45,968)
Other current and non-current liabilities	(334,469)
Total identifiable net assets	(701,280)
Goodwill	1,335,231
Total purchase consideration	$633,951
As a result of the Merger, the Company recognized $1.3 billion of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies, expanded market opportunities and other benefits that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes. In addition, we recognized two intangible assets related to backlog and customer contracts arising from the Merger. The fair value of backlog was $316.0 million, and the fair value of the customer contracts was $164.0 million with amortization periods of 4.5 years and 14.0 years, respectively. The receivables of $331.3 million represent fair value and are considered fully collectible as of December 31, 2023.
As part of the Merger, V2X acquired certain contracts, including a Transition Services Agreement (TSA) with Crestview Aerospace LLC (Crestview), which was previously divested to American Industrial Partners Capital Fund VI, L.P. (AIP). As of December 31, 2023, the Company recorded $2.8 million of income related to the TSA with Crestview, which was recorded as a reduction in cost of sales. As of December 31, 2023, AIP held approximately 59.3% of V2X common stock.
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

Index to Consolidated Financial Statements
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
Remaining performance obligations as of December 31, 2023 and December 31, 2022 are presented in the following table:

	Year Ended December 31,
(In millions)	2023	2022
Performance Obligations	$3,629	$2,997
We expect to recognize approximately 76% of the remaining performance obligations as of December 31, 2023 as revenue in 2024.
Contract Estimates
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the years ended December 31, 2023 and 2022 were favorable by $22.7 million and $13.3 million, respectively, and for the year ended December 31, 2021 were unfavorable by $1.3 million.
For the years ended December 31, 2023, 2022, and 2021 the net adjustments to operating income increased revenue by $38.1 million, $7.5 million, and $0.4 million, respectively.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable, time-and-materials and firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable, time-and-materials and firm-fixed-price contracts on a single contract. On a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers.
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
The following tables present our revenue disaggregated by different categories.
Revenue by contract type is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cost-plus and cost-reimbursable	$2,209,241	$1,625,196	$1,271,167
Firm-fixed-price	1,626,262	1,159,743	452,112
Time-and-materials	127,623	105,921	60,386
Total revenue	$3,963,126	$2,890,860	$1,783,665
Revenue by geographic region in which the contract is performed is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
United States	$2,286,052	$1,494,255	$578,255
Middle East	1,193,598	1,024,674	1,000,877
Asia	264,346	167,629	61,927
Europe	219,130	204,302	142,606
Total revenue	$3,963,126	$2,890,860	$1,783,665
Revenue by contract relationship is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Prime contractor	$3,726,199	$2,695,067	$1,663,828
Subcontractor	236,927	195,793	119,837
Total revenue	$3,963,126	$2,890,860	$1,783,665
Revenue by customer is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Army	$1,633,525	$1,342,406	$1,134,849
Navy	1,233,463	713,732	224,407
Air Force	538,698	459,849	266,291
Other	557,440	374,873	158,118
Total revenue	$3,963,126	$2,890,860	$1,783,665

Index to Consolidated Financial Statements
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
As of January 1, 2022, we had contract assets of $240.0 million. As of December 31, 2023 and 2022, we had contract assets of $561.9 million and $487.8 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, Receivables, for additional information regarding the composition of our receivables balances. As of January 1, 2022, we had contract liabilities of $5.5 million. As of December 31, 2023 and 2022, we had contract liabilities of $109.6 million and $76.4 million, respectively, included in other accrued liabilities in the Consolidated Balance Sheets.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2023	2022
Billed receivables	$109,318	$227,718
Unbilled receivables (contract assets)	561,862	487,758
Other	34,815	13,106
Total receivables	$705,995	$728,582
As of December 31, 2023 and 2022, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the December 31, 2023 contract assets during 2024. Changes in the balance of receivables are primarily due to the timing differences between our performance and customer payments.

Index to Consolidated Financial Statements
NOTE 6
(LOSS) EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities that are convertible to common stock were exercised or converted into common stock. Diluted EPS includes the dilutive effect of share-based compensation outstanding after application of the treasury stock method.

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net (loss) income	$(22,573)	$(14,330)	$45,728

Weighted average common shares outstanding	31,084	20,996	11,705
Add: Dilutive impact of stock options	—	—	37
Add: Dilutive impact of restricted stock units	—	—	94
Diluted weighted average common shares outstanding	31,084	20,996	11,836

(Loss) earnings per share
Basic	$(0.73)	$(0.68)	$3.91
Diluted	$(0.73)	$(0.68)	$3.86
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Anti-dilutive restricted stock units	4	—	1
NOTE 7
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2023	2022
Buildings and improvements	$26,962	$23,941
Machinery, equipment and vehicles	48,009	42,874
Office furniture and equipment, computers and software	64,504	44,150
Property, plant and equipment, gross	139,475	110,965
Less: accumulated depreciation and amortization	(54,046)	(32,250)
Property, plant and equipment, net	$85,429	$78,715
Depreciation expense of property, plant and equipment was $22.4 million, $13.5 million and $6.5 million in 2023, 2022, and 2021, respectively.
NOTE 8
GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual qualitative assessment tests performed in the three years ended December 31, 2023 indicated there was no goodwill impairment.

Index to Consolidated Financial Statements
The change in the net carrying amount of goodwill for 2022 and 2023 is as follows (in thousands):

Balance at December 31, 2021	$321,734
Acquisition of Vertex	1,332,088
Balance at December 31, 2022	1,653,822
Adjustments to preliminary purchase price allocation of Vertex and other	3,104
Balance at December 31, 2023	$1,656,926
Other identifiable intangible assets consist of the following:

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$393,300	$(133,235)	$260,065	$393,300	$(56,210)	$337,090
Customer contracts	171,200	(23,902)	147,298	171,200	(10,748)	160,452
Trade names and other	1,260	(1,093)	167	1,260	(851)	409
Total intangible assets	$565,760	$(158,230)	$407,530	$565,760	$(67,809)	$497,951
Intangible amortization expense was approximately $90.4 million, $48.6 million, and $10.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the weighted-average intangible asset amortization period was 7.1 years.
The estimated future annual amortization expense for intangible assets is as follows:

(In thousands)	Amortization
2024	$89,316
2025	$88,518
2026	$88,048
2027	$18,666
2028	$17,120
After 2028	$105,862
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Prepaid expenses and other current assets
Prepaid expenses and other current assets were comprised of the following at December 31:

(In thousands)	2023	2022
Prepaid expenses	$30,664	$29,260
Prepaid taxes	10,715	8,926
Other	7,863	4,123
Total	$49,242	$42,309

Index to Consolidated Financial Statements
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2023	2022
Accrued salaries and wages	$25,417	$37,795
Accrued bonus	27,135	23,484
Accrued employee benefits	105,536	106,759
Total	$158,088	$168,038
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2023	2022
Contract liabilities	$109,583	$76,431
Contract and other reserves	57,599	74,915
Current operating lease liabilities	13,644	17,564
Workers' compensation, auto and general liability reserve	5,717	2,799
Accrued non-payroll taxes	3,728	4,145
Other	23,429	20,684
Total	$213,700	$196,538
Other non-current liabilities
Other non-current liabilities were comprised of the following at December 31:

(In thousands)	2023	2022
Long-term contract-related reserves	$77,228	$111,534
Income taxes payable	7,894	9,202
Other	19,054	12,449
Total	$104,176	$133,185
NOTE 10
DEBT
Senior Secured Credit Facilities
Term Loan and Revolver
In September 2014, we and our wholly-owned subsidiary, Vectrus Systems Corporation (VSC), entered into a credit agreement. The credit agreement was subsequently amended on December 24, 2020 and January 24, 2022 (collectively, the Prior Credit Agreement). The credit agreement consisted of a term loan (Amended Term Loan) and a $270.0 million revolving credit facility (Amended Revolver).
In connection with the Merger described in Note 3, Merger, on the Closing Date, the outstanding debt from the Amended Term Loan and the Amended Revolver, $50.2 million and $40.0 million, respectively, was repaid and related guarantees and liens were discharged and released. Repayment was made using proceeds from the Vertex First Lien Credit Agreement described below.
On the Closing Date, certain of the Company's subsidiaries, including VSC (and together with VSC, the Company Guarantor Subsidiaries), that became direct or indirect subsidiaries of Vertex Aerospace Service Corp., a Delaware corporation and wholly-owned indirect subsidiary of Vertex (Vertex Borrower), have provided guarantees of the indebtedness under each of:

Index to Consolidated Financial Statements
i.the First Lien Credit Agreement, dated as of December 6, 2021 (as amended by the Amendment No. 1 to First Lien Credit Agreement, dated as of the Closing Date, as further amended by Amendment No. 2 to First Lien Credit Agreement, dated as of May 31, 2023, as further amended by Amendment No. 3 to First Lien Credit Agreement, dated as of October 3, 2023, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex First Lien Credit Agreement), by and among Vertex Borrower, as borrower, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, direct parent entity of Vertex Borrower and wholly-owned indirect subsidiary of Vertex (Vertex Holdings), the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent;
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
On February 28, 2023, the outstanding balance of the First Incremental Term Tranche of $258.7 million was repaid. The balance of unamortized deferred financing costs related to the First Incremental Term Tranche of $11.9 million was recorded as a loss on extinguishment of debt in the Consolidated Statements of (Loss) Income for the year ended December 31, 2023.
On October 3, 2023, the Vertex First Lien Credit Agreement was amended to provide a new tranche of term loans under the First Lien Initial Term Tranche in an aggregate original principal amount of $911.1 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche (the Existing Term Loans) and these loans mature on December 6, 2028. The amendment also reduced the interest rate applicable to the New Term Loans by 0.25%. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $0.2 million in the Consolidated Statement of (Loss) Income for the year ended December 31, 2023.
The remaining loans under the First Lien Term Facility (consisting solely of the New Term Loans) amortizes in an amount equal to approximately $2.3 million per quarter through September 29, 2028, with the balance of $865.6 million due on December 6, 2028.

Index to Consolidated Financial Statements
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
The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 2.25% per annum, or SOFR, plus a margin of 3.25% per annum. As of December 31, 2023, the effective interest rate for the First Lien Initial Term Tranche was 9.51%.
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
As of December 31, 2023, the carrying value of the First Lien Credit Agreement was $908.8 million, excluding deferred discount and unamortized deferred financing costs of $36.4 million. The estimated fair value of the First Lien Credit Agreement as of December 31, 2023 was $908.8 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
Vertex Second Lien Credit Agreement
The Vertex Second Lien Credit Agreement provided for senior secured second lien term loans in an aggregate principal amount of $185.0 million (the Second Lien Term Facility). The entire amount of the proceeds from the Second Lien Term Facility were previously used to finance the Sky Acquisition in December 2021. The Company voluntarily prepaid $25.0 million of the Second Lien Term Facility on December 30, 2022. On February 28, 2023, the remaining Second Lien Term Facility balance of $160.0 million was repaid (the 2023 Payoff) and related guarantees and liens were discharged and released. The balance of unamortized deferred financing costs related to the Second Lien Term Facility of $7.1 million was recorded as a loss on extinguishment of debt in the Consolidated Statements of (Loss) Income for the year ended December 31, 2023.
Under the terms of the Vertex Second Lien Credit Agreement, the Vertex Borrower was required to remit a prepayment premium of $1.6 million with the 2023 Payoff, which was recorded as a loss on extinguishment of debt in the Consolidated Statements of (Loss) Income for the year ended December 31, 2023.
Vertex ABL Credit Agreement
The Vertex ABL Credit Agreement provided for a senior secured revolving loan facility (the ABL Facility) of up to an aggregate amount of $200.0 million (the loans thereunder, the ABL Loans). The Vertex ABL Credit Agreement also provided for (i) a $30.0 million sublimit of availability for letters of credit, and (ii) a $10.0 million sublimit for short-term borrowings on a swingline basis. On February 28, 2023, the outstanding ABL Facility borrowings of $67.5 million were repaid and related guarantees and liens were discharged and released. The balance of unamortized deferred financing costs related to the Vertex ABL Credit Agreement of $1.5 million was recorded as a loss on extinguishment of debt in the Consolidated Statements of (Loss) Income for the year ended December 31, 2023.
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

Index to Consolidated Financial Statements
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of December 31, 2023, the effective interest rate for the Term Loan portion of the 2023 Credit Agreement was 8.41%.
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
As of December 31, 2023, there were no outstanding borrowings and $17.5 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $482.5 million as of December 31, 2023. Unamortized deferred financing costs related to the 2023 Revolver of $4.2 million are included in other non-current assets in the Consolidated Balance Sheets. As of December 31, 2023, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of December 31, 2023, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $245.3 million, excluding unamortized deferred financing costs of $2.1 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of December 31, 2023 was $245.6 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The Company's aggregate scheduled maturities as of December 31, 2023 are as follows:

(In thousands)	Payments due
2024	$15,361
2025	20,049
2026	21,611
2027	21,611
2028	1,075,528
Total	$1,154,160
As of December 31, 2023, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.

Index to Consolidated Financial Statements
NOTE 11
DERIVATIVE INSTRUMENTS
Interest Rate Derivative Instruments
The Company is exposed to the risk that earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To manage this risk, the Company has periodically entered into interest rate swaps in which we agree to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities. The Company's outstanding derivative instruments have not contained credit risk related contingent features nor is collateral generally required.
The interest rate swaps are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining term of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive loss, net of tax, to interest expense on the Consolidated Statements of Income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense.
The Company entered into $350.0 million of interest rate swap contracts during the first six months of 2023. These contracts had a notional value of $345.3 million as of December 31, 2023. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2023:

(In thousands)	Fair Value (Level 2)
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$3,381
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$3,006
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive income	$375
There were no interest rate swaps designated as cash flow hedges for the year ended December 31, 2022.
The Company regularly assesses the creditworthiness of the counterparty. As of December 31, 2023, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $4.1 million and net interest rate derivative losses of $0.4 million and $1.0 million were recognized in interest expense, net in the Consolidated Statements of Income during 2023, 2022, and 2021, respectively. The Company expects $3.5 million of existing interest rate swap gains reported in accumulated other comprehensive income as of December 31, 2023 to be recognized in earnings within the next 12 months.
Foreign Currency Derivative Instrument
The Company transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in cash flows and earnings caused by fluctuations in foreign exchange rates, the Company has entered into forward contracts to buy and sell foreign currency. By policy, the Company does not enter into these contracts for trading purposes or speculation.
The Company had no outstanding foreign currency forward contracts as of December 31, 2023 and 2022.
Net foreign currency derivative gains and losses recognized in selling, general and administrative expense during 2023, 2022, and 2021 were not material.
NOTE 12
LEASES
We determine whether an arrangement contains a lease at inception. We have operating leases for office space, apartments, vehicles, and machinery and equipment. Our operating leases have lease terms of less than one year to ten years.

Index to Consolidated Financial Statements
We do not separate lease components from non-lease components (e.g., common area maintenance, property taxes, and insurance) but account for both components in a contract as a single lease component.
The components of lease expense are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Operating lease expense	$20,064	$17,167
Variable lease expense	348	568
Short-term lease expense	85,345	82,952
Total lease expense	$105,757	$100,687
Supplemental balance sheet information related to our operating leases is as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Right-of-use assets	$41,215	$52,825

Current lease liabilities (recorded in other accrued liabilities)	$13,644	$17,564
Long-term operating lease liabilities	34,691	41,083
Total operating lease liabilities	$48,335	$58,647
During the year ended December 31, 2023, we recognized additional right-of-use assets of $7.7 million from newly executed operating leases.
The weighted average remaining lease term and discount rate for our operating leases at December 31, 2023 were 5.0 years and 4.7%, respectively.
Maturities of lease liabilities at December 31, 2023 were as follows:

(In thousands)	Payments due
2024	$15,489
2025	10,610
2026	8,868
2027	6,940
2028	4,369
After 2028	8,065
Total minimum lease payments	$54,341
Less: Imputed interest	(6,006)
Total operating lease liabilities	$48,335
NOTE 13
INCOME TAXES
The Company determines the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, the Company looks to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2023, the Company did not establish or release an additional valuation allowance.

Index to Consolidated Financial Statements
The sources of pre-tax income and the components of income tax expense for the years ended December 31, 2023, 2022 and 2021, respectively, are as follows:

(in thousands)	2023	2022	2021
Income Components
United States	$(32,143)	$(8,324)	$51,532
Foreign	7,625	2,216	2,503
Total pre-tax (loss) income	$(24,518)	$(6,108)	$54,035
Income tax expense components
Current income tax provision
United States-Federal	$(3,776)	$1,145	$11,860
United States-State and local	1,648	334	740
Foreign	7,208	4,558	1,477
Total current income tax provision	5,080	6,037	14,077
Deferred income tax (benefit) provision
United States-Federal	(7,368)	(317)	(5,008)
United States-State and local	747	2,577	(211)
Foreign	(404)	(75)	(551)
Total deferred income tax (benefit) provision	(7,025)	2,185	(5,770)
Total income tax (benefit) expense	$(1,945)	$8,222	$8,307
Effective income tax rate	7.9%	(134.6)%	15.4%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2023	2022	2021
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax, net of federal benefit	(7.7)%	(38.1)%	1.1%
Foreign taxes	(3.6)%	(24.6)%	0.3%
Uncertain tax positions	8.2%	16.3%	4.1%
Return to provision true-ups	(7.3)%	8.6%	(0.5)%
Foreign derived intangible income deduction	—%	11.3%	(7.3)%
Non-deductible compensation expense[1]	(12.5)%	(79.0)%	1.6%
Stock-based compensation[1]	3.9%	(1.5)%	(1.1)%
Non-deductible transaction expense	—%	(59.5)%	—%
Tax credits	9.4%	12.2%	(3.8)%
Meals and entertainment[1]	(2.0)%	(0.3)%	—%
Other[1]	(1.5)%	(1.0)%	—%
Effective income tax rate	7.9%	(134.6)%	15.4%
[1] Prior year rates have been reclassified to conform to current year presentation.

Index to Consolidated Financial Statements
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which the Company expects the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2023	2022
Deferred tax assets
Compensation and benefits	$16,952	$12,461
Reserves	36,193	45,952
Lease liability	11,272	13,585
Research expenditures	14,916	8,269
Tax credits	—	1,468
Disallowed interest	40,130	23,345
Net operating losses	792	2,415
Other	3,165	4,416
Total deferred tax assets	$123,420	$111,911
Deferred tax liabilities
Goodwill and intangibles	$(96,653)	$(97,014)
Unbilled receivables	(14,212)	—
Property, plant and equipment, net	(9,941)	(13,279)
Right-of-use assets	(9,591)	(12,278)
Other liabilities	(4,786)	(5,153)
Total deferred tax liabilities	(135,183)	(127,724)
Net deferred tax liabilities	$(11,763)	$(15,813)
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2023	2022	2021
Unrecognized tax benefits-January 1,	$8,611	$9,321	$7,411
Additions for:
Current year tax positions	517	373	2,139
Prior year tax positions	28	613	251
Reductions for:
Lapse of statute of limitations	(2,563)	(1,696)	(480)
Unrecognized tax benefits-December 31,	$6,593	$8,611	$9,321
As of December 31, 2023, 2022, and 2021, unrecognized tax benefits from uncertain tax positions were $6.6 million, $8.6 million and $9.3 million, respectively. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $3.0 million during the next 12 months in connection with matters which may be resolved. The total amount of unrecognized benefit that, if recognized, would affect the effective tax rate was $7.1 million, $8.3 million, and $9.3 million as of December 31, 2023, 2022, and 2021, respectively, excluding the interest and penalties.
Interest relating to tax matters is classified as a component of interest expense, and tax penalties are classified as a component of income tax expense on the Consolidated Statements of Income. The Company recognized net interest related to tax matters of $0.2 million, $0.2 million, and $0.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Company has accrued $0.1 million and $0.8 million of net interest and penalties as of December 31, 2023 and 2022, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of certain foreign subsidiaries since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company may be subject to federal income and foreign withholding taxes.

Index to Consolidated Financial Statements
The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2020. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to global intangible low taxed income (GILTI) as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a measurement of its deferred taxes (the “deferred method”). The Company has chosen to account for GILTI under the period cost method as an accounting policy, and therefore the anticipated future expense associated with GILTI is not reflected in the Consolidated Financial Statements.
NOTE 14
POST-EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of eligible employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $30.8 million, $17.4 million and $8.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company participates in multiemployer pension plans for certain employees covered by collective bargaining agreements. Contributions are based on specified hourly rates for eligible hours. Company expenses related to these plans were $12.9 million, $6.3 million and $1.1 million during 2023, 2022, and 2021, respectively. The Company is unaware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the Company.
The Company has two non-qualified deferred compensation plans one established during the first quarter of 2021 and one assumed in the Merger. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets and liabilities as of December 31, 2023 and 2022 were $3.2 million and $1.5 million, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. Although the plan did not end, excess savings were paid out due to the Merger. As of December 31, 2023 and December 31, 2022 accrued contributions under the Excess Savings Plan were $0.1 million and $0.1 million, respectively.
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

Index to Consolidated Financial Statements
NOTE 15
COMMITMENTS AND CONTINGENCIES
General
From time to time, to the Company is involved in various investigations, lawsuits, arbitration, claims, enforcement actions and other legal proceedings including government investigations and claims, which are incidental to the operation of its business. Some of these proceedings seek remedies relating to employment matters, matters in connection with the Company's contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, V2X and the U.S. government representatives engage in discussions to enable V2X to evaluate the merits of these claims as well as to assess the amounts being claimed.
Where appropriate, provisions are made to reflect probable losses related to the matters raised by U.S. government representatives. Such assessments, along with any assessments regarding provisions for legal proceedings, are reviewed on a quarterly basis for sufficiency based on the latest information available to us.
The Company estimated and accrued $12.1 million and $27.6 million as of December 31, 2023 and 2022, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
U.S. Government Contracts, Investigations and Claims
The Company has U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on the Company’s financial condition or results of operations. Furthermore, our contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in non-reimbursable expenses or charges or otherwise adversely affecting the Company's financial condition and results of operations.
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
In the performance of its contracts, the Company routinely requests contract modifications that require additional funding from U.S. government customers. Most often, these requests are due to customer-directed changes in the scope of work. While the Company is entitled to recovery of these costs under its contracts, the administrative process with the U.S. government customer may be protracted. Based on the circumstances, the Company periodically files REAs that are sometimes converted into claims. In some cases, these requests are disputed by the U.S. government customer. The Company believes its outstanding modifications, REAs and other claims will be resolved without material adverse impact to its results of operations, financial condition or cash flows.

Index to Consolidated Financial Statements
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
There were 3.5 million shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan. As of December 31, 2023, 0.9 million shares remained available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Compensation costs for equity-based awards	$31,456	$31,897	$7,261
Compensation costs for liability-based awards	1,387	839	1,070
Total compensation costs, pre-tax	$32,843	$32,736	$8,331
Future tax benefit	$7,685	$7,726	$1,810
Liability-based awards were revalued at the end of each reporting period to reflect changes in fair value. For 2022, in concurrence with the Merger, fair value was measured as of the Closing Date and the aggregate future award payouts were fixed at $4.6 million. The Company paid $1.5 million and $2.9 million related to liability-based compensation awards during the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, total unrecognized compensation costs related to equity-based awards and liability-based awards were $18.0 million and $0.7 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.51 years and 1.00 year, respectively.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2023, 2022 and 2021 and changes during the years then ended is presented below:

	2023		2022		2021
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	42	$22.86	59	$23.19	74	$23.37
Granted	—	$—	—	$—	—	$—
Exercised	(2)	$20.62	(17)	$24.02	(15)	$24.04
Forfeited, canceled or expired	—	$—	—	$—	—	$—
Outstanding and exercisable at December 31,	40	$22.93	42	$22.86	59	$23.19

Index to Consolidated Financial Statements
All outstanding NQOs are exercisable. The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2023:

(In thousands, except per share data)	Options Outstanding and Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$20.06 - $21.98	32	2.31	$21.72	$800
$26.05 - $32.04	8	0.63	27.83	149
Total options and aggregate intrinsic value	40	2.94	$22.93	$949
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $46.44 per share on December 31, 2023, which would have been received by the option holders if all option holders had exercised their options as of that date. There were no exercisable options "out of the money" as of December 31, 2023. The aggregate intrinsic value of options exercised during the year ended December 31, 2023 was not material. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.2 million and $0.4 million, respectively.
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
On July 5, 2022, pursuant to the terms of the Merger Agreement, the Company issued an additional 1,346,089 RSUs, with a grant date fair value of $33.92 per share, to certain employees of Vertex (Replacement Awards). The Replacement Awards will be settled in shares of the Company's common stock, with 517,918 Replacement Awards having vested on the six-month anniversary following the grant date and a quarter of the remaining 828,171 Replacement Awards vesting on each of four six-month anniversary dates following the grant date.
The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2023, 2022 and 2021.

	2023		2022		2021
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	1,628	$35.47	245	$51.18	253	$41.67
Granted	318	$40.50	236	$35.83	155	$56.43
Replacement awards	—	$—	1,346	$33.92	—	$—
Vested	(1,136)	$43.07	(171)	$44.85	(137)	$40.04
Forfeited or canceled	(10)	$42.81	(28)	$44.12	(26)	$48.73
Outstanding at December 31,	800	$37.29	1,628	$35.47	245	$51.18
The total grant date fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $40.0 million, $7.7 million and $5.5 million, respectively.
On August 11, 2020, our total outstanding 15,839 liability-based cash-settled restricted stock unit compensation awards (CRSUs) were exchanged for 15,839 RSUs. As of the exchange date, both the CRSUs and RSUs had the same vesting conditions, fair value of $52.28, and unrecognized compensation expense of $0.4 million.

Index to Consolidated Financial Statements
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
There were no TSR awards granted during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company granted TSR awards with aggregate target TSR values of $2.8 million and $2.2 million, respectively. The fair value of TSR awards was measured quarterly based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments could range from 0% to 200% of the target value. For the years ended December 31, 2023, 2022 and 2021, $1.4 million, $0.8 million and $1.1 million, respectively, was recorded in selling, general, and administrative expenses for TSR awards. Payments of $1.0 million were made in January 2024 for the 2021 TSR awards, and payments of $0.4 million were made in October 2023 related to a former employee's 2021 and 2022 TSR awards. Payments of $1.1 million were made in January 2023 for the 2020 TSR awards, and payments of $2.9 million were made in January 2022 for the 2019 TSR awards. Payments, if any, for the remaining 2022 TSR awards are expected to be made in January 2025. As of December 31, 2023 and 2022, we had $2.4 million and $2.5 million, respectively, recorded as a liability related to TSR awards in other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets.
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
The table below provides a roll-forward of outstanding PSUs for the year ended December 31, 2023.

(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	—	$—
Granted	279	$40.41
Forfeited or canceled	(12)	$51.38
Outstanding at December 31,	267	$43.45
As of December 31, 2023, there was $5.2 million of unrecognized PSU related compensation expense.
NOTE 17
SHAREHOLDERS' EQUITY
As of December 31, 2023, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. At December 31, 2023, there were 31.2 million shares of common stock issued and outstanding. No preferred stock was issued and outstanding at December 31, 2023 and 2022.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There were 3.5 million shares of common stock authorized under this plan. At December 31, 2023, we had a remaining balance of 0.9 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.

Index to Consolidated Financial Statements
NOTE 18
SALE OF RECEIVABLES
During 2023, the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (MUFG) for the sale of certain designated eligible receivables up to a maximum amount of $200.0 million with the U.S. government. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk.
The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC Topic 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.

As of and for the
Year Ended December 31,
(In thousands)	2023
Beginning balance:	$—
Sale of receivables	1,394,998
Cash collections	(1,322,284)
Outstanding balance sold to MUFG[1]	72,714
Cash collected, not remitted to MUFG[2]	(10,160)
Remaining sold receivables	$62,554
[1] For the year ended December 31, 2023, the Company recorded a net cash inflow from sale of receivables of $72.7 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of December 31, 2023. This balance is included in other accrued liabilities as of the balance sheet date.
During the year ended December 31, 2023, the Company incurred purchase discount fees, net of servicing fees, of $4.0 million, which are presented in other expense, net on the Consolidated Statements of Loss and are reflected as cash flows from operating activities on the Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of December 31, 2023. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Consolidated Statements of Cash Flows.

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
Date: March 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Prow Charles L. Prow	President and Chief Executive Officer, Director (Principal Executive Officer)	March 5, 2024
/s/ Shawn Mural Shawn Mural	Chief Financial Officer (Principal Financial Officer)	March 5, 2024
/s/ William B. Noon William B. Noon	Chief Accounting Officer	March 5, 2024
/s/ Mary L. Howell Mary L. Howell	Chair and Director	March 5, 2024
/s/ Dino M. Cusumano Dino M. Cusumano	Director	March 5, 2024
/s/ Abbas Elegba Abbas Elegba	Director	March 5, 2024
/s/ Lee E. Evangelakos Lee E. Evangelakos	Director	March 5, 2024
/s/ Melvin F. Parker Melvin F. Parker	Director	March 5, 2024
/s/ Eric M. Pillmore Eric M. Pillmore	Director	March 5, 2024
/s/ Joel M. Rotroff Joel M. Rotroff	Director	March 5, 2024
/s/ Neil D. Snyder Neil D. Snyder	Director	March 5, 2024
/s/ Stephen L. Waechter Stephen L. Waechter	Director	March 5, 2024
/s/ Phillip C. Widman Phillip C. Widman	Director	March 5, 2024