Form 10-Q
period 2024-03-29
V2X, Inc.
filed 2024-05-07
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
or
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
As of April 30, 2024, there were 31,459,020 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share data)	2024	2023
Revenue	$1,010,564	$943,460
Cost of revenue	940,290	864,630
Selling, general, and administrative expenses	39,943	48,251
Operating income	30,331	30,579
Loss on extinguishment of debt	—	(22,052)
Interest expense, net	(27,574)	(31,744)
Other expense, net	(1,633)	—
Income (loss) from operations before income taxes	1,124	(23,217)
Income tax benefit	(20)	(5,737)
Net income (loss)	$1,144	$(17,480)

Earnings (loss) per share
Basic	$0.04	$(0.57)
Diluted	$0.04	$(0.57)
Weighted average common shares outstanding - basic	31,351	30,927
Weighted average common shares outstanding - diluted	31,794	30,927
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Net income (loss)	$1,144	$(17,480)
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	4,921	(2,347)
Tax benefit	430	148
Net change in derivative instruments	5,351	(2,199)
Foreign currency translation adjustments, net of tax	(2,843)	1,806
Other comprehensive income (loss), net of tax	2,508	(393)
Total comprehensive income (loss)	$3,652	$(17,873)
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 29,	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$35,658	$72,651
Receivables	788,490	705,995
Prepaid expenses and other current assets	129,427	96,223
Total current assets	953,575	874,869
Property, plant, and equipment, net	93,362	85,429
Goodwill	1,648,298	1,656,926
Intangible assets, net	389,448	407,530
Right-of-use assets	37,629	41,215
Other non-current assets	17,379	15,931
Total non-current assets	2,186,116	2,207,031
Total Assets	$3,139,691	$3,081,900
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$430,600	$453,052
Compensation and other employee benefits	139,349	158,088
Short-term debt	15,361	15,361
Other accrued liabilities	267,425	213,700
Total current liabilities	852,735	840,201
Long-term debt, net	1,154,345	1,100,269
Deferred tax liabilities	13,698	11,763
Operating lease liabilities	32,419	34,691
Other non-current liabilities	92,758	104,176
Total non-current liabilities	1,293,220	1,250,899
Total liabilities	2,145,955	2,091,100
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,452,806 and 31,191,628 shares issued and outstanding as of March 29, 2024 and December 31, 2023, respectively	315	312
Additional paid in capital	761,605	762,324
Retained earnings	231,995	230,851
Accumulated other comprehensive loss	(179)	(2,687)
Total shareholders' equity	993,736	990,800
Total Liabilities and Shareholders' Equity	$3,139,691	$3,081,900
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Operating activities
Net income (loss)	$1,144	$(17,480)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	6,243	5,412
Amortization of intangible assets	22,539	22,606
Loss on disposal of property, plant, and equipment	8	31
Stock-based compensation	5,149	12,872
Deferred taxes	(262)	(6,034)
Amortization of debt issuance costs	2,160	2,513
Loss on extinguishment of debt	—	22,052
Changes in assets and liabilities:
Receivables	(55,363)	(30,649)
Other assets	(23,522)	(9,778)
Accounts payable	(33,715)	(4,115)
Compensation and other employee benefits	(18,607)	(24,182)
Other liabilities	37,000	(11,740)
Net cash used in operating activities	(57,226)	(38,492)
Investing activities
Purchases of capital assets	(7,775)	(9,076)
Proceeds from the disposition of assets	5	—
Acquisitions of businesses	(16,939)	—
Net cash used in investing activities	(24,709)	(9,076)
Financing activities
Proceeds from issuance of long-term debt	—	250,000
Repayments of long-term debt	(3,840)	(421,013)
Proceeds from revolver	375,250	348,750
Repayments of revolver	(319,250)	(163,750)
Proceeds from stock awards and stock options	3	5
Payment of debt issuance costs	—	(7,507)
Prepayment premium on early redemption of debt	—	(1,600)
Payments of employee withholding taxes on share-based compensation	(5,702)	(12,806)
Net cash provided by (used in) financing activities	46,461	(7,921)
Exchange rate effect on cash	(1,519)	1,567
Net change in cash, cash equivalents and restricted cash	(36,993)	(53,922)
Cash, cash equivalents and restricted cash - beginning of period	72,651	116,067
Cash, cash equivalents and restricted cash - end of period	$35,658	$62,145

Supplemental disclosure of cash flow information:
Interest paid	$27,125	$29,066
Income taxes paid	$1,014	$300
Purchase of capital assets on account	$410	$494
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(17,480)	—	(17,480)
Foreign currency translation adjustments	—	—	—	—	1,806	1,806
Unrealized loss on cash flow hedge	—	—	—	—	(2,199)	(2,199)
Employee stock awards and stock options	535	5	—	—	—	5
Taxes withheld on stock compensation awards	—	—	(12,806)	—	—	(12,806)
Stock-based compensation	—	—	12,066	—	—	12,066
Balance at March 31, 2023	31,005	$310	$748,137	$235,944	$(5,920)	$978,471

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	1,144	—	1,144
Foreign currency translation adjustments	—	—	—	—	(2,843)	(2,843)
Unrealized gain on cash flow hedge	—	—	—	—	5,351	5,351
Employee stock awards and stock options	261	3	—	—	—	3
Taxes withheld on stock compensation awards	—	—	(5,702)	—	—	(5,702)
Stock-based compensation	—	—	4,983	—	—	4,983
Balance at March 29, 2024	31,453	$315	$761,605	$231,995	$(179)	$993,736
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
Unless the context otherwise requires or unless stated otherwise, references in these notes to "V2X", "we," "us," "our," “combined company”, "the Company" and "our Company" refer to V2X, Inc. and all of its consolidated subsidiaries, taken together as a whole.
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
The Company accounts for its investments in HDSS, J&J, and ServCore under the equity method and has the ability to exercise significant influence but does not hold a controlling interest. The Company's proportionate 25%, 50%, and 40% shares, respectively, of income or losses from HDSS, J&J, and ServCore are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss). The Company's investment in these joint ventures is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of March 29, 2024 and December 31, 2023, the Company's combined investment balance was $4.8 million and $5.4 million, respectively. The Company's proportionate share of income from equity method investments was $2.6 million and $1.8 million for the three months ended March 29, 2024 and March 31, 2023, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (March 29, 2024 for the first quarter of 2024 and March 31, 2023 for the first quarter of 2023), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of V2X have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Restricted Cash
As of March 29, 2024, the Company had total cash, cash equivalents, and restricted cash of $35.7 million which included $2.1 million of restricted cash. The Company's restricted cash was $2.0 million as of December 31, 2023.

Related Party Transactions
During the three months ended March 29, 2024 and March 31, 2023, the Company recorded income of $0.5 million and $0.7 million, respectively, related to a Transition Services Agreement with Crestview Aerospace LLC (Crestview). The income was recorded as a reduction in cost of sales. Crestview is a subsidiary of American Industrial Partners Capital Fund VI, L.P. (AIP), an affiliate of the majority shareholder of the Company.
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.
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
Remaining performance obligations are presented in the following table:

	March 29,	December 31,
(In millions)	2024	2023
Performance Obligations	$3,268	$3,629
As of March 29, 2024, the Company expects to recognize approximately 63% and 37% of these remaining performance obligations as revenue in 2024 and 2025, respectively.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended March 29, 2024 and March 31, 2023 were favorable by $0.5 million and $13.1 million, respectively.
For the three months ended March 29, 2024 and March 31, 2023, the net adjustments to operating income increased revenue by $3.4 million and $13.9 million, respectively.

Revenue by Category
Generally, the sales price elements for the Company's contracts are cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials, all of which are commonly identified with a single contract. On a cost-plus contract, the Company is paid allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by the Company's customers.
On cost-plus contracts, the Company does not bear the risks of unexpected cost overruns, provided that incurred costs do not exceed the predetermined funded amounts. Most of the Company's cost-plus contracts also contain a firm-fixed-price element. Cost-plus contracts with award and incentive fee provisions are primarily variable contract fee arrangements. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees are based on the relationship between total allowable and target cost.
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
The following tables present various revenue disaggregations.
Revenue by contract type is as follows:

	Three Months Ended
	March 29,	March 31,	%
(In thousands)	2024	2023	Change
Cost-plus and cost-reimbursable	$604,167	$523,030	15.5%
Firm-fixed-price	379,272	385,112	(1.5)%
Time-and-materials	27,125	35,318	(23.2)%
Total revenue	$1,010,564	$943,460
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended
	March 29,	March 31,	%
(In thousands)	2024	2023	Change
United States	$544,726	$548,770	(0.7)%
Middle East	343,216	281,121	22.1%
Asia	68,802	64,317	7.0%
Europe	53,820	49,252	9.3%
Total revenue	$1,010,564	$943,460
Revenue by contract relationship is as follows:

	Three Months Ended
	March 29,	March 31,	%
(In thousands)	2024	2023	Change
Prime contractor	$945,155	$879,179	7.5%
Subcontractor	65,409	64,281	1.8%
Total revenue	$1,010,564	$943,460

Revenue by customer is as follows:

	Three Months Ended
	March 29,	March 31,	%
(In thousands)	2024	2023	Change
Army	$433,430	$390,503	11.0%
Navy	321,384	292,690	9.8%
Air Force	118,569	129,981	(8.8)%
Other	137,181	130,286	5.3%
Total revenue	$1,010,564	$943,460
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
As of January 1, 2023, the Company had contract assets of $487.8 million. As of March 29, 2024 and December 31, 2023, the Company had contract assets of $658.9 million and $561.9 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of January 1, 2023, the Company had contract liabilities of $76.4 million. As of March 29, 2024 and December 31, 2023, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $142.0 million and $109.6 million, respectively.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	March 29,	December 31,
(In thousands)	2024	2023
Billed receivables	$117,203	$109,318
Unbilled receivables (contract assets)	658,893	561,862
Other	12,394	34,815
Total receivables	$788,490	$705,995
As of March 29, 2024 and December 31, 2023, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the March 29, 2024 contract assets during 2024. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.

NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
The First Lien Credit Agreement provides for a tranche of term loans in an aggregate original principal amount of $911.1 million. The loans under the First Lien Credit Agreement amortize in an amount equal to approximately $2.3 million per quarter through September 30, 2028, with the balance of $865.6 million due on December 6, 2028.
Vertex Aerospace Services LLC (Vertex Borrower) obligations under the First Lien Credit Agreement are guaranteed by Vertex Intermediate LLC and Vertex Borrower’s wholly-owned domestic subsidiaries (collectively, the Guarantors), subject to customary exceptions and limitations. The Vertex Borrower’s obligations under the First Lien Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority-lien on substantially all the Vertex Borrower’s and the Guarantors’ assets which exists on a pari passu basis with the lien held by the 2023 Credit Agreement lenders.
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 2.25% per annum, or SOFR, plus a margin of 3.25% per annum. As of March 29, 2024, the effective interest rate for the First Lien Credit Agreement was 9.48%.
The First Lien Credit Agreement contains customary representations and warranties and affirmative covenants. The First Lien Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, additional liens, sales of assets, dividends, investments and advances, prepayments of debt and mergers and acquisitions.
The First Lien Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the First Lien Credit Agreement to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Vertex Borrower may be required immediately to repay all amounts outstanding under the First Lien Credit Agreement.
As of March 29, 2024, the carrying value of the First Lien Credit Agreement was $906.6 million, excluding deferred discount and unamortized deferred financing costs of $34.7 million. The estimated fair value of the First Lien Credit Agreement as of March 29, 2024 was $908.8 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
2023 Credit Agreement
The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the Vertex Borrower’s assets and consists of (a) a $500.0 million five-year revolving credit facility (2023 Revolver) (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million term loan (2023 Term Loan).
The 2023 Term Loan amortizes at approximately $1.6 million per quarter for the fiscal quarters ending June 30, 2023 through March 31, 2025, increasing to $3.1 million per quarter for the fiscal quarters ending June 30, 2025 through December 31, 2027, with the balance of $203.1 million due on February 28, 2028.
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of March 29, 2024, the effective interest rates for the 2023 Revolver and Term Loan were 9.14% and 8.38%, respectively.
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
As of March 29, 2024, there were $56.0 million of outstanding borrowings and $17.2 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $426.8 million as of March 29, 2024. Unamortized deferred financing costs related to the 2023 Revolver of $3.9 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 29, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of March 29, 2024, the carrying value of the 2023 Term Loan was $243.8 million, excluding unamortized deferred financing costs of $2.0 million. The estimated fair value of the 2023 Term Loan as of March 29, 2024 was $244.1 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of March 29, 2024 are as follows:

(In thousands)	Payments due
2024 (remainder of the year)	$11,521
2025	20,049
2026	21,611
2027	21,611
2028	1,131,527
Total	$1,206,319
As of March 29, 2024, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
NOTE 6
DERIVATIVE INSTRUMENTS
During the periods covered by this report, the Company has made no changes to its policies or strategies for the use of derivative instruments and there has been no change in related accounting methods. For the Company's derivative instruments, which are designated as cash flow hedges, gains and losses are initially reported as a component of accumulated other comprehensive income (loss) and subsequently recognized in earnings with the corresponding hedged item.
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into $350.0 million of interest rate swap contracts during the first six months of 2023. As of March 29, 2024 and December 31, 2023, these contracts had notional values of $343.8 million and $345.3 million, respectively. These contracts are designated and qualify as effective cash flow hedges.

The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets as of March 29, 2024:

(In thousands)	Fair Value (level 2)
	Balance sheet caption	Amount
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$4,095
Interest rate swap designated as cash flow hedge	Other non-current assets	$1,201
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive income	$5,296
The Company regularly assesses the creditworthiness of the counterparty. As of March 29, 2024, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $1.5 million and a nominal amount were recognized in interest expense, net, in the Condensed Consolidated Statements of Income (Loss) during the three months ended March 29, 2024 and March 31, 2023, respectively. The Company expects $4.3 million of existing interest rate swap gains reported in accumulated other comprehensive income as of March 29, 2024 to be recognized in earnings within the next 12 months.
NOTE 7
COMMITMENTS AND CONTINGENCIES
General
From time to time, the Company is involved in various investigations, lawsuits, arbitrations, claims, enforcement actions and other legal proceedings, including government investigations and claims, which are incidental to the operation of its business. Some of these proceedings seek remedies relating to employment matters, matters relating to injuries to people or property damage, matters in connection with the Company's contracts and matters arising under laws relating to the protection of the environment. Additionally, U.S. government customers periodically advise the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, V2X and the U.S. government representatives engage in discussions to enable V2X to evaluate the merits of these claims as well as to assess the amounts being claimed.
Where appropriate, provisions are made to reflect probable losses related to the matters raised by U.S. government representatives. Such assessments, along with any assessments regarding provisions for other legal proceedings, are reviewed on a quarterly basis for sufficiency based on the latest information available to us.
The Company estimated and accrued $12.4 million and $12.1 million as of March 29, 2024 and December 31, 2023, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
U.S. Government Contracts, Investigations and Claims
The Company has U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on the Company's financial condition or results of operations. Furthermore, the Company's contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in non-reimbursable expenses or charges or otherwise adversely affecting the Company's financial condition and results of operations.
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

U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review the Company's performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of compliance with government standards for business systems, including accounting, earned value management, estimating, materials management and accounting, purchasing, and property management systems. A finding by a U.S. government agency that the Company’s business systems are not adequate could adversely affect the Company’s financial condition and results of operations.
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
NOTE 8
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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Compensation costs for equity-based awards	$4,983	$12,066
Compensation costs for liability-based awards	166	806
Total compensation costs, pre-tax	$5,149	$12,872
Future tax benefit	$1,065	$2,971
As of March 29, 2024, total unrecognized compensation costs related to equity-based awards and liability-based awards were $26.6 million and $0.5 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.85 years and 0.76 years, respectively.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the three months ended March 29, 2024:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2024	40	$22.93	800	$37.29	267	$43.45
Granted	—	$—	251	$44.92	96	$44.92
Exercised	—	$—	(397)	$42.15	—	$—
Vested	—	$—	—	$—	—	$—
Forfeited or expired	—	$—	(29)	$39.83	(34)	$39.45
Outstanding at March 29, 2024	40	$22.93	625	$40.86	329	$41.88

Restricted Stock Units
RSUs awarded to employees vest in one-third increments on each of the three anniversary dates following the grant date subject to continued employment as described in the RSU award agreement. RSUs issued to directors are typically granted annually and vest approximately one year after the grant date. The fair value of each RSU grant was determined based on the closing price of V2X common stock on the date of grant. Stock compensation expense will be recognized ratably over the requisite service period of the RSU awards.
As of March 29, 2024, there was $18.5 million of unrecognized RSU related compensation expense.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. There were no cash-based TSR awards granted in the first quarter of 2024. As of March 29, 2024, there was $0.5 million of unrecognized TSR related compensation expense.
Performance Share Units
During the first quarter of 2024, the Company granted performance-based awards with market conditions. The awards will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures as compared to peer group companies, and the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
As of March 29, 2024, there was $8.1 million of unrecognized PSU related compensation expense.
NOTE 9
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
For the three months ended March 29, 2024 and March 31, 2023, the Company recorded income tax benefits which were not material and $5.7 million, respectively. The Company's effective income tax rates for the three months ended March 29, 2024 and March 31, 2023 were (1.8)% and 24.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income and income tax credits.
Uncertain Tax Positions
As of March 29, 2024 and December 31, 2023, unrecognized tax benefits from uncertain tax positions were $6.6 million and $6.6 million, respectively.

NOTE 10
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

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share data)	2024	2023
Net income (loss)	$1,144	$(17,480)

Weighted average common shares outstanding	31,351	30,927
Add: Dilutive impact of stock options	18	—
Add: Dilutive impact of restricted stock units	425	—
Diluted weighted average common shares outstanding	31,794	30,927

Earnings (loss) per share
Basic	$0.04	$(0.57)
Diluted	$0.04	$(0.57)
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Anti-dilutive stock options	—	—
Anti-dilutive restricted stock units	25	—
Total	25	—
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors two non-qualified deferred compensation plans. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of the plan investments and obligations are recorded in selling, general, and administrative expenses. The plans assets and liabilities were $4.2 million and $3.2 million as of March 29, 2024 and December 31, 2023, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $5.0 million and $3.3 million for the three months ended March 29, 2024 and March 31, 2023, respectively.
NOTE 12
SALE OF RECEIVABLES
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (MUFG) for the sale of certain designated eligible receivables up to a maximum amount of $200.0 million with the U.S. government. Receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk.

The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC Topic 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.

As of and for the
Three Months Ended
March 29,
(In thousands)	2024
Beginning balance:	$72,715
Sale of receivables	621,920
Cash collections	(588,266)
Outstanding balance sold to MUFG[1]	106,369
Cash collected, not remitted to MUFG[2]	(24,167)
Remaining sold receivables	$82,202

[1] For the three months ended March 29, 2024, the Company recorded a net cash inflow from sale of receivables of $33.7 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of March 29, 2024. This balance is included in other accrued liabilities as of the balance sheet date.
During the three months ended March 29, 2024, the Company incurred purchase discount fees, net of servicing fees, of $1.6 million, which are presented in other expense, net on the Condensed Consolidated Statements of Income (Loss) and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of March 29, 2024. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking Statement Information" for further information. Amounts presented in and throughout this Item 2 are rounded and, as such, rounding differences could occur in period over period changes and percentages reported.
Overview
V2X is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and provides a comprehensive suite of integrated solutions and critical service offerings across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Our primary customer is the U.S. Department of Defense (DoD). For the three months ended March 29, 2024 and March 31, 2023, the Company had total revenue of $1.0 billion and $0.9 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the three months ended March 29, 2024 and March 31, 2023, we generated approximately 43% and 41%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $67.1 million, or 7.1%, for the three months ended March 29, 2024 as compared to the three months ended March 31, 2023. Revenue increased primarily due to organic growth for legacy programs. Revenue from our programs in the Middle East, Europe and Asia increased by $62.1 million, $4.6 million, $4.5 million, respectively, partially offset by a decrease in revenue from our programs in the U.S. of $4.0 million.
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
Further details related to consolidated financial results for the three months ended March 29, 2024, compared to the three months ended March 31, 2023, are contained in the "Discussion of Financial Results" section.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Three Months Ended
	March 29,	March 31,
Contract Name	2024	2023
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	11.0%	13.6%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2024, with two additional twelve-month options and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $110.7 million and $127.9 million of revenue for the three months ended March 29, 2024 and March 31, 2023, respectively.

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
We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience. Most of our contracts have terms that would permit recovery of all or a portion of our incurred costs and fees for work performed in the event of a termination for convenience.
The following is a summary of funded and unfunded backlog:

	March 29,	December 31,
(In millions)	2024	2023
Funded backlog	$2,689	$2,778
Unfunded backlog	9,870	10,011
Total backlog	$12,559	$12,789
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $860.4 million during the three months ended March 29, 2024, which was a decrease of $121.6 million compared to the three months ended March 31, 2023.
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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On March 23, 2024, the President signed into law the Further Consolidated Appropriations Act for FY 2024, which provides $825 billion in funding for the DoD, through September 30, 2024. The Fiscal 2025 budget request was submitted to the U.S. Congress on March 11, 2024, and requested $895 billion for National Defense, with $850 billion of the total allocated to the DoD.
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
The information provided above does not represent a complete list of trends and uncertainties that could impact the Company's business in either the near or long-term and should be considered along with the risk factors identified in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and updated, as necessary, on subsequent Quarterly Reports on Form 10-Q, and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Three months ended March 29, 2024, compared to three months ended March 31, 2023
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	March 29,	March 31,
(In thousands, except for percentages)	2024	2023	$	%
Revenue	$1,010,564	$943,460	$67,104	7.1%
Cost of revenue	940,290	864,630	75,660	8.8%
% of revenue	93.0%	91.6%
Selling, general, and administrative expenses	39,943	48,251	(8,308)	(17.2)%
% of revenue	4.0%	5.1%
Operating income	30,331	30,579	(248)	(0.8)%
Operating margin	3.0%	3.2%
Loss on extinguishment of debt	—	(22,052)	22,052	(100.0)%
Interest expense, net	(27,574)	(31,744)	4,170	(13.1)%
Other expense, net	(1,633)	—	(1,633)	*
Income (loss) from operations before income taxes	1,124	(23,217)	24,341	(104.8)%
% of revenue	0.1%	(2.5)%
Income tax benefit	(20)	(5,737)	5,717	(99.7)%
Effective income tax rate	(1.8)%	24.7%
Net income (loss)	$1,144	$(17,480)	$18,624	(106.5)%
*Percentage change is not meaningful.
Revenue
Revenue increased $67.1 million, or 7.1%, for the three months ended March 29, 2024 as compared to the three months ended March 31, 2023. Revenue increased primarily due to organic growth for legacy programs. Revenue from our programs in the Middle East, Europe and Asia increased by $62.1 million, $4.6 million, $4.5 million, respectively, partially offset by a decrease in revenue from our programs in the U.S. of $4.0 million.
Cost of Revenue
Cost of revenue increased $75.7 million, or 8.8%, for the three months ended March 29, 2024 as compared to the three months ended March 31, 2023, primarily driven by increases in revenue and changes in contract mix.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses decreased $8.3 million, or 17.2%, for the three months ended March 29, 2024 as compared to the three months ended March 31, 2023, primarily due to cost optimization and lower merger and integration-related costs.
Operating Income
Operating income decreased $0.2 million, or 0.8%, for the three months ended March 29, 2024 as compared to the three months ended March 31, 2023. Operating income as a percentage of revenue was 3.0% for the three months ended March 29, 2024, compared to 3.2% for the three months ended March 31, 2023 primarily driven by changes in contract mix offset by decreased SG&A expenses.
Aggregate cumulative catch-up adjustments increased operating income by $0.5 million and $13.1 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The aggregate cumulative catch-up adjustments for the three months ended March 29, 2024 and March 31, 2023 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $22.1 million for the three months ended March 29, 2024 as compared to the three months ended March 31, 2023 due to a $22.1 million loss on extinguishment of debt recorded for the three months ended March 31, 2023.

Interest (Expense) Income, Net
Interest (expense) income, net for the three months ended March 29, 2024 and March 31, 2023 was as follows:

	Three Months Ended		Change
	March 29,	March 31,
(In thousands, except for percentages)	2024	2023	$	%
Interest income	$290	$208	$82	39.4%
Interest expense	(27,864)	(31,952)	4,088	(12.8)%
Interest expense, net	$(27,574)	$(31,744)	$4,170	(13.1)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $4.2 million for the three months ended March 29, 2024 compared to the three months ended March 31, 2023 due to both a decrease in our debt balance in the first quarter of 2024 compared to the first quarter of 2023, and our interest rate swap contracts, which we entered into at the end of the first quarter of 2023.
Other Expense, Net
During the three months ended March 29, 2024, we incurred purchase discount fees and other expenses of $1.6 million, related to the sale of accounts receivable through the MARPA Facility.
Income Tax Benefit
We recorded income tax benefits which were not material and $5.7 million for the three months ended March 29, 2024 and March 31, 2023, respectively. Our effective income tax rates for the three months ended March 29, 2024 and March 31, 2023, were (1.8)% and 24.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income, and income tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We are not aware of any known trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material decrease in our liquidity. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix of such resources.
Our major source of funding for 2024 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, its credit facilities, and access to capital markets. When necessary, the 2023 Revolver and MARPA Facility are available to satisfy short-term working capital requirements.
If cash flows from operations are less than expected, we may need to access the long-term or short-term capital markets. Although we believe our current financing arrangements will permit financing of our operations on acceptable terms and conditions, access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. We cannot provide assurance that such financing will be available on acceptable terms or that such financing will be available at all.
As of March 29, 2024, there were $56.0 million of outstanding borrowings and $17.2 million of outstanding letters of credit under the 2023 Revolver. Unamortized deferred financing costs related to the 2023 Revolver of $3.9 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 29, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of March 29, 2024, the carrying value of the 2023 Term Loan portion was $243.8 million, excluding unamortized deferred financing costs of $2.0 million. The estimated fair value of the 2023 Term Loan as of March 29, 2024 was $244.1 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.

The cash presented on the Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $34.4 million of our $35.7 million in cash, cash equivalents and restricted cash as of March 29, 2024 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
Sources and Uses of Liquidity
Cash, accounts receivable, unbilled receivables, and accounts payable are the principal components of the Company's working capital and are generally driven by revenue with other short-term fluctuations related to payment practices by customers, sales of accounts receivable through the MARPA Facility and the timing of billings. Our receivables reflect amounts billed to customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date.
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 66 and 58 days as of March 29, 2024 and December 31, 2023, respectively.
The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2024	2023
Operating activities	$(57,226)	$(38,492)
Investing activities	(24,709)	(9,076)
Financing activities	46,461	(7,921)
Foreign exchange[1]	(1,519)	1,567
Net change in cash, cash equivalents and restricted cash	$(36,993)	$(53,922)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the three months ended March 29, 2024 primarily consisted of net cash outflows in working capital accounts of $119.8 million and net cash outflows in other long-term assets and liabilities of $8.0 million, partially offset by cash inflows from non-cash net income items of $35.8 million, cash inflows from the sale of receivables through the MARPA Facility of $33.7 million and net income of $1.1 million.
Net cash used in operating activities for the three months ended March 31, 2023 primarily consisted of net cash outflows in working capital accounts of $68.7 million, other long-term assets and liabilities of $17.8 million, and a net operating loss of $17.5 million, partially offset by cash inflows from non-cash net income items of $65.5 million.
Net cash used in investing activities for the three months ended March 29, 2024 consisted of $16.9 million for the acquisition of businesses and $7.8 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the three months ended March 31, 2023 consisted of $9.1 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash provided by financing activities during the three months ended March 29, 2024 consisted of proceeds from the revolver of $375.3 million, partially offset by revolver repayments of $319.3 million, payments for employee withholding taxes on share-based compensation of $5.7 million, and repayments of long-term debt of $3.8 million.
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
Capital Resources
As of March 29, 2024, we held cash, cash equivalents and restricted cash of $35.7 million, which included $34.4 million held by foreign subsidiaries, and had $426.8 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. We believe that our cash, cash equivalents and restricted cash as of March 29, 2024, as supplemented by cash flows from operations, the 2023 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.

Contractual Obligations
As of March 29, 2024, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$49,780	$10,734	$19,616	$11,375	$8,055
Principal payments on Vertex First Lien Credit Agreement¹	906,570	9,111	18,223	879,236	—
Principal payments on 2023 Credit Agreement¹	299,750	6,250	25,000	268,500	—
Interest on Vertex First Lien and 2023 Credit Agreements	468,067	107,397	208,753	151,917	—
Total	$1,724,167	$133,492	$271,592	$1,311,028	$8,055
¹ Includes unused funds fee and is based on the March 29, 2024 interest rate and outstanding balance.
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
We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill and other intangible assets, and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in the critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
New Accounting Pronouncements
Refer to Part I, Item 1, Note 2, Recent Accounting Standards Update in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding accounting pronouncements and accounting standards updates.
FORWARD-LOOKING STATEMENT INFORMATION
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
The forward-looking statements included or incorporated by reference in this report are subject to additional risks and uncertainties further identified and discussed in Part I, "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and updated, as necessary, on subsequent quarterly reports on Form 10-Q and are based on information available to us on the filing date of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining the our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our business; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities; our subcontractors' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems post-merger; changes in GAAP; and other factors described in Part I, "Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at March 29, 2024.
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
As of March 29, 2024, the notional value of the Company's interest rate swap agreements totaled $343.8 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2024, the Company’s disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting (ICFR) related to a subsidiary within Vertex Aerospace Services Holdings Corp (Vertex) which was acquired on July 5, 2022. The material weakness was identified and discussed in Part II, "Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

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
Remediation Efforts to Address the Material Weakness
The Company has implemented a plan to address the material weakness. Management has and will continue to enhance the risk assessment process and design of ICFR at this subsidiary. This includes enhancement and revision of the design of existing information technology general controls over user access, applications and procedures at this subsidiary. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to end of fiscal year 2024.
Changes in Internal Control over Financial Reporting
Other than with respect to the matter described above, there were no changes in our ICFR during the most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect, our ICFR.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters relating to injuries to people or property damage, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations, financial condition or cash flows.
Refer to Note 7, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Separation Agreement and Release of Claims, dated January 12, 2024, by and between William W. Beard and V2X, Inc.*+
10.2	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Stock Settled) *+
10.3	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2024 TSR Award Agreement *+
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). #

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
Date: May 7, 2024