Form 10-Q
period 2024-06-28
V2X, Inc.
filed 2024-08-06
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
or
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
As of July 31, 2024, there were 31,556,383 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue	$1,072,183	$977,852	$2,082,747	$1,921,312
Cost of revenue	998,348	890,452	1,938,638	1,755,082
Selling, general, and administrative expenses	46,409	53,130	86,352	101,381
Operating income	27,426	34,270	57,757	64,849
Loss on extinguishment of debt	(1,998)	—	(1,998)	(22,052)
Interest expense, net	(28,807)	(31,950)	(56,381)	(63,694)
Other expense, net	(4,735)	(311)	(6,368)	(311)
(Loss) income from operations before income taxes	(8,114)	2,009	(6,990)	(21,208)
Income tax (benefit) expense	(1,570)	210	(1,590)	(5,527)
Net (loss) income	$(6,544)	$1,799	$(5,400)	$(15,681)

(Loss) earnings per share
Basic	$(0.21)	$0.06	$(0.17)	$(0.51)
Diluted	$(0.21)	$0.06	$(0.17)	$(0.51)
Weighted average common shares outstanding - basic	31,470	31,033	31,411	30,981
Weighted average common shares outstanding - diluted	31,470	31,605	31,411	30,981
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income	$(6,544)	$1,799	$(5,400)	$(15,681)
Other comprehensive (loss) income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	541	7,658	5,462	5,311
Tax expense	(708)	(1,444)	(278)	(1,296)
Net change in derivative instruments	(167)	6,214	5,184	4,015
Foreign currency translation adjustments, net of tax	(1,451)	274	(4,294)	2,080
Other comprehensive (loss) income, net of tax	(1,618)	6,488	890	6,095
Total comprehensive (loss) income	$(8,162)	$8,287	$(4,510)	$(9,586)
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28,	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$44,770	$72,651
Receivables	781,898	705,995
Prepaid expenses and other current assets	149,925	96,223
Total current assets	976,593	874,869
Property, plant, and equipment, net	70,265	85,429
Goodwill	1,655,905	1,656,926
Intangible assets, net	367,148	407,530
Right-of-use assets	35,594	41,215
Other non-current assets	45,718	15,931
Total non-current assets	2,174,630	2,207,031
Total Assets	$3,151,223	$3,081,900
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$462,496	$453,052
Compensation and other employee benefits	166,409	158,088
Short-term debt	16,878	15,361
Other accrued liabilities	242,398	213,700
Total current liabilities	888,181	840,201
Long-term debt, net	1,141,562	1,100,269
Deferred tax liabilities	11,128	11,763
Operating lease liabilities	31,778	34,691
Other non-current liabilities	86,623	104,176
Total non-current liabilities	1,271,091	1,250,899
Total liabilities	2,159,272	2,091,100
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,480,227 and 31,191,628 shares issued and outstanding as of June 28, 2024 and December 31, 2023, respectively	315	312
Additional paid in capital	767,982	762,324
Retained earnings	225,451	230,851
Accumulated other comprehensive loss	(1,797)	(2,687)
Total shareholders' equity	991,951	990,800
Total Liabilities and Shareholders' Equity	$3,151,223	$3,081,900
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 28,	June 30,
(In thousands)	2024	2023
Operating activities
Net loss	$(5,400)	$(15,681)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	11,870	11,326
Amortization of intangible assets	45,525	45,211
Amortization of cloud computing arrangements	886	142
Impairment of non-operating long-lived asset	2,192	—
Loss on disposal of property, plant, and equipment	269	522
Stock-based compensation	11,794	20,446
Deferred taxes	(1,207)	(5,143)
Amortization of debt issuance costs	4,163	4,692
Loss on extinguishment of debt	1,998	22,052
Changes in assets and liabilities:
Receivables	(51,693)	(20,404)
Other assets	(56,734)	(1,351)
Accounts payable	(9,505)	7,647
Compensation and other employee benefits	8,480	(23,150)
Other liabilities	5,811	31,831
Net cash (used in) provided by operating activities	(31,551)	78,140
Investing activities
Purchases of capital assets	(8,511)	(11,543)
Proceeds from the disposition of assets	11	5
Acquisitions of businesses	(16,939)	—
Net cash used in investing activities	(25,439)	(11,538)
Financing activities
Proceeds from issuance of long-term debt	—	250,000
Repayments of long-term debt	(7,669)	(424,888)
Proceeds from revolver	648,750	552,750
Repayments of revolver	(602,750)	(467,750)
Proceeds from stock awards and stock options	149	6
Payment of debt issuance costs	(1,188)	(7,507)
Prepayment premium on early redemption of debt	—	(1,600)
Payments of employee withholding taxes on share-based compensation	(5,767)	(14,618)
Net cash provided by (used in) financing activities	31,525	(113,607)
Exchange rate effect on cash	(2,416)	1,252
Net change in cash, cash equivalents and restricted cash	(27,881)	(45,753)
Cash, cash equivalents and restricted cash - beginning of period	72,651	116,067
Cash, cash equivalents and restricted cash - end of period	$44,770	$70,314

Supplemental disclosure of cash flow information:
Interest paid	$55,374	$58,300
Income taxes paid	$7,946	$2,707
Purchase of capital assets on account	$520	$1,813
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(17,480)	—	(17,480)
Foreign currency translation adjustments	—	—	—	—	1,806	1,806
Unrealized loss on cash flow hedge	—	—	—	—	(2,199)	(2,199)
Employee stock awards and stock options	535	5	—	—	—	5
Taxes withheld on stock compensation awards	—	—	(12,806)	—	—	(12,806)
Stock-based compensation	—	—	12,066	—	—	12,066
Balance at March 31, 2023	31,005	$310	$748,137	$235,944	$(5,920)	$978,471
Net income	—	—	—	1,799	—	1,799
Foreign currency translation adjustments	—	—	—	—	274	274
Unrealized gain on cash flow hedge	—	—	—	—	6,214	6,214
Employee stock awards and stock options	76	1	—	—	—	1
Taxes withheld on restricted stock unit compensation awards	—	—	(1,812)	—	—	(1,812)
Stock-based compensation	—	—	7,771	—	—	7,771
Balance at June 30, 2023	31,081	$311	$754,096	$237,743	$568	$992,718

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	1,144	—	1,144
Foreign currency translation adjustments	—	—	—	—	(2,843)	(2,843)
Unrealized gain on cash flow hedge	—	—	—	—	5,351	5,351
Employee stock awards and stock options	261	3	—	—	—	3
Taxes withheld on stock compensation awards	—	—	(5,702)	—	—	(5,702)
Stock-based compensation	—	—	4,983	—	—	4,983
Balance at March 29, 2024	31,453	$315	$761,605	$231,995	$(179)	$993,736
Net loss	—	—	—	(6,544)	—	(6,544)
Foreign currency translation adjustments	—	—	—	—	(1,451)	(1,451)
Unrealized gain on cash flow hedge	—	—	—	—	(167)	(167)
Employee stock awards and stock options	27	—	146	—	—	146
Taxes withheld on restricted stock unit compensation awards	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	6,296	—	—	6,296
Balance at June 28, 2024	31,480	$315	$767,982	$225,451	$(1,797)	$991,951
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
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of June 28, 2024 and December 31, 2023, the Company's combined investment balance was $6.7 million and $5.4 million, respectively. The Company's proportionate share of income from equity method investments was $4.4 million and $7.0 million for the three and six months ended June 28, 2024, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2023, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (June 28, 2024 for the second quarter of 2024 and June 30, 2023 for the second quarter of 2023), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Restricted Cash
As of June 28, 2024, the Company had total cash, cash equivalents, and restricted cash of $44.8 million which included $2.1 million of restricted cash. The Company's restricted cash was $2.0 million as of December 31, 2023.

Cloud Computing Arrangements (CCA)
The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of CCA implementation costs is included in cost of revenue on the Company's Condensed Consolidated Statements of (Loss) Income. The CCA implementation costs are included within operating activities on the Company's Condensed Consolidated Statements of Cash Flows.
As of June 28, 2024, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $31.2 million included in prepaid expenses and other current assets and other non-current assets.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	June 28,	December 31,
(In thousands)	2024	2023
Inventory, net	$46,580	$46,981
Prepaid expenses	58,851	30,664
Prepaid taxes	11,565	10,715
Other	32,929	7,863
Total	$149,925	$96,223
Related Party Transactions
During the three and six months ended June 28, 2024, the Company recorded income of $0.2 million and $0.7 million, respectively, and $0.7 million and $1.4 million of income for the three and six months ended June 30, 2023, respectively, related to a Transition Services Agreement with Crestview Aerospace LLC (Crestview). The income was recorded as a reduction in cost of revenue. Crestview is a subsidiary of American Industrial Partners Capital Fund VI, L.P. (AIP), an affiliate of the majority shareholder of the Company.
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
NOTE 3
REVENUE
Remaining Performance Obligations
Remaining performance obligations represent firm orders by the customer and exclude potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims (COFC). The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

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
Remaining performance obligations are presented in the following table:

	June 28,	December 31,
(In millions)	2024	2023
Performance Obligations	$3,838	$3,629
As of June 28, 2024, the Company expects to recognize approximately 47% and 53% of these remaining performance obligations as revenue in 2024 and 2025, respectively.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended June 28, 2024 and June 30, 2023 were favorable by $0.7 million and $9.1 million, respectively. Cumulative adjustments for the six months ended June 28, 2024 and June 30, 2023 were favorable by $1.2 million and $22.2 million, respectively.
For the three and six months ended June 28, 2024, the net adjustments to operating income increased revenue by $6.0 million and $9.4 million, respectively. For the three and six months ended June 30, 2023, the net adjustments to operating income increased revenue by $9.6 million and $23.5 million, respectively.
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

The following tables present various revenue disaggregations.
Revenue by contract type is as follows:

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
(In thousands)	2024	2023	Change	2024	2023	Change
Cost-plus and cost-reimbursable	$615,837	$507,282	21.4%	$1,200,659	$1,019,217	17.8%
Firm-fixed-price	429,182	438,684	(2.2)%	826,433	834,891	(1.0)%
Time-and-materials	27,164	31,886	(14.8)%	55,655	67,204	(17.2)%
Total revenue	$1,072,183	$977,852		$2,082,747	$1,921,312
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
(In thousands)	2024	2023	Change	2024	2023	Change
United States	$578,881	$578,514	0.1%	$1,123,608	$1,127,284	(0.3)%
Middle East	361,064	279,083	29.4%	704,361	560,204	25.7%
Asia	84,663	65,533	29.2%	153,464	129,850	18.2%
Europe	47,575	54,722	(13.1)%	101,314	103,974	(2.6)%
Total revenue	$1,072,183	$977,852		$2,082,747	$1,921,312
Revenue by contract relationship is as follows:

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
(In thousands)	2024	2023	Change	2024	2023	Change
Prime contractor	$1,006,121	$916,060	9.8%	$1,951,276	$1,795,239	8.7%
Subcontractor	66,062	61,792	6.9%	131,471	126,073	4.3%
Total revenue	$1,072,183	$977,852		$2,082,747	$1,921,312
Revenue by customer is as follows:

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
(In thousands)	2024	2023	Change	2024	2023	Change
Army	$456,690	$393,499	16.1%	$890,120	$784,002	13.5%
Navy	349,824	293,198	19.3%	671,208	585,888	14.6%
Air Force	127,467	154,001	(17.2)%	246,036	283,982	(13.4)%
Other	138,202	137,154	0.8%	275,383	267,440	3.0%
Total revenue	$1,072,183	$977,852		$2,082,747	$1,921,312
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

As of January 1, 2023, the Company had contract assets of $487.8 million. As of June 28, 2024 and December 31, 2023, the Company had contract assets of $662.7 million and $561.9 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of January 1, 2023, the Company had contract liabilities of $76.4 million. As of June 28, 2024 and December 31, 2023, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $101.0 million and $109.6 million, respectively.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	June 28,	December 31,
(In thousands)	2024	2023
Billed receivables	$112,190	$109,318
Unbilled receivables (contract assets)	662,706	561,862
Other	7,002	34,815
Total receivables	$781,898	$705,995
As of June 28, 2024 and December 31, 2023, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the June 28, 2024 contract assets during 2024. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On May 30, 2024, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $906.6 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche as in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.3 million per quarter through September 30, 2030, with the balance of $847.6 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.0 million in the Condensed Consolidated Statement of (Loss) Income for the three and six months ended June 28, 2024.
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
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.75% per annum, or SOFR, plus a margin of 2.75% per annum. As of June 28, 2024, the effective interest rate for the First Lien Credit Agreement was 8.64%.
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
As of June 28, 2024, the carrying value of the First Lien Credit Agreement was $904.3 million, excluding deferred discount and unamortized deferred financing costs of $32.2 million. The estimated fair value of the First Lien Credit Agreement as of June 28, 2024 was $905.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of June 28, 2024, the effective interest rates for the 2023 Revolver and Term Loan were 9.60% and 8.65%, respectively.
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
The 2023 Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the 2023 Credit Agreement to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Vertex Borrowers may be required immediately to repay all amounts outstanding under the 2023 Credit Agreement.
As of June 28, 2024, there were $46.0 million of outstanding borrowings and $17.8 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $436.2 million as of June 28, 2024. Unamortized deferred financing costs related to the 2023 Revolver of $3.7 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 28, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.

As of June 28, 2024, the carrying value of the 2023 Term Loan was $242.2 million, excluding unamortized deferred financing costs of $1.8 million. The estimated fair value of the 2023 Term Loan as of June 28, 2024 was $242.5 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of June 28, 2024 are as follows:

(In thousands)	Payments due
2024 (remainder of the year)	$7,658
2025	20,003
2026	21,566
2027	21,566
2028	258,191
After 2028	863,506
Total	$1,192,490
As of June 28, 2024, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into $350.0 million of interest rate swap contracts during the first six months of 2023. As of June 28, 2024 and December 31, 2023, these contracts had notional values of $342.2 million and $345.3 million, respectively. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		June 28,	December 31,
(In thousands)	Balance sheet caption	2024	2023
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$4,067	$3,381
Interest rate swap designated as cash flow hedge	Other non-current assets	$1,770	$—
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$—	$3,006
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive income	$5,837	$375
The Company regularly assesses the creditworthiness of the counterparty. As of June 28, 2024, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $1.4 million and $2.9 million were recognized in interest expense, net, in the Condensed Consolidated Statements of (Loss) Income during the three and six months ended June 28, 2024, respectively. Net interest rate derivative gains of $1.2 million were recognized in interest expense, net, in the Condensed Consolidated Statements of (Loss) Income during both the three and six months ended June 30, 2023. The Company expects $4.3 million of existing interest rate swap gains reported in accumulated other comprehensive income as of June 28, 2024 to be recognized in earnings within the next 12 months.

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
The Company estimated and accrued $13.3 million and $12.1 million as of June 28, 2024 and December 31, 2023, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of (Loss) Income were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Compensation costs for equity-based awards	$6,296	$7,771	$11,279	$19,837
Compensation costs for liability-based awards	349	304	515	609
Total compensation costs, pre-tax	$6,645	$8,075	$11,794	$20,446
Future tax benefit	$1,585	$1,756	$2,813	$4,445
As of June 28, 2024, total unrecognized compensation costs related to equity-based awards and liability-based awards were $22.6 million and $0.1 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.41 years and 0.51 years, respectively.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the six months ended June 28, 2024:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2024	40	$22.93	800	$37.29	267	$43.45
Granted	—	$—	316	$45.58	161	$45.44
Exercised	(6)	$26.05	(420)	$37.93	—	$—
Vested	—	$—	—	$—	—	$—
Forfeited or expired	—	$—	(75)	$42.50	(86)	$31.22
Outstanding at June 28, 2024	34	$22.43	621	$41.49	342	$43.36
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
As of June 28, 2024, there was $15.4 million of unrecognized RSU related compensation expense.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. There were no cash-based TSR awards granted in the first half of 2024. As of June 28, 2024, there was $0.1 million of unrecognized TSR related compensation expense.

Performance Share Units
During the first half of 2024, the Company granted performance-based awards with market conditions. The awards will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures as compared to peer group companies, and the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
As of June 28, 2024, there was $7.2 million of unrecognized PSU related compensation expense.
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
For the three months ended June 28, 2024 and June 30, 2023, the Company recorded income tax benefits of $1.6 million and an income tax provision of $0.2 million, respectively, representing effective income tax rates of 19.3% and 10.5%, respectively. For the six months ended June 28, 2024 and June 30, 2023, the Company recorded income tax benefits of $1.6 million and $5.5 million, respectively, representing effective income tax rates of 22.7% and 26.1%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income and income tax credits.
Uncertain Tax Positions
As of both June 28, 2024 and December 31, 2023, unrecognized tax benefits from uncertain tax positions were $6.6 million.
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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net (loss) income	$(6,544)	$1,799	$(5,400)	$(15,681)

Weighted average common shares outstanding	31,470	31,033	31,411	30,981
Add: Dilutive impact of stock options	—	18	—	—
Add: Dilutive impact of restricted stock units	—	554	—	—
Diluted weighted average common shares outstanding	31,470	31,605	31,411	30,981

(Loss) earnings per share
Basic	$(0.21)	$0.06	$(0.17)	$(0.51)
Diluted	$(0.21)	$0.06	$(0.17)	$(0.51)

The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Anti-dilutive restricted stock units	11	2	58	2
Total	11	2	58	2
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors two non-qualified deferred compensation plans. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of the plan investments and obligations are recorded in selling, general, and administrative expenses. The plans assets and liabilities were $4.8 million and $3.2 million as of June 28, 2024 and December 31, 2023, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $4.4 million and $9.4 million for the three and six months ended June 28, 2024, respectively, and $4.9 million and $8.2 million for the three and six months ended June 30, 2023, respectively.
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

	As of and for the
	Six Months Ended
	June 28,	June 30,
(In thousands)	2024	2023
Beginning balance:	$72,715	$—
Sale of receivables	1,376,696	112,996
Cash collections	(1,254,816)	—
Outstanding balance sold to MUFG[1]	194,595	112,996
Cash collected, not remitted to MUFG[2]	(46,854)	(69,706)
Remaining sold receivables	$147,741	$43,290

[1] For the six months ended June 28, 2024, the Company recorded a net cash inflow from sale of receivables of $121.9 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of June 28, 2024. This balance is included in other accrued liabilities as of the balance sheet date.
During the six months ended June 28, 2024 and June 30, 2023, the Company incurred purchase discount fees, net of servicing fees, of $4.2 million and $0.2 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of (Loss) Income and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of June 28, 2024. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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
Our primary customer is the U.S. Department of Defense (DoD). For the six months ended June 28, 2024 and June 30, 2023, the Company had total revenue of $2.1 billion and $1.9 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the six months ended June 28, 2024 and June 30, 2023, we generated approximately 43% and 41%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $94.3 million, or 9.6%, for the three months ended June 28, 2024 as compared to the three months ended June 30, 2023. Revenue increased primarily due to organic growth for legacy programs. Revenue from our programs in the Middle East, Asia and the U.S. increased by $82.0 million, $19.1 million, and $0.4 million, respectively, partially offset by a decrease in revenue from our programs in Europe of $7.2 million, during the three months ended June 28, 2024 as compared to the three months ended June 30, 2023.
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
Further details related to consolidated financial results for the three and six months ended June 28, 2024, compared to the three and six months ended June 30, 2023, are contained in the "Discussion of Financial Results" section.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Six Months Ended
	June 28,	June 30,
Contract Name	2024	2023
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	10.5%	13.4%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.

The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2025, with one additional twelve-month option and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $218.5 million and $257.1 million of revenue for the six months ended June 28, 2024 and June 30, 2023, respectively.
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
The following is a summary of funded and unfunded backlog:

	June 28,	December 31,
(In millions)	2024	2023
Funded backlog	$2,867	$2,778
Unfunded backlog	9,379	10,011
Total backlog	$12,246	$12,789
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $2.1 billion during the six months ended June 28, 2024, which was a decrease of $0.3 billion compared to the six months ended June 30, 2023.
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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On March 23, 2024, the President signed into law the Further Consolidated Appropriations Act for FY 2024, which provides $825 billion in funding for the DoD, through September 30, 2024. On April 24, 2024, the President signed a bill providing $95 billion in additional supplemental funding for Ukraine, Israel and the Indo-Pacific region.
The Fiscal 2025 budget request was submitted to the U.S. Congress on March 11, 2024, and requested $895 billion for National Defense, with $850 billion of the total allocated to the DoD. Congress, over the coming months, will need to approve or revise the Fiscal 2025 budget request through enactment of appropriations and other legislation, which would require final approval from the President to become law.

In January 2023, the statutory debt ceiling limit of $31.4 trillion was reached and on June 3, 2023, the President signed “The Fiscal Responsibility Act” (FRA) into law, which suspends the debt ceiling until January 1, 2025. The FRA places caps on defense and non-defense discretionary spending in FY 2024 and FY 2025. The FRA cap on discretionary spending for National Defense in FY 2024 and FY 2025 is $886 billion and $895 billion, respectively. The $95 billion in additional supplemental funding described above is not subject to the FRA caps.
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

DISCUSSION OF FINANCIAL RESULTS
Three months ended June 28, 2024, compared to three months ended June 30, 2023
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	June 28,	June 30,
(In thousands, except for percentages)	2024	2023	$	%
Revenue	$1,072,183	$977,852	$94,331	9.6%
Cost of revenue	998,348	890,452	107,896	12.1%
% of revenue	93.1%	91.1%
Selling, general, and administrative expenses	46,409	53,130	(6,721)	(12.7)%
% of revenue	4.3%	5.4%
Operating income	27,426	34,270	(6,844)	(20.0)%
Operating margin	2.6%	3.5%
Loss on extinguishment of debt	(1,998)	—	(1,998)	*
Interest expense, net	(28,807)	(31,950)	3,143	(9.8)%
Other expense, net	(4,735)	(311)	(4,424)	1422.5%
(Loss) income from operations before income taxes	(8,114)	2,009	(10,123)	(503.9)%
% of revenue	(0.8)%	0.2%
Income tax (benefit) expense	(1,570)	210	(1,780)	(847.6)%
Effective income tax rate	19.3%	10.5%
Net (loss) income	$(6,544)	$1,799	$(8,343)	(463.8)%
*Percentage change is not meaningful.
Revenue
Revenue increased $94.3 million, or 9.6%, for the three months ended June 28, 2024 as compared to the three months ended June 30, 2023. Revenue increased primarily due to organic growth for legacy programs. Revenue from our programs in the Middle East, Asia, and the U.S. increased by $82.0 million, $19.1 million, and $0.4 million, respectively, partially offset by a decrease in revenue from our programs in Europe of $7.2 million.
Cost of Revenue
Cost of revenue increased $107.9 million, or 12.1%, for the three months ended June 28, 2024 as compared to the three months ended June 30, 2023, primarily driven by increases in revenue and changes in contract mix.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses decreased $6.7 million, or 12.7%, for the three months ended June 28, 2024 as compared to the three months ended June 30, 2023, primarily due to cost optimization and lower integration-related costs.
Operating Income
Operating income decreased $6.8 million, or 20.0%, for the three months ended June 28, 2024 as compared to the three months ended June 30, 2023. Operating income as a percentage of revenue was 2.6% for the three months ended June 28, 2024, compared to 3.5% for the three months ended June 30, 2023, primarily driven by changes in aggregate cumulative adjustments and contract mix, partially offset by decreased SG&A expenses.
Aggregate cumulative adjustments increased operating income by $0.7 million and $9.1 million for the three months ended June 28, 2024 and June 30, 2023, respectively. The aggregate cumulative adjustments for the three months ended June 28, 2024 and June 30, 2023 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
A loss on extinguishment of debt of $2.0 million was recorded for the three months ended June 28, 2024 due to a refinancing of the First Lien Credit Agreement.

Six months ended June 28, 2024, compared to six months ended June 30, 2023
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
	June 28,	June 30,
(In thousands, except for percentages)	2024	2023	$	%
Revenue	$2,082,747	$1,921,312	$161,435	8.4%
Cost of revenue	1,938,638	1,755,082	183,556	10.5%
% of revenue	93.1%	91.3%
Selling, general, and administrative expenses	86,352	101,381	(15,029)	(14.8)%
% of revenue	4.1%	5.3%
Operating income	57,757	64,849	(7,092)	(10.9)%
Operating margin	2.8%	3.4%
Loss on extinguishment of debt	(1,998)	(22,052)	20,054	(90.9)%
Interest expense, net	(56,381)	(63,694)	7,313	(11.5)%
Other expense, net	(6,368)	(311)	(6,057)	1,947.6%
Loss from operations before income taxes	(6,990)	(21,208)	14,218	(67.0)%
% of revenue	(0.3)%	(1.1)%
Income tax benefit	(1,590)	(5,527)	3,937	(71.2)%
Effective income tax rate	22.7%	26.1%
Net loss	$(5,400)	$(15,681)	$10,281	(65.6)%
Revenue
Revenue increased $161.4 million, or 8.4%, for the six months ended June 28, 2024 as compared to the six months ended June 30, 2023. Revenue increased primarily due to organic growth for legacy programs. Revenue from programs located in the Middle East and Asia increased by $144.2 million and $23.6 million, respectively, partially offset by a decrease in revenue from programs located in the U.S. and Europe of $3.7 million and $2.7 million, respectively.
Cost of Revenue
Cost of revenue increased $183.6 million, or 10.5%, for the six months ended June 28, 2024 as compared to the six months ended June 30, 2023, primarily driven by increases in revenue and changes in contract mix.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses decreased $15.0 million, or 14.8%, for the six months ended June 28, 2024 as compared to the six months ended June 30, 2023 primarily due to cost optimization and lower integration-related costs.
Operating Income
Operating income decreased $7.1 million, or 10.9%, for the six months ended June 28, 2024 as compared to the six months ended June 30, 2023. Operating income as a percentage of revenue was 2.8% for the six months ended June 28, 2024, compared to 3.4% for the six months ended June 30, 2023. The decrease in operating income was primarily driven by changes in aggregate cumulative adjustments and contract mix, partially offset by decreased SG&A expenses.
Aggregate cumulative adjustments increased operating income by $1.2 million and $22.2 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The aggregate cumulative adjustments for the six months ended June 28, 2024 and June 30, 2023 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.

Interest (Expense) Income, Net
Interest (expense) income, net for the three and six months ended June 28, 2024 and June 30, 2023 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
	June 28,	June 30,			June 28,	June 30,
(In thousands, except for percentages)	2024	2023	$	%	2024	2023	$	%
Interest income	$298	$141	$157	111%	$589	$349	$240	69%
Interest expense	(29,105)	(32,091)	2,986	(9)%	(56,970)	(64,043)	7,073	(11)%
Interest expense, net	$(28,807)	$(31,950)	$3,143	(10)%	$(56,381)	$(63,694)	$7,313	(11)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $7.3 million for the six months ended June 28, 2024 compared to the six months ended June 30, 2023 due to both a decrease in our debt balance in the first half of 2024 compared to the first half of 2023, and our interest rate swap contracts, which we entered into at the end of the first quarter of 2023.
Other Expense, Net
During the three and six months ended June 28, 2024, we incurred purchase discount fees and other expenses of $2.5 million and $4.2 million, respectively, related to the sale of accounts receivable through the MARPA Facility. In addition, during the three and six months ended June 28, 2024, we incurred a $2.2 million impairment charge on a non-operating, long-lived asset, primarily due to a decreased fair market value. During the three and six months ended June 30, 2023, we incurred purchase discount fees and other expenses of $0.2 million and $0.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility.
Income Tax Benefit
We recorded income tax benefits of $1.6 million and an income tax provision of $0.2 million for the three months ended June 28, 2024 and June 30, 2023, respectively. Our effective income tax rates for the three months ended June 28, 2024 and June 30, 2023, were 19.3% and 10.5%, respectively. For the six months ended June 28, 2024 and June 30, 2023, the Company recorded income tax benefits of $1.6 million and $5.5 million, representing effective income tax rates of 22.7% and 26.1%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income, and income tax credits.
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
As of June 28, 2024, there were $46.0 million of outstanding borrowings and $17.8 million of outstanding letters of credit under the 2023 Revolver. Unamortized deferred financing costs related to the 2023 Revolver of $3.7 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 28, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.

As of June 28, 2024, the carrying value of the 2023 Term Loan portion was $242.2 million, excluding unamortized deferred financing costs of $1.8 million. The estimated fair value of the 2023 Term Loan as of June 28, 2024 was $242.5 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
The cash presented on the Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $36.6 million of our $44.8 million in cash, cash equivalents and restricted cash as of June 28, 2024 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 65 and 58 days as of June 28, 2024 and December 31, 2023, respectively.
The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

	Six Months Ended
	June 28,	June 30,
(in thousands)	2024	2023
Operating activities	$(31,551)	$78,140
Investing activities	(25,439)	(11,538)
Financing activities	31,525	(113,607)
Foreign exchange[1]	(2,416)	1,252
Net change in cash, cash equivalents and restricted cash	$(27,881)	$(45,753)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the six months ended June 28, 2024 primarily consisted of net cash outflows in working capital accounts of $198.9 million, net cash outflows in other long-term assets and liabilities of $26.6 million and net loss of $5.4 million, partially offset by cash inflows from the sale of receivables through the MARPA Facility of $121.9 million and cash inflows from non-cash net income items of $77.5 million.
Net cash provided by operating activities for the six months ended June 30, 2023, primarily consisted of cash inflows from non-cash net income items of $104.3 million and sales of accounts receivable through the MARPA Facility of $113.0 million, partially offset by net cash outflows in working capital accounts of $123.5 million and a net loss of $15.7 million.
Net cash used in investing activities for the six months ended June 28, 2024 consisted of $16.9 million for the acquisition of businesses and $8.5 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the six months ended June 30, 2023 consisted of $11.5 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash provided by financing activities during the six months ended June 28, 2024 consisted of proceeds from the revolver of $648.8 million, partially offset by revolver repayments of $602.8 million, payments for employee withholding taxes on share-based compensation of $5.8 million, repayments of long-term debt of $7.7 million, and payments for debt issuance costs of $1.2 million.
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

Capital Resources
As of June 28, 2024, we held cash, cash equivalents and restricted cash of $44.8 million, which included $36.6 million held by foreign subsidiaries, and had $436.2 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. We believe that our cash, cash equivalents and restricted cash as of June 28, 2024, as supplemented by operating cash flows, the 2023 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of June 28, 2024, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$47,690	$6,382	$20,630	$12,406	$8,272
Principal payments on Vertex First Lien Credit Agreement¹	904,302	9,066	18,131	18,131	858,974
Principal payments on 2023 Credit Agreement¹	288,188	7,813	25,000	255,375	—
Interest on Vertex First Lien and 2023 Credit Agreements	559,795	102,055	197,954	159,421	100,365
Total	$1,799,975	$125,316	$261,715	$445,333	$967,611
¹ Includes unused funds fee and is based on the June 28, 2024 interest rate and outstanding balance.
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
We believe that the assumptions and estimates associated with revenue recognition, business combinations, goodwill impairment, intangible assets, and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes in the critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at June 28, 2024.
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
As of June 28, 2024, the notional value of the Company's interest rate swap agreements totaled $342.2 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2024, the Company’s disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting (ICFR) related to a subsidiary within Vertex Aerospace Services Holdings Corp (Vertex) which was acquired on July 5, 2022. The material weakness was identified and discussed in Part II, "Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Remediation Efforts to Address the Material Weakness
Management continues to improve controls at the Company in order to remediate the material weakness in internal control over financial reporting. During the first six months of 2024, several actions were implemented at Vertex including increasing the number of individuals responsible for implementing and monitoring controls; training individuals responsible for designing, executing, testing and monitoring controls; and enhancing documentation that evidences that controls are performed. These actions are ongoing and will continue during the remainder of 2024. During the second quarter of 2024, the Company also began testing the design and operating effectiveness of process-level and information technology controls to ensure efficacy of remediation efforts. Such controls must be in place and operating effectively for a sufficient period of time in order to validate the full remediation of the material weakness. We expect that the remediation of this material weakness will be completed as of December 31, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Offer Letter between Jeremy Wensinger and the Company dated May 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024)*
10.2	Director and Officer Indemnification Agreement between Jeremy Wensinger and the Company dated June 14, 2024*+
10.3	Separation Agreement and General Release of Claims between Charles L. Prow dated June 7, 2024 *+
10.4
Amendment No. 4 to First Lien Credit Agreement, dated as of May 30, 2024, by and among Vertex Aerospace Services LLC, a Delaware limited liability company, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, the other Loan Parties hereto, the Additional Lender and Royal Bank of Canada as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of (Loss) Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). #

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
Date: August 6, 2024