Form 10-Q
period 2024-09-27
V2X, Inc.
filed 2024-11-04
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
or
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
As of October 29, 2024, there were 31,560,490 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue	$1,081,656	$1,001,507	$3,164,403	$2,922,819
Cost of revenue	990,220	930,828	2,928,858	2,685,910
Selling, general, and administrative expenses	41,549	49,640	127,901	151,021
Operating income	49,887	21,039	107,644	85,888
Loss on extinguishment of debt	—	—	(1,998)	(22,052)
Interest expense, net	(27,152)	(30,252)	(83,533)	(93,946)
Other expense, net	(3,198)	(2,024)	(9,566)	(2,335)
Income (loss) from operations before income taxes	19,537	(11,237)	12,547	(32,445)
Income tax expense (benefit)	4,486	(4,837)	2,896	(10,364)
Net income (loss)	$15,051	$(6,400)	$9,651	$(22,081)

Earnings (loss) per share
Basic	$0.48	$(0.21)	$0.31	$(0.71)
Diluted	$0.47	$(0.21)	$0.30	$(0.71)
Weighted average common shares outstanding - basic	31,550	31,179	31,458	31,048
Weighted average common shares outstanding - diluted	31,973	31,179	31,921	31,048
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$15,051	$(6,400)	$9,651	$(22,081)
Other comprehensive (loss) income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	(10,247)	4,170	(4,785)	9,481
Tax benefit (expense)	2,523	(1,759)	1,220	(3,203)
Net change in derivative instruments	(7,724)	2,411	(3,565)	6,278
Foreign currency translation adjustments, net of tax	4,574	(2,324)	1,305	(96)
Other comprehensive (loss) income, net of tax	(3,150)	87	(2,260)	6,182
Total comprehensive income (loss)	$11,901	$(6,313)	$7,391	$(15,899)
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27,	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$59,857	$72,651
Receivables	766,399	705,995
Prepaid expenses and other current assets	156,042	96,223
Total current assets	982,298	874,869
Property, plant, and equipment, net	65,746	85,429
Goodwill	1,652,855	1,656,926
Intangible assets, net	345,712	407,530
Right-of-use assets	33,370	41,215
Other non-current assets	46,124	15,931
Total non-current assets	2,143,807	2,207,031
Total Assets	$3,126,105	$3,081,900
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$538,225	$453,052
Compensation and other employee benefits	115,569	158,088
Short-term debt	16,878	15,361
Other accrued liabilities	235,379	213,700
Total current liabilities	906,051	840,201
Long-term debt, net	1,096,865	1,100,269
Deferred tax liabilities	12,313	11,763
Operating lease liabilities	29,590	34,691
Other non-current liabilities	78,725	104,176
Total non-current liabilities	1,217,493	1,250,899
Total liabilities	2,123,544	2,091,100
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,556,556 and 31,191,628 shares issued and outstanding as of September 27, 2024 and December 31, 2023, respectively	316	312
Additional paid in capital	766,690	762,324
Retained earnings	240,502	230,851
Accumulated other comprehensive loss	(4,947)	(2,687)
Total shareholders' equity	1,002,561	990,800
Total Liabilities and Shareholders' Equity	$3,126,105	$3,081,900
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2024	2023
Operating activities
Net income (loss)	$9,651	$(22,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	16,442	16,532
Amortization of intangible assets	68,252	67,818
Amortization of cloud computing arrangements	2,073	213
Impairment of non-operating long-lived asset	2,192	—
Loss on disposal of property, plant, and equipment	1,170	625
Stock-based compensation	12,874	26,809
Deferred taxes	72	(9,887)
Amortization of debt issuance costs	5,717	6,875
Loss on extinguishment of debt	1,998	22,052
Changes in assets and liabilities:
Receivables	(25,614)	9,647
Other assets	(70,827)	7,916
Accounts payable	66,101	28,094
Compensation and other employee benefits	(42,417)	(28,620)
Other liabilities	(16,581)	9,182
Net cash provided by operating activities	31,103	135,175
Investing activities
Purchases of capital assets	(10,700)	(16,559)
Proceeds from the disposition of assets	14	16
Acquisitions of businesses	(16,939)	—
Distribution from joint venture	—	834
Net cash used in investing activities	(27,625)	(15,709)
Financing activities
Proceeds from issuance of long-term debt	—	250,000
Repayments of long-term debt	(7,669)	(428,763)
Proceeds from revolver	1,009,250	719,750
Repayments of revolver	(1,009,250)	(669,750)
Proceeds from stock awards and stock options	154	7
Payment of debt issuance costs	(1,188)	(7,507)
Prepayment premium on early redemption of debt	—	(1,600)
Payments of employee withholding taxes on stock-based compensation	(8,036)	(17,871)
Net cash used in financing activities	(16,739)	(155,734)
Exchange rate effect on cash	467	(1,540)
Net change in cash, cash equivalents and restricted cash	(12,794)	(37,808)
Cash, cash equivalents and restricted cash - beginning of period	72,651	116,067
Cash, cash equivalents and restricted cash - end of period	$59,857	$78,259

Supplemental disclosure of cash flow information:
Interest paid	$74,774	$89,635
Income taxes paid	$9,167	$5,242
Purchase of capital assets on account	$90	$2,882
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(17,480)	—	(17,480)
Foreign currency translation adjustments	—	—	—	—	1,806	1,806
Unrealized loss on cash flow hedge	—	—	—	—	(2,199)	(2,199)
Employee stock awards and stock options	535	5	—	—	—	5
Taxes withheld on stock compensation awards	—	—	(12,806)	—	—	(12,806)
Stock-based compensation	—	—	12,066	—	—	12,066
Balance at March 31, 2023	31,005	$310	$748,137	$235,944	$(5,920)	$978,471
Net income	—	—	—	1,799	—	1,799
Foreign currency translation adjustments	—	—	—	—	422	422
Unrealized gain on cash flow hedge	—	—	—	—	6,066	6,066
Employee stock awards and stock options	76	1	—	—	—	1
Taxes withheld on stock compensation awards	—	—	(1,812)	—	—	(1,812)
Stock-based compensation	—	—	7,771	—	—	7,771
Balance at June 30, 2023	31,081	$311	$754,096	$237,743	$568	$992,718
Net income	—	—	—	(6,400)	—	(6,400)
Foreign currency translation adjustments	—	—	—	—	(2,324)	(2,324)
Unrealized gain on cash flow hedge	—	—	—	—	2,411	2,411
Employee stock awards and stock options	106	1	—	—	—	1
Taxes withheld on stock compensation awards	—	—	(3,254)	—	—	(3,254)
Stock-based compensation	—	—	5,939	—	—	5,939
Balance at September 29, 2023	31,187	$312	$756,781	$231,343	$655	$989,091

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	1,144	—	1,144
Foreign currency translation adjustments	—	—	—	—	(3,431)	(3,431)
Unrealized gain on cash flow hedge	—	—	—	—	5,939	5,939
Employee stock awards and stock options	261	3	—	—	—	3
Taxes withheld on stock compensation awards	—	—	(5,702)	—	—	(5,702)
Stock-based compensation	—	—	4,983	—	—	4,983
Balance at March 29, 2024	31,453	$315	$761,605	$231,995	$(179)	$993,736
Net loss	—	—	—	(6,544)	—	(6,544)
Foreign currency translation adjustments	—	—	—	—	162	162
Unrealized loss on cash flow hedge	—	—	—	—	(1,780)	(1,780)
Employee stock awards and stock options	27	—	146	—	—	146
Taxes withheld on stock compensation awards	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	6,296	—	—	6,296
Balance at June 28, 2024	31,480	$315	$767,982	$225,451	$(1,797)	$991,951
Net income	—	—	—	15,051	—	15,051
Foreign currency translation adjustments	—	—	—	—	4,574	4,574
Unrealized loss on cash flow hedge	—	—	—	—	(7,724)	(7,724)
Employee stock awards and stock options	77	1	4	—	—	5
Taxes withheld on stock compensation awards	—	—	(2,269)	—	—	(2,269)
Stock-based compensation	—	—	973	—	—	973
Balance at September 27, 2024	31,557	$316	$766,690	$240,502	$(4,947)	$1,002,561
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
Equity Investments
In 2011, the Company entered into a joint venture agreement with Shaw Environmental & Infrastructure, Inc., which is now APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, the Company entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, the Company entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company. Pursuant to the joint venture agreement, ServCore Resources and Services Solutions, LLC (ServCore) was established to operate and manage labor and life support services outside of the continental United States at designated locations serviced by V2X and others around the world. In February 2022, the Company and Permagreen Grønland formed Inuksuk A/S (Inuksuk), a corporation in Greenland to bid for certain contracts in Greenland.
The Company accounts for its investments in HDSS, J&J, ServCore, and Inuksuk under the equity method and has the ability to exercise significant influence but does not hold a controlling interest. The Company's proportionate 25%, 50%, 40%, and 49% shares, respectively, of income or losses from HDSS, J&J, ServCore, and Inuksuk are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss). These investments are recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of September 27, 2024 and December 31, 2023, the Company's combined investment balance was $8.7 million and $5.4 million, respectively. The Company's proportionate share of income from equity method investments was $2.0 million and $9.0 million for the three and nine months ended September 27, 2024, respectively, and a loss of $1.5 million and income of $2.3 million for the three and nine months ended September 29, 2023, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 27, 2024 for the third quarter of 2024 and September 29, 2023 for the third quarter of 2023), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Restricted Cash
As of September 27, 2024, the Company had total cash, cash equivalents, and restricted cash of $59.9 million which included $2.1 million of restricted cash. The Company's restricted cash was $2.0 million as of December 31, 2023.

Cloud Computing Arrangements (CCA)
The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of CCA implementation costs is included in cost of revenue on the Company's Condensed Consolidated Statements of Income (Loss). The CCA implementation costs are included within operating activities on the Company's Condensed Consolidated Statements of Cash Flows.
As of September 27, 2024, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $30 million included in prepaid expenses and other current assets and other non-current assets.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	September 27,	December 31,
(In thousands)	2024	2023
Inventory, net	$49,714	$46,981
Prepaid expenses	44,411	30,664
Prepaid taxes	12,102	10,715
Other	49,815	7,863
Total	$156,042	$96,223
Related Party Transactions
During the three and nine months ended September 27, 2024, the Company recorded no income and income of $0.7 million, respectively, and $0.7 million and $2.1 million of income for the three and nine months ended September 29, 2023, respectively, related to a Transition Services Agreement with Crestview Aerospace LLC (Crestview). The income was recorded as a reduction in cost of revenue. Crestview is a subsidiary of American Industrial Partners Capital Fund VI, L.P. (AIP), an affiliate of the majority shareholder of the Company.
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
Remaining performance obligations are presented in the following table:

	September 27,	December 31,
(In millions)	2024	2023
Performance Obligations	$4,033	$3,629
As of September 27, 2024, the Company expects to recognize approximately 23% and 77% of these remaining performance obligations as revenue in 2024 and 2025, respectively.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three and nine months ended September 27, 2024 were favorable by $17.3 million and $18.5 million, respectively. Cumulative adjustments for the three and nine months ended September 29, 2023 were favorable by $5.0 million and $27.2 million, respectively.
For the three and nine months ended September 27, 2024, the net adjustments to operating income increased revenue by $12.8 million and $22.2 million, respectively. For the three and nine months ended September 29, 2023, the net adjustments to operating income increased revenue by $10.3 million and $33.8 million, respectively.
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

The following tables present various revenue disaggregations.
Revenue by contract type is as follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
(In thousands)	2024	2023	Change	2024	2023	Change
Cost-plus and cost-reimbursable	$649,925	$570,402	13.9%	$1,850,584	$1,589,619	16.4%
Firm-fixed-price	403,132	402,219	0.2%	1,229,565	1,237,110	(0.6)%
Time-and-materials	28,599	28,886	(1.0)%	84,254	96,090	(12.3)%
Total revenue	$1,081,656	$1,001,507		$3,164,403	$2,922,819
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
(In thousands)	2024	2023	Change	2024	2023	Change
United States	$604,872	$571,405	5.9%	$1,728,480	$1,698,689	1.8%
Middle East	346,527	305,918	13.3%	1,050,888	866,122	21.3%
Asia	82,907	63,259	31.1%	236,371	193,109	22.4%
Europe	47,350	60,925	(22.3)%	148,664	164,899	(9.8)%
Total revenue	$1,081,656	$1,001,507		$3,164,403	$2,922,819
Revenue by contract relationship is as follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
(In thousands)	2024	2023	Change	2024	2023	Change
Prime contractor	$1,021,497	$945,669	8.0%	$2,972,773	$2,740,908	8.5%
Subcontractor	60,159	55,838	7.7%	191,630	181,911	5.3%
Total revenue	$1,081,656	$1,001,507		$3,164,403	$2,922,819
Revenue by customer is as follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
(In thousands)	2024	2023	Change	2024	2023	Change
Army	$455,877	$412,841	10.4%	$1,345,997	$1,196,843	12.5%
Navy	366,217	311,088	17.7%	1,037,425	896,976	15.7%
Air Force	121,863	134,728	(9.5)%	367,899	418,710	(12.1)%
Other	137,699	142,850	(3.6)%	413,082	410,290	0.7%
Total revenue	$1,081,656	$1,001,507		$3,164,403	$2,922,819
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

As of January 1, 2023, the Company had contract assets of $487.8 million. As of September 27, 2024 and December 31, 2023, the Company had contract assets of $644.7 million and $561.9 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of January 1, 2023, the Company had contract liabilities of $76.4 million. As of September 27, 2024 and December 31, 2023, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $96.2 million and $109.6 million, respectively.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	September 27,	December 31,
(In thousands)	2024	2023
Billed receivables	$101,274	$109,318
Unbilled receivables (contract assets)	644,735	561,862
Other	20,390	34,815
Total receivables	$766,399	$705,995
As of September 27, 2024 and December 31, 2023, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the September 27, 2024 contract assets during 2024. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On May 30, 2024, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $906.6 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche as in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.3 million per quarter through September 30, 2030, with the balance of $847.6 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.0 million in the Condensed Consolidated Statement of Income (Loss) for the nine months ended September 27, 2024.
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
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.75% per annum, or SOFR, plus a margin of 2.75% per annum. As of September 27, 2024, the effective interest rate for the First Lien Credit Agreement was 8.52%.
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
As of September 27, 2024, the carrying value of the First Lien Credit Agreement was $904.3 million, excluding deferred discount and unamortized deferred financing costs of $31.0 million. The estimated fair value of the First Lien Credit Agreement as of September 27, 2024 was $903.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or adjusted SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of September 27, 2024, the effective interest rate for the 2023 Term Loan was 8.55%.
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
The 2023 Credit Agreement contains financial covenants requiring (a) the consolidated total net leverage ratio not to exceed 5.00 to 1.00 for the reporting periods ending on or after June 30, 2023, and on or prior to June 30, 2024, with a step down to 4.75 to 1.00 for periods ending on or after July 1, 2024, and on or prior to December 31, 2025, with further step downs thereafter, and (b) the consolidated interest coverage ratio be at least 2.00 to 1.00 commencing with the reporting period ending on June 30, 2023.
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
As of September 27, 2024, there were $15.9 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $484.1 million as of September 27, 2024. Unamortized deferred financing costs related to the 2023 Revolver of $3.4 million are included in other non-current assets in the Condensed Consolidated Balance Sheets as of September 27, 2024. As of September 27, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.

As of September 27, 2024, the carrying value of the 2023 Term Loan was $242.2 million, excluding unamortized deferred financing costs of $1.7 million. The estimated fair value of the 2023 Term Loan as of September 27, 2024 was $242.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of September 27, 2024 are as follows:

(In thousands)	Payments due
2024 (remainder of the year)	$7,658
2025	20,003
2026	21,566
2027	21,566
2028	212,191
After 2028	863,507
Total	$1,146,491
As of September 27, 2024, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into $100.0 million and $350.0 million of interest rate swap contracts during the three months ended September 27, 2024 and the first six months of 2023, respectively. As of September 27, 2024 and December 31, 2023, these contracts had notional values of $442.2 million and $345.3 million, respectively. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		September 27,	December 31,
(In thousands)	Balance sheet caption	2024	2023
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$519	$3,381
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$53	$—
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$4,876	$3,006
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$(4,411)	$375
The Company regularly assesses the creditworthiness of the counterparty. As of September 27, 2024, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $1.6 million and $4.5 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended September 27, 2024, respectively. Net interest rate derivative gains of $1.4 million and $2.6 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended September 29, 2023, respectively. The Company expects $0.2 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of September 27, 2024 to be recognized in earnings within the next 12 months.

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
The Company estimated and accrued $14.0 million and $12.1 million as of September 27, 2024 and December 31, 2023, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2024	2023	2024	2023
Compensation costs for equity-based awards	$974	$5,939	$12,252	$25,775
Compensation costs for liability-based awards	106	424	622	1,033
Total compensation costs, pre-tax	$1,080	$6,363	$12,874	$26,808
Future tax benefit	$275	$1,688	$3,283	$7,112
As of September 27, 2024, total unrecognized compensation costs related to equity-based awards and liability-based awards were $17.2 million and $0.04 million, respectively, which are expected to be recognized ratably over a weighted average period of 1.33 years and 0.26 years, respectively.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the nine months ended September 27, 2024:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2024	40	$22.93	800	$37.29	267	$43.45
Granted	—	$—	316	$45.58	161	$45.44
Exercised	(6)	$25.90	—	$—	—	$—
Vested	—	$—	(549)	$37.33	(9)	$46.45
Forfeited or expired	—	$—	(109)	$42.42	(157)	$36.26
Outstanding at September 27, 2024	34	$22.43	458	$41.35	262	$43.55
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
As of September 27, 2024, there was $12.1 million of unrecognized RSU related compensation expense.
Total Shareholder Return Awards
TSR awards are performance-based cash awards that are subject to a three-year performance period. Any payments earned are made in cash following completion of the performance period according to the achievement of specified performance goals. There were no cash-based TSR awards granted in the first nine months of 2024. As of September 27, 2024, there was $0.04 million of unrecognized TSR related compensation expense.

Performance Share Units
During the first nine months of 2024, the Company granted performance-based awards with market conditions. The awards will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures as compared to peer group companies, and the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
As of September 27, 2024, there was $5.1 million of unrecognized PSU related compensation expense.
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
For the three months ended September 27, 2024 and September 29, 2023, the Company recorded an income tax provision of $4.5 million and income tax benefits of $4.8 million, respectively, representing effective income tax rates of 23.0% and 43.0%, respectively. For the nine months ended September 27, 2024 and September 29, 2023, the Company recorded an income tax provision of $2.9 million and income tax benefits of $10.4 million, respectively, representing effective income tax rates of 23.1% and 31.9%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income and income tax credits.
Uncertain Tax Positions
As of both September 27, 2024 and December 31, 2023, unrecognized tax benefits from uncertain tax positions were $6.6 million.
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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$15,051	$(6,400)	$9,651	$(22,081)

Weighted average common shares outstanding	31,550	31,179	31,458	31,048
Add: Dilutive impact of stock options	20	—	19	—
Add: Dilutive impact of restricted stock units	403	—	444	—
Diluted weighted average common shares outstanding	31,973	31,179	31,921	31,048

Earnings (loss) per share
Basic	$0.48	$(0.21)	$0.31	$(0.71)
Diluted	$0.47	$(0.21)	$0.30	$(0.71)

The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2024	2023	2024	2023
Anti-dilutive restricted stock units	—	—	22	1
Total	—	—	22	1
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors two non-qualified deferred compensation plans. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of the plan investments and obligations are recorded in selling, general, and administrative expenses. The plans assets and liabilities were $5.0 million and $3.2 million as of September 27, 2024 and December 31, 2023, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $3.6 million and $13.0 million for the three and nine months ended September 27, 2024, respectively, and $2.9 million and $11.1 million for the three and nine months ended September 29, 2023, respectively.
NOTE 12
SALE OF RECEIVABLES
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (MUFG) for the sale of certain designated eligible receivables up to a maximum amount of $300.0 million with the U.S. government. Receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk.
The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC Topic 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.

	As of and for the
	Nine Months Ended
	September 27,	September 29,
(In thousands)	2024	2023
Beginning balance:	$72,715	$—
Sale of receivables	2,311,341	705,205
Cash collections	(2,240,639)	(617,340)
Outstanding balance sold to MUFG[1]	143,417	87,865
Cash collected, not remitted to MUFG[2]	(38,265)	(66,999)
Remaining sold receivables	$105,152	$20,866

[1] For the nine months ended September 27, 2024, the Company recorded a net cash inflow from sale of receivables of $70.7 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of September 27, 2024. This balance is included in other accrued liabilities as of the balance sheet date.
During the nine months ended September 27, 2024 and September 29, 2023, the Company incurred purchase discount fees, net of servicing fees, of $7.4 million and $2.1 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income (Loss) and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The servicing fee approximates fair value and, therefore, the Company has not recognized a servicing asset or liability as of September 27, 2024. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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
Our primary customer is the U.S. Department of Defense (DoD). For the nine months ended September 27, 2024 and September 29, 2023, the Company had total revenue of $3.2 billion and $2.9 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the nine months ended September 27, 2024 and September 29, 2023, we generated approximately 42% and 41%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $80.1 million, or 8.0%, for the three months ended September 27, 2024 as compared to the three months ended September 29, 2023. Revenue increased primarily due to organic growth on legacy programs and new program performance. Revenue from our programs in the Middle East, the U.S., and Asia increased by $40.6 million, $33.5 million, and $19.6 million, respectively, partially offset by a decrease in revenue from our programs in Europe of $13.6 million, during the three months ended September 27, 2024 as compared to the three months ended September 29, 2023.
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
Further details related to consolidated financial results for the three and nine months ended September 27, 2024, compared to the three and nine months ended September 29, 2023, are contained in the "Discussion of Financial Results" section.
Significant Contracts
The following table reflects the contract that accounted for more than 10% of total revenue:

	% of Total Revenue
	Nine Months Ended
	September 27,	September 29,
Contract Name	2024	2023
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	10.4%	12.3%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.

The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2025, with one additional twelve-month option and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $328.8 million and $360.5 million of revenue for the nine months ended September 27, 2024 and September 29, 2023, respectively.
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
The following is a summary of funded and unfunded backlog:

	September 27,	December 31,
(In millions)	2024	2023
Funded backlog	$3,016	$2,778
Unfunded backlog	9,213	10,011
Total backlog	$12,229	$12,789
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $3.4 billion during the nine months ended September 27, 2024, which was a decrease of $0.1 billion compared to the nine months ended September 29, 2023.
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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On March 23, 2024, the President signed into law the Further Consolidated Appropriations Act for FY 2024, which provided $825 billion in funding for the DoD, through September 30, 2024. On April 24, 2024, the President signed a bill providing $95 billion in additional supplemental funding for Ukraine, Israel and the Indo-Pacific region.

The Fiscal 2025 budget request was submitted to the U.S. Congress on March 11, 2024, and requested $895 billion for National Defense, with $850 billion of the total allocated to the DoD. The Fiscal 2025 budget has not yet been approved by Congress. On September 26, 2024, the President signed into law a Continuing Resolution (CR) that funds U.S. government operations in FY 2025 at FY 2024 levels through December 20, 2024. The timing and approval of FY 2025 appropriations remains uncertain and over the coming months, Congress will need to approve or revise the Fiscal 2025 budget request through enactment of appropriations and other legislation, which would require final approval from the President to become law. Government operations under an extended CR could have potential impacts on the timing and award of new programs and contracts.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions and the 2024 elections, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.
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
We believe the federal and DoD budget will be shaped by many factors including economic, political, and security conditions. The result may be shifting funding priorities, which could impact DoD spending and our programs.
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
However, business conditions have become more challenging and uncertain due to macroeconomic conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities could create additional demand for our products and services, however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Further, given the current level of inflation and geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts and its financial results, and actively evaluating opportunities for cost reductions and deleveraging. Continuing the 2023 trend, in 2024 the Company's cost-plus and cost reimbursable contracts as a percentage of total contract mix and revenue have increased as compared to the year ended 2023. The Company’s earnings and profitability may vary materially depending on the total mix of contracts. To date, the Company has not experienced broad-based increases from inflation or geopolitical hostilities in the costs of its fixed-price and time and materials contracts that are material to the business. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
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

Secondary Public Offering
On September 4, 2024, we entered into an underwriting agreement (the Underwriting Agreement), by and among the Company, Vertex Aerospace Holdco LLC (the Selling Stockholder) and Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Robert W. Baird & Co. Incorporated, as representatives to several underwriters named therein (the Underwriters), relating to the public offering of 2,000,000 shares of common stock by the Selling Stockholder (the Secondary Offering) and up to 300,000 additional shares of common stock (the Option Shares) by the Selling Stockholder at the Underwriters’ option at any time on or before the 30th day after the date of the Underwriting Agreement (the Option, and together with the Secondary Offering, the Offering). The Secondary Offering closed on September 6, 2024. The Company did not sell any securities in the Secondary Offering and did not receive any proceeds from the sale of the shares offered by the Selling Stockholder.
On September 11, 2024, the Underwriters notified the Company and the Selling Stockholder that they had elected to exercise the Option in full. The offering of the Option Shares closed on September 12, 2024. All of the Option Shares were sold by the Selling Stockholder. The Company did not receive any of the proceeds from the sale of the Option Shares by the Selling Stockholder in the offering.
During the three months ended September 27, 2024, we incurred costs of $0.6 million in connection with the Offering. These costs are included within selling, general, and administrative expenses on our Condensed Consolidated Statement of Income (Loss).
DISCUSSION OF FINANCIAL RESULTS
Three months ended September 27, 2024, compared to three months ended September 29, 2023
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	September 27,	September 29,
(In thousands, except for percentages)	2024	2023	$	%
Revenue	$1,081,656	$1,001,507	$80,149	8.0%
Cost of revenue	990,220	930,828	59,392	6.4%
% of revenue	91.5%	92.9%
Selling, general, and administrative expenses	41,549	49,640	(8,091)	(16.3)%
% of revenue	3.8%	5.0%
Operating income	49,887	21,039	28,848	137.1%
Operating margin	4.6%	2.1%
Interest expense, net	(27,152)	(30,252)	3,100	(10.2)%
Other expense, net	(3,198)	(2,024)	(1,174)	58.0%
Income (loss) from operations before income taxes	19,537	(11,237)	30,774	(273.9)%
% of revenue	1.8%	(1.1)%
Income tax expense (benefit)	4,486	(4,837)	9,323	(192.7)%
Effective income tax rate	23.0%	43.0%
Net income (loss)	$15,051	$(6,400)	$21,451	(335.2)%
Revenue
Revenue increased $80.1 million, or 8.0%, for the three months ended September 27, 2024 as compared to the three months ended September 29, 2023. Revenue increased primarily due to organic growth on legacy programs and new program performance. Revenue from our programs in the Middle East, the U.S., and Asia, increased by $40.6 million, $33.5 million, and $19.6 million, respectively, partially offset by a decrease in revenue from our programs in Europe of $13.6 million.
Cost of Revenue
Cost of revenue increased $59.4 million, or 6.4%, for the three months ended September 27, 2024 as compared to the three months ended September 29, 2023, primarily driven by increases in revenue and changes in contract mix.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses decreased $8.1 million, or 16.3%, for the three months ended September 27, 2024 as compared to the three months ended September 29, 2023, primarily due to cost optimization and lower integration-related costs.

Operating Income
Operating income increased $28.8 million, or 137.1%, for the three months ended September 27, 2024 as compared to the three months ended September 29, 2023. Operating income as a percentage of revenue was 4.6% for the three months ended September 27, 2024, compared to 2.1% for the three months ended September 29, 2023, primarily driven by changes in aggregate cumulative adjustments, along with decreased SG&A expenses.
Aggregate cumulative adjustments increased operating income by $17.3 million and $5.0 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The aggregate cumulative adjustments for the three months ended September 27, 2024 and September 29, 2023 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Nine months ended September 27, 2024, compared to nine months ended September 29, 2023
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
	September 27,	September 29,
(In thousands, except for percentages)	2024	2023	$	%
Revenue	$3,164,403	$2,922,819	$241,584	8.3%
Cost of revenue	2,928,858	2,685,910	242,948	9.0%
% of revenue	92.6%	91.9%
Selling, general, and administrative expenses	127,901	151,021	(23,120)	(15.3)%
% of revenue	4.0%	5.2%
Operating income	107,644	85,888	21,756	25.3%
Operating margin	3.4%	2.9%
Loss on extinguishment of debt	(1,998)	(22,052)	20,054	(90.9)%
Interest expense, net	(83,533)	(93,946)	10,413	(11.1)%
Other expense, net	(9,566)	(2,335)	(7,231)	309.7%
Income (loss) from operations before income taxes	12,547	(32,445)	44,992	(138.7)%
% of revenue	0.4%	(1.1)%
Income tax expense (benefit)	2,896	(10,364)	13,260	(127.9)%
Effective income tax rate	23.1%	31.9%
Net income (loss)	$9,651	$(22,081)	$31,732	(143.7)%
Revenue
Revenue increased $241.6 million, or 8.3%, for the nine months ended September 27, 2024 as compared to the nine months ended September 29, 2023. Revenue increased primarily due to organic growth on legacy programs and new program performance. Revenue from programs located in the Middle East, Asia, and the U.S. increased by $184.8 million, $43.2 million, and $29.8 million, respectively, partially offset by a decrease in revenue from programs located in Europe of $16.2 million.
Cost of Revenue
Cost of revenue increased $242.9 million, or 9.0%, for the nine months ended September 27, 2024 as compared to the nine months ended September 29, 2023, primarily driven by increases in revenue and changes in contract mix.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses decreased $23.1 million, or 15.3%, for the nine months ended September 27, 2024 as compared to the nine months ended September 29, 2023 primarily due to cost optimization and lower integration-related costs.
Operating Income
Operating income increased $21.8 million, or 25.3%, for the nine months ended September 27, 2024 as compared to the nine months ended September 29, 2023. Operating income as a percentage of revenue was 3.4% for the nine months ended September 27, 2024, compared to 2.9% for the nine months ended September 29, 2023. The increase in operating income was primarily driven by decreased SG&A expenses.
Aggregate cumulative adjustments increased operating income by $18.5 million and $27.2 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The aggregate cumulative adjustments for the nine months ended September 27, 2024 and September 29, 2023 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.

Interest Expense, Net
Interest expense, net for the three and nine months ended September 27, 2024 and September 29, 2023 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 27,	September 29,			September 27,	September 29,
(In thousands, except for percentages)	2024	2023	$	%	2024	2023	$	%
Interest income	$187	$334	$(147)	(44)%	$776	$683	$93	14%
Interest expense	(27,339)	(30,586)	3,247	(11)%	(84,309)	(94,629)	10,320	(11)%
Interest expense, net	$(27,152)	$(30,252)	$3,100	(10)%	$(83,533)	$(93,946)	$10,413	(11)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $10.4 million for the nine months ended September 27, 2024 compared to the nine months ended September 29, 2023 due to both a decrease in our debt balance, and our interest rate swap contracts.
Other Expense, Net
During the three and nine months ended September 27, 2024, we incurred purchase discount fees and other expenses of $3.2 million and $7.4 million, respectively, related to the sale of accounts receivable through the MARPA Facility. In addition, during the nine months ended September 27, 2024, we incurred a $2.2 million impairment charge on a non-operating, long-lived asset, primarily due to a decreased fair market value. During the three and nine months ended September 29, 2023, we incurred purchase discount fees and other expenses of $2.0 million and $2.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility.
Income Tax Expense (Benefit)
We recorded an income tax provision of $4.5 million and income tax benefits of $4.8 million for the three months ended September 27, 2024 and September 29, 2023, respectively. Our effective income tax rates for the three months ended September 27, 2024 and September 29, 2023, were 23.0% and 43.0%, respectively. For the nine months ended September 27, 2024 and September 29, 2023, the Company recorded an income tax provision of $2.9 million and income tax benefits of $10.4 million, representing effective income tax rates of 23.1% and 31.9%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income, and income tax credits.
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
As of September 27, 2024, there were $15.9 million of outstanding letters of credit under the 2023 Revolver. Unamortized deferred financing costs related to the 2023 Revolver of $3.4 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 27, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.

As of September 27, 2024, the carrying value of the 2023 Term Loan portion was $242.2 million, excluding unamortized deferred financing costs of $1.7 million. The estimated fair value of the 2023 Term Loan as of September 27, 2024 was $242.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt.
As of September 27, 2024, the carrying value of the First Lien Credit Agreement was $904.3 million, excluding deferred discount and unamortized deferred financing costs of $31.0 million. The estimated fair value of the First Lien Credit Agreement as of September 27, 2024 was $903.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The cash presented on the Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $19.8 million of our $59.9 million in cash, cash equivalents and restricted cash as of September 27, 2024 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 61 and 58 days as of September 27, 2024 and December 31, 2023, respectively.
The following table sets forth net cash provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended
	September 27,	September 29,
(in thousands)	2024	2023
Operating activities	$31,103	$135,175
Investing activities	(27,625)	(15,709)
Financing activities	(16,739)	(155,734)
Foreign exchange[1]	467	(1,540)
Net change in cash, cash equivalents and restricted cash	$(12,794)	$(37,808)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash provided by operating activities for the nine months ended September 27, 2024 primarily consisted of cash inflows from non-cash net income items of $110.8 million, cash inflows from the sale of receivables through the MARPA Facility of $70.7 million and net income of $9.7 million, partially offset by net cash outflows in working capital accounts of $119.7 million and net cash outflows in other long-term assets and liabilities of $40.3 million.
Net cash provided by operating activities for the nine months ended September 29, 2023, primarily consisted of cash inflows from non-cash net income items of $140.7 million, cash inflows from the sale of receivables through the MARPA Facility of $87.9 million, partially offset by net cash outflows in working capital accounts of $44.1 million, net cash outflows in other long-term assets and liabilities of $25.8 million, and a net loss of $22.1 million.
Net cash used in investing activities for the nine months ended September 27, 2024 consisted of $16.9 million for the acquisition of businesses and $10.7 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the nine months ended September 29, 2023 consisted of $16.6 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities during the nine months ended September 27, 2024 consisted of revolver repayments of $1.0 billion, payments for employee withholding taxes on share-based compensation of $8.0 million, repayments of long-term debt of $7.7 million, and payments for debt issuance costs of $1.2 million, partially offset by proceeds from the revolver of $1.0 billion.

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
Capital Resources
As of September 27, 2024, we held cash, cash equivalents and restricted cash of $59.9 million, which included $19.8 million held by foreign subsidiaries, and had $484.1 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. We believe that our cash, cash equivalents and restricted cash as of September 27, 2024, as supplemented by operating cash flows, the 2023 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of September 27, 2024, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Operating leases	$44,728	$3,190	$20,777	$12,466	$8,295
Principal payments on Vertex First Lien Credit Agreement¹	904,303	9,066	18,131	18,131	858,975
Principal payments on 2023 Credit Agreement¹	242,188	7,813	25,000	209,375	—
Interest on Vertex First Lien and 2023 Credit Agreements	488,668	91,892	177,299	141,840	77,637
Total	$1,679,887	$111,961	$241,207	$381,812	$944,907
¹ Includes unused funds fee and is based on the September 27, 2024 interest rate and outstanding balance.
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
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our business; changes in U.S. or international government defense budgets; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities; our subcontractors' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems post-merger; changes in GAAP; the impact of the U.S. November 2024 presidential and congressional elections; and other factors described in Part I, "Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at September 27, 2024.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement would result in a $7.1 million change in the related annual cash interest expenses.
Assuming the 2023 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.
As of September 27, 2024, the notional value of the Company's interest rate swap agreements totaled $442.2 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2024, the Company’s disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting (ICFR) related to a subsidiary within Vertex Aerospace Services Holdings Corp (Vertex) which was acquired on July 5, 2022. The material weakness was identified and discussed in Part II, "Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Remediation Efforts to Address the Material Weakness
Management continues to improve controls at the Company in order to remediate the material weakness in internal control over financial reporting. During the first nine months of 2024, several actions were implemented at Vertex, including increasing the number of individuals responsible for implementing and monitoring controls; training individuals responsible for designing, executing, testing and monitoring controls; and enhancing documentation that evidences that controls are performed. These actions are ongoing and we will continue to make improvements during the remainder of 2024. During the second quarter of 2024, the Company began testing the design and operating effectiveness of process-level and information technology controls, that continued during the third quarter of 2024.
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

101	The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). #

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
Date: November 4, 2024