Form 10-K
period 2024-12-31
V2X, Inc.
filed 2025-02-24
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36341
V2X, Inc.
(Exact name of registrant as specified in its charter)

Indiana	38-3924636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Campus Commons Drive, Suite 305, Reston, Virginia 20191
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was $588,612,936.
As of February 19, 2025, there were 31,568,332 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of V2X, Inc.’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

V2X, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
V2X, Inc. (V2X or the Company), an Indiana Corporation formed in February 2014, formerly known as Vectrus, Inc. (Vectrus), is a leading provider of critical mission solutions primarily to defense customers in 329 locations and 47 countries and territories worldwide. V2X enables its customers' most important missions by delivering end-to-end capabilities at scale across the world. This provides us with the expertise and ability to act as a trusted partner to bring differentiated integrated solutions that define mission success. As of December 31, 2024, we had approximately 16,100 employees and 6,200 subcontract personnel. The Company offers a broad suite of capabilities including multi-domain high impact readiness, integrated supply chain management, assured communications, mission solutions, and platform renewal and modernization to national security, defense, civilian and international customers.
On July 5, 2022 (the Closing Date), Vectrus completed its merger (Merger) with Vertex Aerospace Services Holding Corp., a Delaware corporation (Vertex), thereby forming V2X. For a description of the Merger, see Note 3, Merger in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The Merger created a larger and more diversified company with the ability to compete for more integrated business opportunities and generate revenue across geographies, clients, and contract-types. We continue to operate under one reportable business segment post-Merger.
Unless the context otherwise requires or unless stated otherwise, references to "V2X", "we," "us," "our," “combined company”, "the Company" and "our Company" refer to V2X and all of its consolidated subsidiaries.
Our Business Strategies
Our overarching strategy is to deliver full lifecycle capabilities in support of national security priorities that enhance mission effectiveness, extend utility, lower cost, and improve security and mission outcomes. Our key to enabling this strategy are:
•Drive performance excellence in execution: V2X delivers operational excellence by maintaining high standards of quality, efficiency, and reliability. Our approach increases the likelihood projects are completed on time and within budget, exceeding customer expectations.
•Leverage innovation for differentiated solutions: V2X integrates technologies like 5G and advanced simulation systems to create solutions that address evolving threats and mission requirements. We foster a culture of continuous innovation that provides our customers with capabilities that give them a decisive edge.
•Expand global presence and markets: With a footprint spanning six continents, V2X is focused on growing our reach in emerging markets, expanding partnerships, and extending our expertise into new domains.
•Build on our culture of mission success: Rooted in our commitment to national security, V2X encourages a spirit that empowers our employees to deliver results. Through a focus on teamwork, integrity, and customer trust, we operate in an environment where every team member is dedicated to the success of our customers and the safety of those we serve.
Our Service Offerings
V2X is a leading national security solutions provider. We provide customers worldwide with a broad range of technology and service capabilities, supporting national security readiness and modernization efforts. V2X operates across 329 locations in 47 countries and territories, and our key service offerings include:
High Impact Readiness: We deliver full life-cycle, innovative training solutions to government clients worldwide, improving outcomes through a holistic approach that combines training solutions with our Mission Solutions to ensure readiness both at home station and while deployed. At the same facilities where we provide these operational solutions, we offer cutting-edge training to prepare the Warfighter for their mission. Whether designing synthetic training environments or providing subject matter experts, our team is deployed with our customers to ensure they are ready to execute the mission when called upon. We also provide military and commercial training solutions, including live training systems, technology-enabled augmented and virtual reality, and training aids, devices, simulators, and simulations, to large United States (U.S.) companies and foreign governments using state-of-the-art remote learning platforms.
Integrated Supply Chain Management: Our Integrated Supply Chain Management capabilities include rapid response and deployment at scale, Supply Chain as a Service, smart warehouse management and distribution, and integrated and automated logistics, ensuring efficient and seamless operations.

Assured Communications: Our Assured Communications capabilities include full lifecycle network management, network systems installation and activation, and information assurance. In the area of situational awareness software and hardware, we specialize in deploying, integrating, and maintaining sensors and complex systems in austere environments. With unmatched expertise, we deliver tailored technologies to meet unique mission requirements, ensuring outcomes and mission effectiveness. Our services include system upgrades, obsolescence management, and DevSecOps to extend service life and enhance performance. We design, integrate, and install multi-sensor systems for border security and critical infrastructure protection worldwide. Additionally, we provide expertise in spectrum deconfliction, digital integration, Smart X engineering, and 5G development.
Mission Solutions: Our capabilities provide customers with full-spectrum support for logistics, infrastructure sustainment, and contingency operations around the globe. We differentiate ourselves by offering infrastructure operations and sustainment for fixed facilities worldwide, focusing on preventative, predictive, and reliability-centered maintenance to achieve readiness at the lowest cost. Once deployed, we are on the ground in theater to ensure customers receive logistical support. Our team of professionals delivers worldwide support, critical infrastructure and logistics for intelligence operations, classified IT, intelligence services, and cybersecurity. Our expertise includes infrastructure engineering, operations and maintenance; life support and emergency services; airfield management; civil engineering; and integrated electronic surveillance.
Platform Renewal and Modernization: We provide the engineering, facilities, and skilled workforce required to sustain systems and platforms worldwide. With vertically integrated capabilities—including organic engineering, supply chain management, manufacturing, rapid prototyping, and FAA Part 145 Repair Stations—our operations span over 1,000,000 square feet of engineering, lab, manufacturing, and repair space. Comprehensive in-house testing, including cyber, E3, environmental, AR/VR, and development labs, is consolidated at our Indianapolis, Indiana facility. Supporting approximately 1,690 aircraft, our teams deliver full-spectrum maintenance from flight line to depot with a focus on safety and quality. Backed by multi-disciplined engineers, we specialize in development, integration, production, repair, and sustainment, covering situational awareness products, missile launchers, and tactical aircraft radar systems and components. Our capabilities include Aircraft Maintenance & Management; Aviation and Ground Platform Maintenance & Repair; End-to-End Organizational, Intermediate, and Depot-Level Capabilities; four FAA Part 145 Repair Stations; and an AS-9100/9110 Certified Quality Management System (QMS).
Customers
Our strong relationship with the Department of Defense (DoD) and other government agencies is attributable to our dedication to program performance, global responsiveness and operational excellence, as well as to the execution of our core values of integrity, respect, responsibility and professionalism.
Revenue, primarily from U.S. government customers, for the periods presented below was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Army	$1,837,843	$1,633,525	$1,342,406
Navy	1,441,355	1,233,463	713,732
Air Force	481,265	538,698	459,849
Other	561,692	557,440	374,873
Total revenue	$4,322,155	$3,963,126	$2,890,860

Key customer contracts include the following:
•The Logistics Civil Augmentation Program V (LOGCAP V) indefinite delivery and indefinite quantity (IDIQ) contract. LOGCAP V provides scalability and flexibility that aligns with and supports military operational tempo. LOGCAP V is used by Army Service Component Commands to rapidly respond to multiple global missions across the entire continuum of military operations. V2X is one of four award recipients of the basic IDIQ contract and has several task orders, including the Kuwait Task Order, Iraq Task Order, INDOPACOM Task Order, among others.
◦Naval Test Wing Atlantic (NTWL). We provide maintenance in support of the Navy’s test and evaluation aircraft primarily located at NAS Patuxent River, Maryland.
◦Cobra Dane Radar Maintenance Operation (COBRA DANE). We operate, maintain and upgrade the AN/ FPS-108 radar and associated systems in support of the Strategic Warning and Surveillance Systems in Alaska.
Competition
Our competition varies depending on our service offerings. Our principal competitors include Amentum Holdings, Inc., Valiant Integrated Services, divisions of Leidos Holdings, Inc., Science Applications International Corp., General Dynamics Corporation Technologies Segment., KBR, Inc., Fluor Corporation, Intrepid Global Solutions, AAR Corp., M1 Support Services, L.P., Marvin Engineering Co., and divisions of Northrop Grumman Corporation, among others. There are typically fewer competitors in the overseas market for each of our services capabilities and they vary from region to region.
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
Some U.S. government customers have shown a preference for multiple award IDIQ contracts. These contracts offer awards to a pool of contractors, followed by competition within the pool for individual programs via task orders under each IDIQ over the period of performance.
Seasonality
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
Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our Company usually is a prime contractor on long-term contracts that are of a finite duration of generally between three and ten years. We were the prime contractor on contracts representing 94%, 94% and 93% of our revenue for the three years ended December 31, 2024, 2023, and 2022, respectively. In other contracts, we team with a prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable, time-and-materials or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract.
On a cost-plus contract, we are paid our allowable incurred costs plus a fee, which can be fixed or variable depending on the contract’s arrangement, up to funding levels predetermined by our customers. On cost-plus contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable and target cost.
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

The percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
	2024	2023	2022
Cost-plus and cost-reimbursable	58%	56%	56%
Firm-fixed-price	39%	41%	40%
Time-and-materials	3%	3%	4%
Total revenue	100%	100%	100%
Backlog
For a discussion of our backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Backlog in Item 7 of Part II of this Annual Report on Form 10-K.
Environmental, Health and Safety
We are subject to federal, state, local, and foreign environmental protection laws, and regulations, including those governing the management and disposal of hazardous substances, the cleanup of contaminated sites, and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. Environmental, health and safety laws and regulations are subject to change, the nature of which is inherently unpredictable, and the timing of potential changes is uncertain. Environmental, health and safety requirements affect all of our operations, and we have established a comprehensive program that is aligned with recognized standards for environmental and safety management, to address compliance with applicable environmental, health and safety laws and regulations, and the expectations of our customers.
Human Capital Management
We believe our employees are among our most important resources and are critical to our continued success. As of December 31, 2024, we employed approximately 16,100 full-time employees. We also utilized approximately 6,200 subcontract workers. As of December 31, 2024, approximately 28% of our employees were represented by 45 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2025 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
We continue making significant investments in attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization to help understand and resolve barriers to retention.
V2X routinely conducts annual employee engagement surveys. The results of these confidential surveys are shared with V2X employees and with management. Additionally, the results of the surveys are scored to form a benchmark against which the results of future surveys will be evaluated. In 2024, V2X engaged our global workforce through structured surveys using a third-party platform to better understand concerns and expectations regarding ethics, and culture. Responses to the 2024 employee engagement surveys indicated that V2X employees generally find the company culture to be collaborative of all perspectives, a great place to work, and that managers’ behaviors were consistent with the V2X Code of Conduct.
Employment Benefits
We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Our employment benefits program includes a comprehensive benefits package, such as:
•flexible work options;
•education benefits, including tuition reimbursement program to select employees;
•wellness program;
•paid parental leave program;
•employee assistance program; and
•retirement savings plan.
Culture and Engagement
V2X remains committed to building and implementing global strategies which foster leadership and talent capabilities that will increase culture and engagement opportunities in attracting, retaining and leveraging competencies of our diverse workforce.

We are a leading employer of veterans and veteran spouses with more than 38% of our U.S. employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer, including by the National Organization on Disability as a Leading Disability Employer, by the Military Friendly Company as a Top 10 Diversity Supplier and as a Top 10 Military Spouse Employer, and by the Military Times as a Best for Vets Employer.
Learning and Development
We provide learning and development opportunities to our employees to support a successful career at V2X. Our on-line V2X University gives employees access to more than 4,000 virtual courses that address such topics as leadership/management and information technology skills, along with organizational and compliance courses required for a defense contractor. We are committed to identifying and developing the talents of our next generation of leaders by providing knowledge to help early-in-career employees develop the skills needed to advance within the organization. We also provide development programs to keep our supervisors current on best practices and ensure they focus on the success of their people. Also, we offer additional development opportunities to select employees to attend learning and development, and mentoring sessions.
Developing talent and ensuring a pipeline to leadership is a priority for the Company. To that end, the Company has a robust talent and succession planning process and has established a specialized program to support the development of our talent pipeline for critical roles. We conduct periodic reviews of succession plans and the individual development plans of our emerging talent. These sessions focus on high potential talent, diverse talent, and the succession for our most critical roles.
We periodically hold senior leadership development events to continually develop leadership and management skills. In 2024 we established the Program Management Executive Committee made up of members of our Program Operations leadership to develop new emerging talent and to facilitate problem solving, as well as additional leadership development for our high potential team members.
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
Our comprehensive EHS program encompasses a range of policies, commitments, and actions that effectively manage occupational health and safety. Our EHS Policy Statement applies to all V2X employees and subcontractors and provides the framework for a safe and healthy workplace. This policy also articulates our drive toward the continuous improvement of our EHS Management System (EHSMS). Through the EHSMS we effectively manage EHS risks and proactively work to prevent work-related injuries, illnesses, and incidents. Our approach includes regular audits, ongoing monitoring of incident rates, and comprehensive training programs for our employees. Utilizing our Incident Management System, we track incidents, near-misses, and potential issues within the workplace, identifying trends in frequency and severity while investigating root causes. This ongoing focus on improvement and transparency emphasizes our dedication to creating a safer and healthier work environment for all.
Ethics and Compliance
All employees are required to adhere to the V2X Code of Conduct (COC), which establishes standards for appropriate behavior. This includes mandatory annual training on preventing, identifying, reporting, and stopping any form of unlawful discrimination, unethical behavior, and unacceptable conduct. The V2X COC, along with the incorporated standards of business conduct and ethics, applies to all employees, officers, and directors of V2X. The COC can be accessed via our website (www.goV2X.com) on the Governance Documents page.
Combating Trafficking in Persons (CTIP) and Other Country National Compliance
V2X recognizes the risks of child labor, human trafficking and modern slavery associated with its global contracting activities and is committed to complying with internationally recognized human rights provisions and prohibitions against human trafficking and modern slavery established under the FAR CTIP and the laws and regulations of the countries in which it conducts business. This commitment is codified in our COC and our Supplier Code of Conduct.

V2X monitors its subcontractors to verify that they are maintaining compliance with CTIP and other provisions in their contracts. Additionally, V2X maintains an active CTIP awareness campaign at our Outside the Continental United States program location, to reinforce our protection of human rights and to empower all employees to confidently report suspected violations without fear of retaliation. V2X quickly investigates reported or suspected CTIP violations, which if verified, are reported immediately to our Senior Vice President, General Counsel and the appropriate United States Government (USG) and program authorities.
V2X requires that corrective actions (CA) be put in place by subcontractors or employees for confirmed CTIP violations. If CTIP violations warrant, a subcontractor or employee unable to promptly execute or comply with approved CAs will be removed from the contract. V2X conducts routine audits and inspections of employee housing and transportation, interviews employees hired through our subcontractors, and reviews employment contracts and related documentation to further validate our subcontractors' compliance with FAR 52.222-50 and both country of origin and host nation labor laws.
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers, including a five-year employment history and any directorships held in public companies.

Name	Age	Current Title(s)	Business Experience
Jeremy C. Wensinger	61	President and Chief Executive Officer (CEO), Director
Mr. Wensinger has served as President, CEO and director of the Company since June 2024. Mr. Wensinger has over 35 years of experience in the defense, aerospace and technology industries including leadership positions at Peraton, Inc., PAE, GTSI, Cobham PLC and Harris Corporation. Prior to joining the Company, Mr. Wensinger served as Chief Operating Officer of Peraton, Inc. from 2017 to 2024. Mr. Wensinger graduated from Bowling Green State University where he received Bachelor’s degree and from University of South Florida with a Masters of Business Administration and completed The General Managers Program at the Harvard Business School.

Shawn M. Mural	54	Senior Vice President and Chief Financial Officer (CFO)
Mr. Mural has served as Senior Vice President and Chief Financial Officer since October 2023. He is responsible for all finance and accounting functions, including controllership, finance operations, planning, tax, treasury, investor relations, and corporate development. Prior to joining the Company, Mr. Mural worked in various capacities at RTX Corporation and its subsidiaries (RTX), including as Vice President of Finance and Chief Financial Officer of Raytheon. Mr. Mural was with Raytheon and RTX for 24 years, has more than two decades of executive experience in the aerospace and defense industry, and has served in a number of financial and policy leadership roles. Mr. Mural graduated from Canisius University where he received a Bachelor’s degree and from the University of Texas at Dallas with a Masters of Business Administration.

L. Roger Mason, Jr.	59	Senior Vice President and Chief Growth Officer
Roger Mason has served as the Chief Growth Officer since January 2025. He is responsible for leading the Company’s growth function including business development operations, competitive intelligence, strategy, marketing and communications, government relations and technology investment. Prior to joining the Company, he served as President of Peraton’s Space and Intelligence sector from 2018 to 2024 where he led a $2 billion business focused on advanced products, solutions and services for the space, intelligence and defense markets. Dr. Mason also served as the first Assistant Director of National Intelligence for Systems and Resource Analyses from 2009 to 2014 and was awarded the National Intelligence Distinguished Service Medal. His overall career spans three decades and includes senior executive positions at Parsons, General Dynamics, Noblis and the Institute for Defense Analyses with a focus on national security markets. Dr. Mason has served on the board of several public, private, and non-profit boards, including Maxar Technologies from 2017 to 2023. Dr. Mason graduated from George Washington University where he received a Bachelor’s degree in physics, from the Kellogg School at Northwestern University with a Masters of Business Administration and from the University of Virginia where he earned a Ph.D. in Engineering Physics.

Name	Age	Current Title(s)	Business Experience
Richard "Vinny" Caputo	60	Senior Vice President, Aerospace Systems
Mr. Caputo has served as Senior Vice President, Aerospace Solutions since November 2024. He is responsible for all aerospace and defense services, modernization and sustainment, and program integration and mission support. Prior to being appointed as Senior Vice President, Aerospace Solutions, Mr. Caputo served as President of Aerospace Services from 2018 to 2024 and as Senior Director of Aviation Field Maintenance at Vertex from 2012 to 2018. Mr. Caputo completed a 25-year career in the U.S. Marine Corps and retired at the rank of Colonel. Mr. Caputo graduated from Rhode Island College where he received a Bachelor's degree, from Air Force Command and Staff College with a Master’s degree in Operational Art and Science and from the U.S. Army War College with a Master’s degree in Strategic Studies. He also completed the Executive Leadership Programs at The Harvard Business School and the University of Pennsylvania’s Wharton Business School.

Jeremy J. Nance	47	Senior Vice President and General Counsel
Mr. Nance has served as Senior Vice President and General Counsel since August 2024. He is responsible for managing all legal matters related to the Company’s operations, transactions and business practices. Mr. Nance has served on V2X’s legal team since July 2018. Prior to being appointed as General Counsel, he served as Deputy General Counsel and Chief Compliance Officer of V2X and prior to the Merger, as General Counsel of Vertex where he helped oversee the company’s legal and contracts teams and was involved in all phases of mergers and acquisitions, resolving both domestic and international disputes, overseeing corporate governance, and providing general business advice. Mr. Nance graduated from Baylor University with a Bachelor’s degree and a Masters of Business Administration and from Baylor University School of Law where he received a Juris Doctorate.

Kenneth W. Shreves	62	Senior Vice President, Mission Support
Mr. Shreves has served as the Senior Vice President, Mission Support since November 2024. He is responsible for base operations; logistics; high consequence training; and the national security program businesses as well as top and bottom line organic growth, strategy, and operational efficiency. Mr. Shreves served the Company as Senior Vice President, Global Mission Solutions from January 2024 to November 2024, as Senior Vice President, Global Mission Training & Sustainment from July 2022 to January 2024, as Senior Vice President, Organic Growth, Operational Enablement and Supply Chain from November 2021 to July 2022 and as Vice President of Business Development/Capture from October 2017 to November 2021. Prior to his commercial career, Mr. Shreves served in the United States Army as a logistics officer, retiring after twenty-eight years, having commanded at every level through Brigade Command and culminating as the Army Chair at the National War College in Washington DC. Mr. Shreves graduated from the University of Florida where he received a Bachelor of Science degree in Business Administration – Finance, from Central Michigan University with a Master of Science in Administration, and from the National War College, Fort McNair, Washington DC with a Master of Science in National Security Studies.

Name	Age	Current Title(s)	Business Experience
Michael J. Smith	44	Corporate Vice President of Treasury, Investor Relations and Corporate Development
Mr. Smith has served as the Company’s Corporate Vice President of Treasury, Investor Relations and Corporate Development since 2014. He is responsible for the Company's inorganic activities, including merger & acquisition strategy and execution, global treasury and capital markets operations, and investor relations. Prior to joining the Company, he was co-founder and managing director of The Silverline Group, a strategic consulting and advisory services firm that focuses on the aerospace and defense, intelligence, government services, homeland security, and federal civilian markets. Prior to co-founding The Silverline Group, Mr. Smith was a senior equity research associate at Lazard Capital Markets, covering the aerospace and defense, federal government information technology services, and defense technology sectors. He also spent five years with BB&T Capital Markets covering defense and government services and seven years with Raymond James & Associates in various capacities. Mr. Smith is a CFA® charterholder and graduated from the University of South Florida where he received a Bachelor’s degree with a major in finance and a minor in economics.

Available Information
Our principal executive offices are located at 1875 Campus Commons Drive, Suite 305, Reston, Virginia, 20191. Our telephone number is (571) 481-2000 and our website address is www.goV2X.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available on our website, without charge, as soon as reasonably practicable after electronically filed with the Securities and Exchange Commission (SEC). Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report. Our reports filed with the SEC also may be found on the SEC's website at www.sec.gov.
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
•We derive a significant portion of our revenue from a concentrated number of large contracts, and the loss or material reduction of any of these contracts could have a material adverse effect on our results of operations and cash flows.
•We rely on internal and external information technology systems to conduct our business, and disruption or failure of these systems could adversely affect our business and results of operations.
•Competition within our markets may reduce our revenue and market share.
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
•Business disruptions caused by natural disasters, global hostilities, pandemics, and other crises could adversely affect our profitability and our overall financial position.
•We rely on our information and communications systems in our operations. Security breaches, cybersecurity attacks, and other disruptions could adversely affect our business and results of operations.
•Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment or effectively respond to the impacts of pandemics in our workplaces could result in employee exposures, injuries, or deaths, environmental disasters, reduced profitability, the loss of projects or customers and possible exposure to litigation.
•We work in international locations where there are high security risks, which could result in harm to our employees and contractors and the incurrence of substantial costs.
•A significant portion of our workforce is represented by labor unions, and our business could be harmed in the event of a prolonged work stoppage.
•Integrating Vectrus and Vertex may be more difficult, costly or time-consuming than expected.
•We conduct a portion of our operations through joint ventures and other partnerships, exposing us to certain risks and uncertainties, many of which are outside of our control.
•Our earnings and margins depend, in part, on subcontractor performance.
•Our business could be adversely affected by bid protests.
•Misconduct of our employees, subcontractors, agents, prime contractors or business partners could cause us to lose customers and could have a material adverse impact on our business and reputation, adversely affecting our ability to obtain new contracts.
•Our success depends, in part, on our ability to work with and manage complex and rapidly changing technologies to meet the needs of our customers.
•We may pursue acquisitions and other investments that involve numerous risks and uncertainties.
•We depend on our teaming arrangements and relationships with other contractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenue, profitability and growth prospects could be adversely affected.
•We may be required to contribute additional funds to meet any present or future underfunded benefit obligations associated with multiemployer pension plans in which we participate.
•Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
•Our insurance may be insufficient to protect us from claims or losses.
•Increasing scrutiny and changing expectations from governmental organizations, customers, and our employees with respect to our sustainability practices may impose additional costs or expose us to new or additional risks.
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
•As a U.S. defense contractor, we are subject to security restrictions, which may limit investor insight into portions of our business.

•Our business may be negatively impacted if we are unable to adequately protect our intellectual property rights.
•Government withholding regulations could adversely affect our operating performance.
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
•Goodwill represents a significant portion of our assets, and any impairment of these assets could negatively impact our results of operations.
•The effects of changes in worldwide economic and capital markets conditions may significantly affect our ability to maintain liquidity or procure capital.
•We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth.
•Unanticipated changes in our tax provisions or exposure to additional U.S. and foreign tax liabilities could affect our profitability.
Risks Related to Our Securities
•Investment funds affiliated with American Industrial Partners (AIP) continue to have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
•Our stock price may be volatile.
•Any future offerings of securities, including debt or preferred stock, which would be senior to our common stock, or other equity securities may materially and adversely affect us or our shareholders, including the per share trading price of our common stock.
•If our significant shareholders who received shares of our common stock in the Merger sell their shares, the price of our common stock could be materially affected.
•We do not currently plan to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock in the future.
•Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
RISKS RELATED TO OUR BUSINESS
We may not be successful in winning new contracts or recompeting our existing contracts, which could have an adverse impact on our business and prospects.
We derive a substantial majority of our revenue from our contracts with the U.S. federal government, which are typically awarded through a rigorous competitive bidding process. This competitive bidding process presents several risks, including the following:
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
In addition, we face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Some of our existing contracts must be recompeted when the original period of performance ends. Recompetes represent opportunities for competitors to take market share away from us. Recompetes also represent opportunities for our customers to obtain more favorable terms from us. We may be required to qualify or continue to qualify under multiple award contracts, and it may be more difficult for us to win future task orders. If we are unable to consistently win new contract awards, or successfully capture recompetes for our existing contracts, our business and prospects will be adversely affected, and our actual results may differ materially and adversely from those anticipated.

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
Our U.S. government services contracts generally are of a finite duration of five years and usually range between three and ten years. The termination, expiration or non-renewal of our existing U.S. government contracts could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations.
The U.S. government may stop work or terminate any of our government contracts, in whole or in part, at any time at its convenience with little or no notice. The U.S. government may also terminate our contracts for default if we fail to meet our obligations under a contract. If any of our contracts were terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were terminated for default, generally the customer would pay us only for the work that has been accepted. Moreover, the customer can require us to pay the difference between the original contract price and the cost to re-procure the contract deliverables, net of the work accepted from the original contract. In addition, the U.S. government can also hold us liable for damages resulting from the default.
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
We derive a significant portion of our revenue from a concentrated number of large contracts, and the loss or material reduction of any of these contracts could have a material adverse effect on our results of operations and cash flows.
Revenue from our largest contract, the Kuwait Task Order under the LOGCAP V contract vehicle, amounted to approximately $450.3 million, or 10.4% of our revenue for the year ended December 31, 2024. Performance on the Kuwait Task Order began in July 2021. The award is approximately $1.7 billion with an estimated period of performance completion in December 2026.
We expect the Kuwait Task Order under LOGCAP V will continue to have a significant contribution to our revenue. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Contracts" in this Annual Report on Form 10-K.
We rely on internal and external information technology systems to conduct our business, and disruption or failure of these systems could adversely affect our business and results of operations.
We utilize, develop, install and maintain a number of information technology systems both for us and for our customers. Additionally, we utilize and rely on external systems maintained by our service providers, including using a managed service provider (MSP) to administer our systems and servers. We also contract with Software-as-a-Service (SaaS) providers to provide core company services such as for enterprise resource planning (ERP), human capital management, and contract lifecycle management. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, supplier and vendor payment processing, supply chain management and financial reporting. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business operations and processes.

We continue to implement a new ERP system, integrate a number of other IT systems into one and expect to continue to otherwise upgrade and expand our IT system capabilities, including SAP S/4HANA. We may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.
Under certain contracts with the U.S. government, the adequacy of our business processes and protections of controlled unclassified information on related systems could be called into question. The occurrence of such events could result in a material adverse impact on our business, financial condition, results of operations and cash flows.
Competition within our markets may reduce our revenue and market share.
Our competition varies depending on our service offerings. Our business is highly competitive, and we compete with larger companies that may have greater name recognition, greater financial resources, and larger technical staff, as well as companies with a competitive advantage due to a small business designation. Within our industry, companies have engaged in mergers and acquisitions to increase their competitive position. Our competitors may provide our customers with different or greater capabilities or better contract terms than we can provide, including past contract experience, geographic presence, price, and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
Even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to assist small businesses and other designated classifications of business. Accordingly, larger or new competitors, alliances among competitors, or competitors designated as small business contractors may emerge that may adversely affect our ability to compete. If we are unable to compete successfully against our current or future competitors, we may experience declines in revenue and market share, which could negatively impact our financial position, results of operations, or cash flows.
Our earnings and margins may vary based on our performance, the mix of our contracts, and our ability to control costs.
We generate revenue under various types of contracts, which include cost-plus, cost-reimbursable (including non-fee-bearing costs), firm-fixed-price and time-and-materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-plus contracts generally have lower profitability than firm-fixed-price contracts.
Inflation and other geopolitical factors may impact our costs on our active and future government contracts. For example, global hostilities could change the total mix of our contracts. The Company’s earnings and profitability may vary materially depending on significant changes to the total mix of contracts.
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
In addition, our failure to satisfy customer expectations or contract requirements may result in reduced fees or claims made against us by our customers and may affect our financial performance and our relationship with our customers. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards.

We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
We recognize revenue from our contracts primarily using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress towards completion. This methodology requires estimates of total contract revenue, total costs at completion, and fees earned on the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. This estimation process, particularly due to the nature of the services being performed, is complex and involves a significant amount of judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. We recognize any adjustment as a result of a change in estimates as additional information becomes known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.
While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.
Because many fixed-price contracts are long-term and may also involve new technologies, unforeseen events, such as significant inflation, technological difficulties, cost fluctuations, problems with suppliers, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us. Revenue derived from firm-fixed-price contracts represented approximately 39% of our total revenue for the year ended December 31, 2024. We monitor the impact of rising costs on our active and future government contracts given the current pace of inflation and other geopolitical factors. To date, the Company has not experienced broad-based material increases from inflation or geopolitical hostilities in the costs of its firm-fixed-price, cost-plus and time-and-materials contracts. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from firm-fixed-price, cost-plus and time-and-materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
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
Our contracts and revenue primarily depend upon the U.S. DoD budget, which is subject to the congressional budget authorization and appropriations process and is difficult to predict. The U.S. Congress usually appropriates funds for a given program on an October 1 to September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. Impacts on DoD budgets are a function of many factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, the federal debt ceiling, current and future economic conditions, presidential administration and congressional priorities, government shutdowns, continuing resolutions, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. The January 2025 presidential and administration transition in the United States may introduce further uncertainties to congressional spending and budgetary priorities that may materially affect our business. Any of these factors could result in a significant redirection of current and future DoD budgets and impact our future operations and cash flows. Such factors may have a direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business.
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
We derive 96% of our revenue from work performed under U.S. government contracts, primarily the DoD, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2024, we generated approximately 43% of our total revenue from the U.S. Army. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoD, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, alleged violations of labor trafficking laws, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation. If our reputation is negatively affected, we may lose our ability to conduct business in a foreign country (e.g., loss of business license), lose a required security clearance, or if we are suspended or debarred from contracting with government agencies or any branch of the DoD, our revenue and growth prospects could be adversely impacted.
Business disruptions caused by natural disasters, global hostilities, pandemics, and other crises could adversely affect our profitability and our overall financial position.
We have operations located in regions of the U.S. and internationally that may be exposed to natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by national or international crises or hostilities and pandemics. Although preventative measures may help mitigate the damage from such occurrences, impacts on our supply chain and the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenue from sales to customers, we could experience a material adverse effect on our financial position and results of operations.
There is also an increasing concern over the risks of climate-related change and related environmental sustainability matters. In addition to physical risks, climate-related change risk includes longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.
We rely on our information and communications systems in our operations. Security breaches, cybersecurity attacks, and other disruptions could adversely affect our business and results of operations.
As a U.S. defense contractor, various privacy and security laws require us to protect sensitive, confidential, and controlled unclassified information from disclosure. Cybersecurity risks continue to increase as various threat actors including nation states, cyber terrorists and hackers, focus efforts to compromise our operational and developmental information technology infrastructure. These threat actors attempt to gain access to sensitive, confidential, proprietary or controlled unclassified information, and may pose threats to physical security.
We and our suppliers face a continual risk associated with security events or disruptions described above, as attack vectors and technologies advance in sophistication, including from emerging technologies, such as artificial intelligence or machine learning technologies (collectively, AI). The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. In connection with the information technology and network communications services that we provide to our customers, we also may encounter cybersecurity threats at customer sites that we operate. We face an added risk of a security event or other significant disruption of our information technology systems and related systems that we develop, install, operate and maintain for our customers, which may involve managing and protecting controlled unclassified information relating to national security and other sensitive government functions or personally identifiable or protected health information.
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
Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment or effectively respond to the impacts of pandemics in our workplaces could result in employee exposures, injuries, or deaths, environmental disasters, reduced profitability, the loss of projects or customers and possible exposure to litigation.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, and highly regulated materials. Additionally, global pandemics could introduce additional risks to our worksites requiring additional policies and procedures. Although we have safety procedures in place, if we fail to implement them, or if the procedures we implement are ineffective or insufficient, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment, as well as the nature of the environment in which we conduct business, could result in employee exposures, injuries, or deaths, environmental disasters, reduced profitability, or the loss of projects or customers, any of which could have a material adverse impact on our business, financial condition, results of operations and reputation.
We work in international locations where there are high security risks, which could result in harm to our employees and contractors and the incurrence of substantial costs.
Some of our services, including those using subcontractors, are performed in high to moderate risk locations, including but not limited to the Middle East and certain parts of Asia and South America, where the country, region or surrounding areas may have unstable governments, or in areas of military conflict, or hostile and unstable environments, including war zones, or at military installations. Political or economic instability, international security concerns and geopolitical conflict or global hostilities in countries where we provide services and products may increase the risk of an incident resulting in damage or destruction to our work or living sites or our inability to meet contractual obligations or resulting in injury or loss of life to our employees, subcontractors or other third parties. Our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations or cash flows.
A significant portion of our workforce is represented by labor unions, and our business could be harmed in the event of a prolonged work stoppage.
As of December 31, 2024, approximately 4,500 of our employees, or approximately 28% of our employee base were unionized. We have 45 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully renew or negotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. In addition, the presence of unions may limit our flexibility in managing our workforce. Labor actions, work stoppages or the threat of work stoppages by our union employees or implementation of a work stoppage contingency plan, and our failure to obtain favorable labor contract terms during negotiations, may disrupt our operations, negatively impact our ability to provide services to our customers on a timely basis, and result in higher labor costs, which could in turn negatively impact our reputation, results of operations and financial condition.
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

Integrating Vectrus and Vertex may be more difficult, costly or time-consuming than expected.
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
•integrating the companies’ financial reporting and internal control systems, including the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC; and
•unanticipated issues in integrating information technology, implementing a new enterprise resource planning (ERP) system, communications and other business systems.
Many of these factors will be outside of the Company’s control, and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could materially affect the Company’s financial position, results of operations and cash flows. Management recently concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective due to two material weaknesses in internal control over financial reporting within Vertex. Specifically, one material weakness identified by management arises from a Vertex subsidiary’s information technology general controls (ITGCs) over user access for an ERP system that supports their financial reporting processes. Additionally, management identified a material weakness in the design and operation of the ITGCs over logical access and change management on the new ERP system being implemented at one of the other subsidiaries within Vertex. While management intends to resolve these material weaknesses, their remediation efforts may not be successful, the Company’s internal controls over financial reporting may not be effective as a result of these efforts by any particular date, and additional actions may be required, which could have a material adverse effect on our reputation, financial condition and results of operations. For details, please reference "Item 9A. Controls and Procedures - Management's Report on Internal Control over Financial Reporting" in this Annual Report on Form 10-K.
These integration matters could have an adverse effect on us for an undetermined period after completion of the Merger. In addition, the actual cost savings of the Merger could be less than anticipated. Our future results may be adversely impacted if the Company does not effectively manage its expanded operations.
We may not be successful or may not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.
We conduct a portion of our operations through joint ventures and other partnerships, exposing us to certain risks and uncertainties, many of which are outside of our control.
We conduct a portion of our operations through joint ventures and other partnerships where control may be shared with unaffiliated third parties. Although these operations are currently not significant, we are exposed to risks and uncertainties from them. As with any joint venture arrangement or partnership, differences in views among the participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our partners, including any failure to comply with applicable laws or regulations, nonperformance, default or bankruptcy of our partners. If our partners do not meet their contractual obligations, the joint venture or partnership may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture or partnership and, in turn, our business operations and reputation.
Further, operating through joint ventures or partnerships in which we have a minority interest could result in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures or partnerships may not be subject to the same requirements regarding internal controls as we are. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operations.
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
Misconduct, fraud or other improper activities by our employees, subcontractors, agents, prime contractors or business partners could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of classified or personal information, legislation regarding the pricing of labor and other costs in government contracts, regulations pertaining to the internal controls over financial reporting, laws and regulations relating to environmental matters, bribery of foreign government officials, lobbying or similar activities, boycotts, antitrust and any other applicable laws or regulations. Misconduct involving data security lapses or inadequate cybersecurity protections resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Although we have implemented internal policies, procedures, controls and training that are designed to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Misconduct by any of our employees, subcontractors, agents, prime contractors or business partners or our failure to comply with applicable laws or regulations or with applicable internal policies, procedures and controls could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future financial results.
Our success depends, in part, on our ability to work with and manage complex and rapidly changing technologies to meet the needs of our customers.
We design and develop technologically advanced and innovative products and services applied by our customers in various environments. The needs of our customers change and evolve regularly and in particular by complex and rapidly evolving technologies, such as advanced forms of AI. AI may be enabled by, or integrated into, some of our business operations or may be used in the development of our solutions or products. If we deploy AI solutions that have unintended consequences or are more controversial than we anticipate, our customers may seek redress and we may experience reputational harm which could affect our business or financial results. Our use of AI solutions could be subject to regulatory action or legal liability.
Our success depends upon our ability to identify emerging technological trends, develop and manage technologically advanced, innovative and cost-effective products and services and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. If we are unable to develop, implement and manage these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.

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
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to represent workers of various unrelated companies. Certain collective bargaining agreements require us to contribute to their various multiemployer pension plans. For the year ended December 31, 2024, we contributed $18.1 million to multiemployer pension plans. Under the Employee Retirement Income Security Act (ERISA), an employer who contributes to a multiemployer pension plan, absent an applicable exemption or other mitigating circumstance, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption or other mitigating circumstance, we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results.
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

Increasing scrutiny and changing expectations from governmental organizations, customers, and our employees with respect to our sustainability practices may impose additional costs or expose us to new or additional risks.
There is increased scrutiny from governmental organizations, customers, and employees on companies’ sustainability practices and disclosures, including with respect to workplace diversity. If our sustainability practices do not meet new and evolving executive orders, rules and regulations or stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our ability to attract new business and customers could be negatively impacted. Organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on their approach to sustainability matters, and unfavorable ratings of our sustainability efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our sustainability efforts, which may conflict with one another, could cause us to incur additional compliance and operational costs or increase our risk of litigation, all of which could materially and adversely affect our reputation, business, financial condition and results of operations.
RISKS RELATED TO GOVERNMENTAL REGULATIONS AND LAWS
Environmental, health and safety issues could have a material adverse effect on our business, financial position or results of operations.
We are subject to federal, state, local, and foreign environmental, health and safety laws and regulations, including those governing: climate-related change; air emissions; discharges to water; the management, storage, transportation and disposal of hazardous wastes, petroleum, and other regulated substances; the investigation and cleanup of contaminated property; and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. These laws and their implementing regulations can impose certain operational controls for minimization of pollution, permitting, training, recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances into the environment, result in facility shutdowns to address violations, or require costs to remediate sites to which we sent regulated substances for disposal. Violations of these laws and regulations can cause significant delays and add additional costs to a project. We have incurred and will continue to incur operating, maintenance and other expenditures as a result of environmental, health and safety laws and regulations. Past business practices at companies that we have acquired may also expose us to future unknown environmental, health and safety liabilities.
We are subject to laws and regulations related to climate-related change. The State of California has enacted new climate change disclosure requirements, including emissions requirements. In addition, while not currently applicable to V2X, the European Union Corporate Sustainability Reporting Directive requires expansive disclosures on various sustainability topics, and the SEC has issued proposed climate change rules that could impact the Company in the future. We are currently monitoring our obligations under the California law, but we expect that any required compliance with climate-related or other sustainability-related laws and regulations could result in substantial compliance costs, including monitoring and reporting costs. Noncompliance with these laws or regulations may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations.
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
•The Truthful Cost or Pricing Data Statute, previously known as the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
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
U.S. government agencies, including the DCAA, the DCMA and others, routinely audit and review our performance on government contracts, indirect rates and pricing practices, compliance with applicable contracting and procurement laws, regulations and standards, and compliance with applicable cybersecurity requirements. They also review the adequacy of our compliance with government standards for our business systems, including our accounting, purchasing, government property, estimating, and related business systems. Recently, these audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted and applied, increasing the likelihood of an audit or review resulting in an adverse outcome. Although customary in government contracts, these audits and reviews increase our performance and compliance costs.
We will be subject to the DoD Cybersecurity Maturity Model Certification (CMMC) requirements, which will require contractors that process, store, or transmit critical national security information on their information technology systems to receive specific third-party certifications relating to specified cybersecurity standards to be eligible for contract awards. We are in the process of evaluating our readiness and preparing for the CMMC, but to the extent we are unable to achieve certification in advance of contract awards that specify the requirement in the future, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, depending on the level of standard as required for each solicitation, which could adversely impact our business, financial condition and results of operations. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
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
Our U.S. government contracts operating internationally represented approximately 45% of total revenue for the year ended December 31, 2024. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the European Union (EU) General Data Protection Regulation (GDPR). Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, any of which could have a material adverse effect on us.
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
Our success is dependent, in part, on our ability to utilize technology to differentiate our services from our competitors. We rely on a combination of patents, confidentiality agreements and other contractual arrangements, as well as copyright, trademark, patent and trade secret laws and data rights under the FAR and DFARS, to protect our intellectual property rights and interests. However, these methods only provide a limited amount of protection and may not adequately protect our intellectual property rights and interests. Our employees, contractors and joint venture partners are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property rights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain or enforce our intellectual property rights may adversely limit our competitive position.

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
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. The collection and use or integration of personal data is subject to various U.S. federal and state privacy and data security laws and regulations. Outside of the U.S., many countries have privacy and data security laws and regulations concerning the collection and use of personal data, including but not limited to, the EU’s GDPR. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, enforcement of such laws and regulations is increasing and the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology all of which can make compliance challenging and costly, may expose us to related risks and liabilities and could negatively impact our business and financial condition.
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
As of December 31, 2024, we had approximately $1,138.8 million of aggregate debt outstanding, which consists of the First Lien Term Facility and the 2023 Revolver and Term Loan (See Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).
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
Borrowing under the secured credit facilities are at variable rates of interest and will expose us to interest rate risk. As of December 31, 2024, we had approximately $1,138.8 million of aggregate debt outstanding under our secured credit facility. Given the unpredictable interest rate environment, if interest rates continue to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed would remain the same, and our ability to generate cash from operations and other cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
To reduce interest expense volatility, we entered into $350.0 million of interest rate swaps during 2023 and $100.0 million of interest rate swaps during 2024. We may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
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
As of December 31, 2024, our goodwill was approximately $1.7 billion, which represented approximately 51.3% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. See Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
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
As of December 31, 2024, our total backlog was $12.5 billion, which included $2.3 billion in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:
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
RISKS RELATED TO OUR SECURITIES
Investment funds affiliated with American Industrial Partners (AIP) continue to have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of the date of this Form 10-K, Investment funds affiliated with AIP beneficially own approximately 45% of our outstanding common stock. For as long as such investment funds continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, through their indirect ownership of a substantial amount of our voting power and the provisions set forth in the amended and restated articles of incorporation, the amended and restated bylaws and the shareholders’ agreement, AIP has the ability to designate and elect several of our directors, and has significant voting power over certain fundamental actions by us, including with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends, in each case subject to the terms of our amended and restated articles of incorporation, amended and restated bylaws and the shareholders’ agreement.
Our stock price may be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general, uncertainty related to major contract awards, the budgetary and political climate, and overall trading liquidity. The closing price of our stock varied from a low of $37.24 to a high of $68.82 in 2024. Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.

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
During 2024, our significant shareholders who received shares of our common stock in connection with the Merger sold some of their shares. If they choose to sell a significant number of additional shares, such sales could have a material impact on the market price for our common stock.
The restrictions on sales contained in the Shareholders Agreement, dated as of July 5, 2022, among the Company and certain of its shareholders (the Shareholders Agreement) have expired, and all of the shares of our common stock issued in connection with the completion of the Merger are available for resale in the public market, including pursuant to an effective registration statement that the Company filed for these shareholders. As of the date of this Form 10-K, approximately 45% of the outstanding shares of our common stock are held by the shareholders party to the Shareholders Agreement.
Such shareholders may decide not to hold the remaining shares of our common stock they received upon completion of the Merger. In addition, certain of such shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they received upon completion of the Merger.
The impact on our stock price of additional sales of shares by such shareholders could be positive or negative, whether in the immediate term or in the future, and could be material. The effect and magnitude would depend on various factors, including market conditions, public float, trading volume and liquidity, shareholder composition and ownership, market perception, the number of shares sold and analyst coverage. In addition, future events and conditions could further increase the dilution from sales of these shares, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the Merger. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate. These sales may also make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company’s Board of Directors (the Board) through its audit committee (Audit Committee) is responsible for overseeing the Company’s risk management program. The Company integrates cybersecurity risk management into its broader risk management framework to ensure that cybersecurity considerations form an integral part of our risk management program. Our Information Technology (IT) department works closely with the risk management team to evaluate and address cybersecurity risks. The Company’s cybersecurity strategy and risk management processes align with the National Institute of Standards and Technology (NIST) governance requirements and cybersecurity framework.
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

Management’s Role: Our Chief Information Security Officer (CISO) is primarily responsible for assessing, monitoring and managing our cybersecurity risks. With over 30 years of experience in the field of information technology and cybersecurity, the CISO brings a wealth of expertise to his role. His background includes experience as a cybersecurity professional and system security engineer at the Pentagon, the State Department, and several other Federal agencies, as well as serving as Chief Information Officer (CIO) for international federal contractors and a Maryland state agency, resulting in extensive knowledge and experience in developing and executing cybersecurity strategies. The CISO holds a Doctorate degree in Information Assurance and a Master's degree in Computer Systems Management from the University of Maryland, and holds a Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP) certification, awarded and maintained since 2010 and 2015, respectively.
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
ITEM 2. PROPERTIES
We have 329 locations in 47 countries and territories on six continents. Our contract performance typically occurs on the government customer’s facility. Our material locations are the corporate headquarters office located at 1875 Campus Commons Drive, Suite 305, Reston, Virginia and operations offices located at: 2424 Garden of the Gods Road, Colorado Springs, Colorado; 555 Industrial Drive, Madison, Mississippi; and 6125 East 21st Street, Indianapolis, Indiana. These properties are used by our sole operating segment. Our Reston, Colorado Springs, Madison and Indianapolis leased locations have approximately 8,656, 64,335 164,000, and 900,000 square feet, and expire in 2032, 2028, 2030 and 2026, respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
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
    Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the NYSE under the symbol “VVX". Our common stock started trading on the NYSE in September 2014. As of February 19, 2025, there were approximately 3,404 stockholders of record and 31.6 million outstanding shares of common stock.
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
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Shareholders.
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our equity securities for the year ended December 31, 2024.
STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return of our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from December 31, 2019 through December 31, 2024 with data points as of December 31 for the years shown. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that $100 had been invested in V2X common stock, the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index on December 31, 2019 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
2019
2020
2021
2022
2023
2024
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

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets, including potential changes from the January 2025 presidential and administration transition in the United States; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreement; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities; our subcontractors' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce and unions; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems, including ERP and business systems, post-merger; changes in GAAP; and other factors described in Item 1A, “Risk Factors,” and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
V2X is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and provides a comprehensive suite of integrated solutions and critical service offerings across the operations and logistics, aerospace, training and technology markets to national security, defense, civilian and international clients.
Our primary customer is the U.S. DoD. For the years ended December 31, 2024, 2023 and 2022, we had total revenue of $4.3 billion, $4.0 billion and $2.9 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the years ended December 31, 2024, 2023 and 2022, we generated approximately 43%, 41% and 46%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $359.0 million, or 9.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Revenue increased primarily due to organic growth on legacy programs and new program performance. Revenue from our programs in the Middle East, the U.S., and Asia, increased by $205.8 million, $102.6 million, and $62.6 million, respectively, partially offset by a decrease in revenue from our programs in Europe of $12.0 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Operating income for the year ended December 31, 2024 was $159.2 million, an increase of $34.8 million or 28.0%, compared to the year ended December 31, 2023. Operating income increased primarily due to increases in revenue, along with changes in aggregate cumulative adjustments and decreased selling, general and administrative (SG&A) expenses.
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

We recorded an income tax expense of $4.2 million and an income tax benefit of $1.9 million for the years ended December 31, 2024 and 2023, respectively, which represent effective income tax rates of 10.7% and 7.9%, respectively. See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Further details related to consolidated financial results for the year ended December 31, 2024, compared to the year ended December 31, 2023, are contained in the "Discussion of Financial Results" section. Details related to consolidated financial results for the year ended December 31, 2023, compared to the year ended December 31, 2022 are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion of Financial Results" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, electronically filed with the SEC on EDGAR on March 5, 2024.
Merger with Vertex
For a discussion of our Merger and related debt and stock-based compensation obligations, see Note 3, Merger, Note 10, Debt and Note 16, Stock-Based Compensation, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2024	2023	2022
LOGCAP V - Kuwait Task Order	10.4%	12.0%	16.4%
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
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2025, with one additional twelve-month option and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $450.3 million and $474.3 million of revenue for the years ended December 31, 2024 and 2023, respectively.
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

Total backlog decreased by $0.3 billion in the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the timing of new awards offset by recognition of revenue. The following is a summary of funded and unfunded backlog:

	As of December 31,
(in millions)	2024	2023
Funded backlog	$2,251	$2,778
Unfunded backlog	10,251	10,011
Total backlog	$12,502	$12,789
Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $3.8 billion during the year ended December 31, 2024, which was a decrease of $0.4 billion compared to the year ended December 31, 2023. The decrease was due to timing of awards.
Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. However, the U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, the Company expects the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. V2X believes that its capabilities should help its clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in the business. Further, the DoD budget remains the largest in the world and management believes the Company's addressable portion of the DoD budget offers substantial opportunity for growth.
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
The Fiscal 2025 budget has not yet been approved and Congress continues to pass short-term continuing resolutions (CR) that funds U.S. government operations in FY 2025 at FY 2024 levels. The most recent CR passed extends current funding levels until March 14, 2025. The timing and approval of FY 2025 appropriations remains uncertain and over the coming months, Congress will need to approve or revise the Fiscal 2025 budget request through enactment of appropriations and other legislation, which would require final approval from the President to become law. Government operations under an extended CR could have potential impacts on the timing and award of new programs and contracts.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the new Administration and Congress, the debt ceiling, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on our programs and defense spending broadly.
While it is difficult to predict the specific course of future defense budgets, V2X believes the core functions the Company performs are mission-essential and spending to maintain readiness, improve performance, increase service life, lower cost, and modernize capabilities will continue to be a U.S. government priority. The Company's focus is on providing integrated solutions across the mission lifecycle that encompass (i) high impact readiness; (ii) integrated supply chain management; (iii) assured communications; (iv) mission solutions, including rapid response contingency efforts; and (v) platform renewal and modernization. The Company believes its capabilities enhance mission effectiveness, extend utility, lower cost, and improve security and mission outcomes. While customers may reduce the level of services required from us, the Company does not currently anticipate the complete elimination of these services, and the Company continues to focus on contract expansion and capturing new business opportunities.

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
The information provided above does not represent a complete list of trends and uncertainties that could impact the Company's business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and the matters identified under the caption “Forward-Looking Statement Information" herein.
Secondary Public Offerings
On September 4, 2024 and November 12, 2024, we entered into underwriting agreements (the Underwriting Agreements), by and among the Company, Vertex Aerospace Holdco LLC (the Selling Stockholder) and Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Robert W. Baird & Co. Incorporated, as representatives to several underwriters named therein (the Underwriters), relating to the public offering of a total of 4,500,000 shares of common stock by the Selling Stockholder (the Secondary Offerings) and up to a total of 675,000 additional shares of common stock (the Option Shares) by the Selling Stockholder at the Underwriters’ option at any time on or before the 30th day after the date of the applicable Underwriting Agreement (the Options, and together with the Secondary Offerings, the Offerings). The Secondary Offerings closed on September 6, 2024 and November 14, 2024, respectively. The Company did not sell any securities in the Secondary Offerings and did not receive any proceeds from the sale of the shares offered by the Selling Stockholder.
On September 11, 2024, the Underwriters notified the Company and the Selling Stockholder that they had elected to exercise the Option with respect to the September Secondary Offering for 300,000 Option Shares. The offering of these Option Shares closed on September 12, 2024. All of these Option Shares were sold by the Selling Stockholder. The Company did not receive any of the proceeds from the sale of these Option Shares by the Selling Stockholder.
During the year ended December 31, 2024, we incurred costs of $0.7 million in connection with the Offerings. These costs are included within selling, general, and administrative expenses on our Consolidated Statement of Income (Loss).

DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Revenue	$4,322,155	$3,963,126	$359,029	9.1%
Cost of revenue	3,979,193	3,628,271	350,922	9.7%
% of revenue	92.1%	91.6%
Selling, general and administrative expenses	183,758	210,439	(26,681)	(12.7)%
% of revenue	4.3%	5.3%
Operating income	159,204	124,416	34,788	28.0%
Operating margin	3.7%	3.1%
Loss on extinguishment of debt	(1,998)	(22,298)	20,300	*
Interest expense, net	(107,900)	(122,442)	14,542	(11.9)%
Other expense, net	(10,465)	(4,194)	(6,271)	*
Income (loss) before taxes	38,841	(24,518)	63,359	(258.4)%
% of revenue	0.9%	(0.6)%
Income tax expense (benefit)	4,157	(1,945)	6,102	(313.7)%
Effective income tax rate	10.7%	7.9%
Net income (loss)	$34,684	$(22,573)	$57,257	(253.7)%
*Percentage change is not meaningful.
Revenue
Revenue increased by $359.0 million, or 9.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Revenue increased primarily due to organic growth for legacy programs and new program performance. Revenue from our programs in the Middle East, the U.S., and Asia, increased by $205.8 million, $102.6 million, and $62.6 million, respectively, partially offset by a decrease in revenue from our programs in Europe of $12.0 million.
Cost of Revenue
Cost of revenue increased by 350.9 million, or 9.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increases in revenue and changes in contract mix.
Selling, General & Administrative Expenses
SG&A expenses decreased by $26.7 million, or 12.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to lower integration-related costs.
Operating Income
Operating income increased by $34.8 million, or 28.0%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Operating income as a percentage of revenue was 3.7% for the year ended December 31, 2024, compared to 3.1% for the year ended December 31, 2023, primarily driven by changes in aggregate cumulative adjustments, along with decreased SG&A expenses.
For the years ended December 31, 2024 and 2023, aggregate cumulative adjustments increased operating income by $24.8 million and $22.7 million, respectively. The aggregate cumulative adjustments for the years ended December 31, 2024 and 2023 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $2.0 million loss on extinguishment of debt for the year ended December 31, 2024 and a $22.3 million loss on extinguishment of debt for the year ended December 31, 2023. For further discussion see Note 10, Debt, in the Notes to Consolidated Financial Statements.

Interest Expense, Net
Interest expense, net for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,		Change
(In thousands, except for percentages)	2024	2023	$	%
Interest income	$1,260	$966	$294	30.4%
Interest expense	(109,160)	(123,408)	14,248	(11.5)%
Interest expense, net	$(107,900)	$(122,442)	$14,542	(11.9)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $14.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to both a decrease in our debt balance and our interest rate swap contracts.
Other Expense, Net
During the year ended December 31, 2024, we incurred purchase discount fees and other expenses of $10.5 million related to the sale of accounts receivable through the Master Accounts Receivable Purchase Agreement (MARPA Facility). For a discussion of the MARPA Facility, see Note 18, Sale of Receivables, in the Notes to Consolidated Financial Statements. In addition, during the year ended December 31, 2024, we incurred a $2.2 million impairment charge on a non-operating, long-lived asset, primarily due to a decreased fair market value, and a $2.2 million net gain from acquisitions.
Income Tax Expense (Benefit)
We recorded income tax expense of $4.2 million and income tax benefit of $1.9 million for the years ended December 31, 2024 and 2023, respectively, which represented effective income tax expense rates of 10.7% and 7.9%, for the respective years. The effective income tax rate for the year ended December 31, 2024 was due to increased non-deductible compensation, global intangible low taxed income (GILTI), foreign tax expenses, and state income tax expense which were partially offset by the release of prior year uncertain tax positions, non-taxable income, taxes on gain from acquisitions, and credits. The effective income tax rate for the year ended December 31, 2023 was due to increased non-deductible compensation, foreign tax expenses, and state income tax expenses which were partially offset by the release of prior year uncertain tax positions and credits.
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
Our major sources of funding for 2025 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, its credit facilities, and access to capital markets. When necessary, our revolving credit facility and MARPA Facility are available to satisfy short-term working capital requirements. See Note 10, Debt, and Note 18, Sale of Receivable, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
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

As of December 31, 2024, the carrying value of the New Term Loans was $899.8 million, excluding deferred discount and unamortized deferred financing costs of $29.8 million. The estimated fair value of the New Term Loans as of December 31, 2024 was $900.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of December 31, 2024, under the 2023 Revolver there were no outstanding borrowings and $17.5 million of outstanding letters of credit. Unamortized deferred financing costs related to the 2023 Revolver of $3.2 million are included in other non-current assets in the Consolidated Balance Sheets. As of December 31, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of December 31, 2024, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $239.1 million, excluding unamortized deferred financing costs of $1.6 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of December 31, 2024 was $239.7 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2). For additional discussion of the Company’s indebtedness, see Note 10, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
The cash presented on the Consolidated Balance Sheets consists of U.S. and international cash from wholly-owned subsidiaries. Approximately $35.7 million of our $268.3 million in cash, cash equivalents and restricted cash as of December 31, 2024 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. DSO was 57 and 58 days as of December 31, 2024 and 2023, respectively.
The following table sets forth net cash provided by (used in) operating activities, investing and financing activities.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities	$254,237	$187,968	$93,495
Investing activities	(28,650)	(22,649)	175,958
Financing activities	(24,499)	(211,023)	(193,236)
Foreign exchange[1]	(5,418)	2,288	1,337
Net change in cash, cash equivalents and restricted cash	$195,670	$(43,416)	$77,554
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash provided by operating activities for the year ended December 31, 2024 consisted of cash inflows from non-cash net income items of $149.4 million, cash inflows from the sale of receivables through the MARPA Facility of $146.2 million, and net income of $34.7 million, partially offset by net cash outflows in other long-term assets and liabilities of $54.2 million and net cash outflows in working capital accounts of $21.9 million.
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
Net cash used in investing activities for the year ended December 31, 2024 consisted of $16.9 million for the acquisition of businesses and $11.7 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.

Net cash used in investing activities for the year ended December 31, 2023 consisted of $25.0 million of net capital expenditures for the purchase of computer hardware and software and equipment related to ongoing operations, partially offset by $1.3 million of cash received in a business disposition and $1.0 million of cash received in joint venture distributions.
Net cash used in financing activities during the year ended December 31, 2024 consisted of revolver repayments of $1.3 billion, repayments of long-term debt of $15.3 million, payments for employee withholding taxes on share-based compensation of $8.1 million, and payments for debt issuance costs of $1.2 million, partially offset by proceeds from the revolver of $1.3 billion.
Net cash used in financing activities during the year ended December 31, 2023 consisted of repayments of long-term debt of $432.6 million, payment of debt issuance costs of $8.8 million, prepayment penalty of $1.6 million, and payments of $18.0 million for employee withholding taxes on share-based compensation, partially offset by proceeds from long-term debt of $250.0 million.
Capital Resources
As of December 31, 2024, we held cash, cash equivalents and restricted cash of $268.3 million, which included $35.7 million held by foreign subsidiaries and had $482.5 million of available borrowing capacity under the 2023 Revolver, which expires on February 25, 2028. We believe that our cash, cash equivalents and restricted cash as of December 31, 2024, as supplemented by operating cash flows, the 2023 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of December 31, 2024, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due in Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Leases	$50,627	$13,167	$20,044	$11,429	$5,987
Principal payments on Vertex First Lien Credit Agreement¹	899,771	9,066	18,132	18,132	854,441
Principal payments on 2023 Credit Agreement¹	239,062	10,937	25,000	203,125	—
Interest on Vertex First Lien and 2023 Credit Agreements	432,757	84,175	163,705	127,784	57,093
Total	$1,622,217	$117,345	$226,881	$360,470	$917,521
¹ Includes unused funds fee and is based on the December 31, 2024 interest rate and outstanding balance.
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
For 2024 and 2023, we used the qualitative approach to assess goodwill for impairment. No impairment charges related to goodwill were recorded during 2024 and 2023.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at December 31, 2024.
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
As of December 31, 2024, the notional value of the Company's interest rate swap agreements totaled $439.1 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. For additional information regarding our derivative instruments, see Note 11, Derivative Instruments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience volatility related to movements in foreign currency exchange rates. In the past, we entered into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. The impact of the related contracts on our Consolidated Statements of Income and our Consolidated Balance Sheets was immaterial and related hedging was discontinued. Our forward contracts expired in January 2022 and no such contracts are outstanding as of December 31, 2024.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting in Vertex Aerospace Services Holding Corp (Vertex) which we acquired on July 5, 2022, as part of the Merger. Notwithstanding the identified material weaknesses discussed below, the Company’s management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has concluded the Company’s consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

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
Based on this evaluation, management concluded that two material weaknesses exist in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.
During the year ended December 31, 2023, we determined the internal control over financial reporting at one of the subsidiaries of Vertex was ineffective as of December 31, 2023. Specifically, the subsidiary did not design and operate the information technology general controls (ITGCs) over user access for an ERP system that supports their financial reporting processes. Although management has made certain progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of December 31, 2024.
During the year ended December 31, 2024, the Company implemented SAP S/4HANA, a new ERP system at one of the other subsidiaries within Vertex. Management performed a comprehensive assessment of the design and operating effectiveness of internal controls of the new ERP system and identified deficiencies in the design and operation of the ITGCs over logical access and change management processes. Management considered these deficiencies to be a material weakness in internal control over financial reporting as of December 31, 2024, separate from the material weakness identified during the year ended December 31, 2023.
The Company undertook significant effort in reviewing transactions throughout 2024 to ensure no material errors in the financial results or balances were identified. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.
Our independent registered public accounting firm has issued a report expressing an adverse opinion on the effectiveness of our internal control over financial reporting, which is included in this Form 10-K.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there may be resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Remediation Efforts to Address the Material Weakness
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, management concluded that there was a material weakness in our internal control over financial reporting related to a subsidiary within Vertex. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness, which was subject to senior management review and oversight of the Audit Committee of the Board of Directors.
Management has been actively engaged in the implementation of a remediation plan designed to ensure that controls contributing to remediation of our 2023 ITGC material weakness are designed appropriately and will operate effectively, which include but are not limited to the following actions taken in 2024:
•Enhancing information technology governance policies and procedures;
•Designing and implementing control activities and procedures around user and administrator access and change management;
•Procuring and implementing technology to facilitate change management and logical access to systems;
•Hiring of additional qualified information technology resources and providing appropriate training to the relevant control owners; and
•Integrating automation into our provisioning and deprovisioning processes to remediate these controls.

In 2025, the Company is implementing plans to address each of the material weaknesses. Management has and will continue to enhance the risk assessment process and design of internal control over financial reporting at the two subsidiaries. This includes enhancement and revisions of the design of existing ITGCs over user access, change management and logical access. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2025.
The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee on a consistent basis. In addition, management has assigned executive owners to oversee the remedial changes to the overall design of the Company’s internal control environment and to address the root causes of our material weaknesses.
As management continues to evaluate and strive to improve the Company’s ICFR, management may take additional measures to address these material weaknesses or modify the previously disclosed remediation plans. Please see the risk factor “Integrating Vectrus and Vertex may be more difficult, costly or time-consuming than expected” in Item 1A above.
Changes in Internal Control over Financial Reporting
Other than in connection with aspects of our remediation plan, there were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited V2X, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated February 24, 2025, expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
Information Technology General Controls (ITGC) - There were deficiencies in the design and operation of ITGCs over logical access and change management for SAP S/4HANA, an Enterprise Resource Planning (ERP) system implemented during the current year that support the Company’s financial reporting processes at a subsidiary, within Vertex Aerospace Services Holding Corp (Vertex). The business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted by the ITGC deficiencies.
There were deficiencies in the design and operation of ITGCs over user access for an ERP system that supports the Company’s financial reporting processes at another subsidiary within Vertex. The business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they may have been adversely impacted by the ITGC deficiencies.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 24, 2025, on those consolidated financial statements.
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
February 24, 2025

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2025 Annual Meeting of Shareholders (the 2025 Proxy Statement) to be filed within 120 days after the Company's fiscal year ended December 31, 2024 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, "Item 1. Business" in this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference to the 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference to the 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the 2025 Proxy Statement.

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
4.1
Shareholders Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022) †

4.2
Registration Rights Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022) †

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

10.9
Amendment No. 5 to First Lien Credit Agreement, dated as of January 2, 2025, by and among Vertex Aerospace Services LLC, a Delaware limited liability company, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, the other Loan Parties thereto, the Additional Lender and Royal Bank of Canada as Administrative Agent +

10.10
Second Lien Credit Agreement, dated as of December 6, 2021, by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.11
ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2022)

10.12
Credit Agreement, Dated as of February 28, 2023, among Vertex Aerospace Services Corp., as the Borrower, Vertex Aerospace Intermediate LLC, as Holdings, the Lenders Party Hereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender, Collateral Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to V2X, Inc.’s Current Report on Form 8-K filed March 2, 2023)

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022) *
10.14	Amended and Restated Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022) *
10.15	Offer Letter between Jeremy Wensinger and the Company dated May 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024)*
10.16
Director and Officer Indemnification Agreement between Jeremy Wensinger and the Company dated June 14, 2024 (incorporated by reference to Exhibit 10.2 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2024)*

10.17
Prow Letter Agreement, dated November 30, 2016, between the Company and Charles L. Prow (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 6, 2016)*

10.18
Separation Agreement and General Release of Claims between Charles L. Prow dated June 7, 2024 (incorporated by reference to Exhibit 10.3 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2024)*

10.19	Offer Letter, dated September 28, 2023, between Shawn Mural and the Company (incorporated by reference to Exhibit 10.1 to V2X Inc.’s Current Report on Form 8-K filed on October 2, 2023). *
10.20	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 16, 2015)*
10.21	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015)*
10.22
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of February 24, 2021 (incorporated by reference to Exhibit 10.27 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022)*

10.23	V2X, Inc. Senior Executive Severance Pay Plan, as Amended and Restated as of December 11, 2024*+
10.24	V2X, Inc. Second Amended and Restated 2014 Omnibus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 13, 2022)*
10.25
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (incorporated by reference to Exhibit 10.23 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2014)*

10.26
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Nonqualified Stock Option Award Agreement - General Grant (for awards on or after October 6, 2015) incorporated by reference to Exhibit 10.10 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.27
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.8 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.28
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Stock Settled) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023)*

10.29
Form of V2X, Inc. Second Amendment and Restatement of the V2X, Inc. 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Non-employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023)*

10.30
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Special Performance Stock Unit – 2023 Stock Price Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023)*

10.31
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015)*

10.32
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2023 TSR Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023)*

10.33
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Stock Settled) (incorporated by reference to Exhibit 10.2 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2024)*

10.34
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2024 TSR Award Agreement (incorporated by reference to Exhibit 10.3 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2024) *

10.35	Description of Non-Employee Director Annual Compensation (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 5, 2024)*
10.36
Form of replacement Restricted Unit Agreement under the Vectrus, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 2, 2023)*

19	V2X Prohibition Against Insider Trading and Trading Windows Policy+
21	Subsidiaries of the Company+
23	Consent of RSM US LLP+
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
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

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on March 5, 2024)
101	The following materials from V2X, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.#
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) #

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

V2X, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of V2X, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 24, 2025, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Revenue Recognition
As described in Notes 1, 4 and 5 of the financial statements, the Company recognizes revenue derived from contracts over time. For the year ended December 31, 2024, revenue was $4,322.2 million. Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, management estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the services being performed, the cost and availability of materials, the performance of subcontractors and negotiations with the customer on contract modifications.
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
•We performed analytical procedures over contract margins by comparing the current year results to prior results.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

McLean, Virginia
February 24, 2025

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Revenue	$4,322,155	$3,963,126	$2,890,860
Cost of revenue	3,979,193	3,628,271	2,595,848
Selling, general and administrative expenses	183,758	210,439	239,241
Operating income	159,204	124,416	55,771
Loss on extinguishment of debt	(1,998)	(22,298)	—
Interest expense, net	(107,900)	(122,442)	(61,879)
Other expense, net	(10,465)	(4,194)	—
Income (loss) from operations before income taxes	38,841	(24,518)	(6,108)
Income tax expense (benefit)	4,157	(1,945)	8,222
Net income (loss)	$34,684	$(22,573)	$(14,330)

Earnings (loss) per share
Basic	$1.10	$(0.73)	$(0.68)
Diluted	$1.08	$(0.73)	$(0.68)
Weighted average common shares outstanding – basic	31,485	31,084	20,996
Weighted average common shares outstanding – diluted	31,967	31,084	20,996
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income (loss)	$34,684	$(22,573)	$(14,330)
Other comprehensive (loss) income, net of tax
Changes in derivative instrument:
Net change in fair value of interest rate swaps	3,482	375	666
Net change in fair value of foreign currency forwards	—	—	31
Tax benefit (expense)	721	(601)	272
Net change in derivative instrument	4,203	(226)	969
Foreign currency translation adjustments, net of tax (expense) benefit of $(1,577) in 2024, $(1,066) in 2023 and $542 in 2022	(10,934)	3,066	(596)
Other comprehensive (loss) income, net of tax	(6,731)	2,840	373
Total comprehensive income (loss)	$27,953	$(19,733)	$(13,957)
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except shares and per share data)	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$268,321	$72,651
Receivables	710,068	705,995
Inventory, net	50,894	46,981
Prepaid expenses and other current assets	70,937	49,242
Total current assets	1,100,220	874,869
Property, plant, and equipment, net	62,001	85,429
Goodwill	1,656,926	1,656,926
Intangible assets, net	323,068	407,530
Right-of-use assets	37,774	41,215
Other non-current assets	48,854	15,931
Total non-current assets	2,128,623	2,207,031
Total Assets	$3,228,843	$3,081,900
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$547,568	$453,052
Compensation and other employee benefits	166,918	158,088
Short-term debt	20,003	15,361
Other accrued liabilities	261,735	213,700
Total current liabilities	996,224	840,201
Long-term debt, net	1,087,484	1,100,269
Deferred tax liabilities	20,983	11,763
Operating lease liabilities	33,811	34,691
Other non-current liabilities	64,189	104,176
Total non-current liabilities	1,206,467	1,250,899
Total liabilities	2,202,691	2,091,100
Commitments and contingencies (Note 15)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,560,490 and 31,191,628 shares issued and outstanding as of December 31, 2024 and 2023, respectively	316	312
Additional paid in capital	769,719	762,324
Retained earnings	265,535	230,851
Accumulated other comprehensive loss	(9,418)	(2,687)
Total shareholders' equity	1,026,152	990,800
Total Liabilities and Shareholders' Equity	$3,228,843	$3,081,900
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating activities
Net income (loss)	$34,684	$(22,573)	$(14,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	20,747	22,408	13,472
Amortization of intangible assets	90,821	90,423	48,643
Amortization of cloud computing arrangements	3,314	480	514
Gain from acquisitions, net	(2,193)	—	—
Impairment of non-operating long-lived asset	2,192	—	—
Loss on disposal of property, plant, and equipment	1,450	683	59
Stock-based compensation	15,969	32,843	32,736
Deferred taxes	7,730	(7,509)	(15,554)
Amortization of debt issuance costs	7,380	9,067	7,805
Loss on extinguishment of debt	1,998	22,298	—
Gain on disposition of business	—	(450)	(2,082)
Changes in assets and liabilities:
Receivables	25,181	19,064	(52,311)
Inventory, net	(3,976)	(311)	(3,600)
Other assets	(38,358)	11,596	14,448
Accounts payable	75,335	43,153	71,837
Compensation and other employee benefits	9,128	(9,901)	42,878
Other liabilities	2,835	(23,303)	(51,020)
Net cash provided by operating activities	254,237	187,968	93,495
Investing activities
Purchases of capital assets and intangibles	(11,787)	(25,021)	(12,425)
Proceeds from the disposition of assets	76	16	9
Acquisition of businesses, net of cash acquired	(16,939)	—	193,677
Disposition of business	—	1,349	(5,303)
Distributions from (contributions to) joint venture	—	1,007	—
Net cash (used in) provided by investing activities	(28,650)	(22,649)	175,958
Financing activities
Proceeds from issuance of long-term debt	—	250,000	—
Repayments of long-term debt	(15,327)	(432,603)	(108,400)
Proceeds from revolver	1,266,250	922,750	392,000
Repayments of revolver	(1,266,250)	(922,750)	(472,925)
Proceeds from exercise of stock options	154	34	408
Payment of debt issuance costs	(1,188)	(8,818)	(2,325)
Prepayment premium on early redemption of debt	—	(1,600)	—
Payments of employee withholding taxes on share-based compensation	(8,138)	(18,036)	(1,994)
Net cash used in financing activities	(24,499)	(211,023)	(193,236)
Exchange rate effect on cash	(5,418)	2,288	1,337
Net change in cash, cash equivalents and restricted cash	195,670	(43,416)	77,554
Cash, cash equivalents and restricted cash – beginning of year	72,651	116,067	38,513
Cash, cash equivalents and restricted cash – end of year	$268,321	$72,651	$116,067
Supplemental Disclosure of Cash Flow Information:
Interest paid	$107,607	$117,482	$54,267
Income taxes paid	$8,819	$8,356	$13,416
Non-cash investing activities:
Purchase of capital assets on account	$22	$3,043	$2,716
Common stock issued for business acquisition	$—	$—	$630,636
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2021	11,738	$117	$88,116	$267,754	$(5,900)	$350,087
Net loss	—	—	—	(14,330)	—	(14,330)
Foreign currency translation adjustments	—	—	—	—	(596)	(596)
Unrealized gain on cash flow hedge	—	—	—	—	969	969
Employee stock awards and stock options	140	2	406	—	—	408
Issuance of common stock in connection with a business combination	18,592	186	630,450	—	—	630,636
Taxes withheld on stock compensation awards	—	—	(1,994)	—	—	(1,994)
Stock-based compensation	—	—	31,899	—	—	31,899
Balance at December 31, 2022	30,470	$305	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	(22,573)	—	(22,573)
Foreign currency translation adjustments	—	—	—	—	3,066	3,066
Unrealized loss on cash flow hedge	—	—	—	—	(226)	(226)
Employee stock awards and stock options	722	7	27	—	—	34
Taxes withheld on stock compensation awards	—	—	(18,036)	—	—	(18,036)
Stock-based compensation	—	—	31,456	—	—	31,456
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	34,684	—	34,684
Foreign currency translation adjustments	—	—	—	—	(10,934)	(10,934)
Unrealized gain on cash flow hedge	—	—	—	—	4,203	4,203
Employee stock awards and stock options	368	4	150	—	—	154
Taxes withheld on stock compensation awards	—	—	(8,138)	—	—	(8,138)
Stock-based compensation	—	—	15,383	—	—	15,383
Balance at December 31, 2024	31,560	$316	$769,719	$265,535	$(9,418)	$1,026,152
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
Business
V2X, Inc., an Indiana Corporation formed in February 2014, formerly known as Vectrus, Inc. (Vectrus), is a leading provider of critical mission solutions primarily to defense customers globally. The Company operates as one segment and offers a broad suite of capabilities including multi-domain high impact readiness, integrated supply chain management, mission solutions, and platform renewal and modernization to national security, defense, civilian and international customers.
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
The Company accounts for its investments in HDSS, J&J, ServCore, and Inuksuk under the equity method and has the ability to exercise significant influence, but does not hold a controlling interest. The Company's proportionate 25%, 50%, 40%, and 49% shares, respectively, of income or losses from HDSS, J&J, ServCore, and Inuksuk are recorded in selling, general and administrative expenses in the Consolidated Statements of Income (Loss). These investments are recorded in other non-current assets in the Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Consolidated Statements of Cash Flows. As of December 31, 2024 and December 31, 2023, the Company's combined investment balance was $8.6 million and $5.4 million, respectively. The Company's proportionate share of income from equity method investments was $9.9 million, $4.0 million, and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Summary of Significant Accounting Policies
Principles of Consolidation
V2X consolidates companies in which it has a controlling financial interest. All intercompany transactions and balances have been eliminated.

Index to Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Estimates and assumptions are used for, but not limited to, revenue recognition; income taxes; fair value and impairment of goodwill and intangible assets. Actual results could differ from these estimates.
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker (CODM) in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, the substantial majority of our revenue for the years ended December 31, 2024, 2023 and 2022 was derived from the U.S. government. Refer to Note 19, Segment Information, for additional information.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the results of operations, financial position, or changes in shareholders' equity.
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

Index to Consolidated Financial Statements
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
Restricted Cash
As of December 31, 2024 the Company had total cash, cash equivalents and restricted cash of $268.3 million which included $3.1 million of restricted cash. The Company's restricted cash was $2.0 million as of December 31, 2023.
Cloud Computing Arrangements (CCA)
The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in prepaid expenses and other current assets and other non-current assets on the Company's Consolidated Balance Sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of CCA implementation costs is included in cost of revenue on the Company's Consolidated Statements of Income (Loss). The CCA implementation costs are included within operating activities on the Company's Consolidated Statements of Cash Flows.
As of December 31, 2024 and 2023, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $29.2 million and $0.8 million, respectively, included in prepaid expenses and other current assets and other non-current assets on the Company's Consolidated Balance Sheets.
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

Index to Consolidated Financial Statements
Inventory, Net
Inventory, net is substantially comprised of finished goods inventory and is valued at the lower of cost or net realizable value, generally using the average cost method. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, and current inventory levels.
Earnings (Loss) Per Share
We compute earnings (loss) per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods.
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

Index to Consolidated Financial Statements
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
Income Taxes
We determine the provision or benefit for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. See Note 13, Income Taxes, for further information.
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
The interest rate derivative instruments are adjusted to fair value through accumulated other comprehensive loss. If we were to determine that a derivative was no longer highly effective as a hedge, we would discontinue the hedge accounting prospectively. Gains or losses would be immediately reclassified from accumulated other comprehensive loss to earnings relating to hedged forecasted transactions that are no longer probable of occurring. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions would still be probable of occurring would be deferred and recognized consistent with the income or loss recognition of the underlying hedged item.
Refer to Note 11, Derivative Instruments, for additional information regarding our derivative activities.

Index to Consolidated Financial Statements
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
Foreign Currency Translation
The financial statements of programs for which the functional currency is not the U.S. dollar are translated into U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at the end of each period; income statement accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are recorded as translation adjustments to other comprehensive income (loss). Net gains or losses from foreign currency transactions are reported in selling, general and administrative expenses and have historically been insignificant.
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATES
Accounting Standards Updates Issued but Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740) to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this ASU prospectively for the period ending December 31, 2025. The Company expects this ASU to impact only its disclosures with no impacts to its results of operations, cash flow and financial condition.
In November 2024, the FASB issued ASU No. 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40) to require public business entities to disclose disaggregated information about expenses to help investors better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.
Accounting Standards Updates Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the CODM, and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the CODM. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted the new standard effective December 31, 2024. The adoption of this ASU affects only the Company's disclosures, with no impacts to financial condition and results of operations.

Index to Consolidated Financial Statements
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
The Company recognized $39.9 million of acquisition-related costs that were expensed as incurred during the year ended December 31, 2022. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss).
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

Index to Consolidated Financial Statements
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
As a result of the Merger, the Company recognized $1.3 billion of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies, expanded market opportunities and other benefits that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes. In addition, we recognized two intangible assets related to backlog and customer contracts arising from the Merger. The fair value of backlog was $316.0 million, and the fair value of the customer contracts was $164.0 million with amortization periods of 4.5 years and 14.0 years, respectively. The receivables of $331.3 million represent fair value and are considered fully collectible as of December 31, 2024.
As part of the Merger, V2X acquired certain contracts, including a Transition Services Agreement (TSA) with Crestview Aerospace LLC (Crestview), which was previously divested to American Industrial Partners Capital Fund VI, L.P. (AIP). For the year ended December 31, 2024, the Company recorded $0.7 million of income related to the TSA with Crestview, which was recorded as a reduction in cost of sales. As of December 31, 2024, AIP held approximately 45% of V2X common stock.
The following unaudited pro forma information shows the combined results of our operations for the year ended December 31, 2022. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Vertex. The pro forma adjustments include: a) incremental amortization expense associated with identified intangible assets; b) incremental interest expense resulting from fair value adjustments applied to the Vertex debt that we assumed; and c) a reduction of revenues and operating expenses associated with fair value adjustments made to acquire assets and assumed liabilities, such as contract cost assets and contract liabilities.
This unaudited pro forma information is presented for informational purposes only and may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

(Unaudited, in thousands)	Year Ended December 31, 2022
Pro forma revenue	$3,669,567
Pro forma net loss	$(11,281)

Index to Consolidated Financial Statements
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
Remaining performance obligations as of December 31, 2024 and December 31, 2023 are presented in the following table:

	Year Ended December 31,
(In millions)	2024	2023
Performance Obligations	$3,483	$3,629
We expect to recognize approximately 68% of the remaining performance obligations as of December 31, 2024 as revenue in 2025 and the majority of the remainder of the balance as revenue in 2026 and 2027.
Contract Estimates
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the years ended December 31, 2024, 2023 and 2022 were favorable by $24.8 million, $22.7 million and $13.3 million, respectively.
For the years ended December 31, 2024, 2023, and 2022 the net adjustments to operating income increased revenue by $29.1 million, $38.1 million, and $7.5 million, respectively.
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

Index to Consolidated Financial Statements
On a time-and-materials contract, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. For this contract type, we bear the risk that our labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
The following tables present our revenue disaggregated by different categories.
Revenue by contract type is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost-plus and cost-reimbursable	$2,531,792	$2,209,241	$1,625,196
Firm-fixed-price	1,675,603	1,626,262	1,159,743
Time-and-materials	114,760	127,623	105,921
Total revenue	$4,322,155	$3,963,126	$2,890,860
Revenue by geographic region in which the contract is performed is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
United States	$2,388,598	$2,286,052	$1,494,255
Middle East	1,399,436	1,193,598	1,024,674
Asia	326,961	264,346	167,629
Europe	207,160	219,130	204,302
Total revenue	$4,322,155	$3,963,126	$2,890,860
Revenue by contract relationship is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Prime contractor	$4,049,543	$3,726,199	$2,695,067
Subcontractor	272,612	236,927	195,793
Total revenue	$4,322,155	$3,963,126	$2,890,860
Revenue by customer is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Army	$1,837,843	$1,633,525	$1,342,406
Navy	1,441,355	1,233,463	713,732
Air Force	481,265	538,698	459,849
Other	561,692	557,440	374,873
Total revenue	$4,322,155	$3,963,126	$2,890,860
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

Index to Consolidated Financial Statements
As of January 1, 2023, we had contract assets of $487.8 million. As of December 31, 2024 and 2023, we had contract assets of $620.5 million and $561.9 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 5, Receivables, for additional information regarding the composition of our receivables balances. As of January 1, 2023, we had contract liabilities of $76.4 million. As of December 31, 2024 and 2023, we had contract liabilities of $98.7 million and $109.6 million, respectively, included in other accrued liabilities in the Consolidated Balance Sheets.
NOTE 5
RECEIVABLES
Receivables were comprised of the following:

	December 31,
(In thousands)	2024	2023
Billed receivables	$77,982	$109,318
Unbilled receivables (contract assets)	620,536	561,862
Other	11,550	34,815
Total receivables	$710,068	$705,995
As of December 31, 2024 and 2023, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for the majority of the December 31, 2024 contract assets during 2025. Changes in the balance of receivables are primarily due to the timing differences between our performance and customer payments.
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

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net income (loss)	$34,684	$(22,573)	$(14,330)

Weighted average common shares outstanding	31,485	31,084	20,996
Add: Dilutive impact of stock options	19	—	—
Add: Dilutive impact of restricted stock units	463	—	—
Diluted weighted average common shares outstanding	31,967	31,084	20,996

Earnings (loss) per share
Basic	$1.10	$(0.73)	$(0.68)
Diluted	$1.08	$(0.73)	$(0.68)

Index to Consolidated Financial Statements
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Anti-dilutive restricted stock units	20	4	—
Total	20	4	—
NOTE 7
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

(In thousands)	2024	2023
Land, buildings and improvements	$35,959	$26,962
Machinery, equipment and vehicles	49,350	48,009
Office furniture and equipment, computers and software	53,017	64,504
Property, plant and equipment, gross	138,326	139,475
Less: accumulated depreciation and amortization	(76,325)	(54,046)
Property, plant and equipment, net	$62,001	$85,429
Depreciation expense of property, plant and equipment was $20.7 million, $22.4 million and $13.5 million in 2024, 2023, and 2022, respectively.
NOTE 8
GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual qualitative assessment tests performed in the three years ended December 31, 2024 indicated there was no goodwill impairment.
There was no change in the net carrying amount of goodwill as of December 31, 2024. The change in the net carrying amount of goodwill as of December 31, 2023 is as follows (in thousands):

Balance at December 31, 2022	$1,653,822
Adjustments to preliminary purchase price allocation of Vertex and other	3,104
Balance at December 31, 2023	$1,656,926
Other identifiable intangible assets consist of the following:

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$393,300	$(210,084)	$183,216	$393,300	$(133,235)	$260,065
Customer contracts	177,722	(37,870)	139,852	171,200	(23,902)	147,298
Trade names and other	1,260	(1,260)	—	1,260	(1,093)	167
Total intangible assets	$572,282	$(249,214)	$323,068	$565,760	$(158,230)	$407,530

Index to Consolidated Financial Statements
Intangible amortization expense was approximately $90.8 million, $90.4 million, and $48.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the weighted-average intangible asset amortization period was 6.7 years.
The estimated future annual amortization expense for intangible assets is as follows:

(In thousands)	Amortization
2025	$90,258
2026	89,788
2027	19,435
2028	17,801
2029	16,723
After 2029	89,063
Total	$323,068
NOTE 9
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Prepaid expenses and other current assets
Prepaid expenses and other current assets were comprised of the following at December 31:

(In thousands)	2024	2023
Prepaid expenses	$43,338	$30,664
Prepaid taxes	8,236	10,715
Other	19,363	7,863
Total	$70,937	$49,242
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following at December 31:

(In thousands)	2024	2023
Accrued salaries and wages	$64,960	$56,738
Accrued bonus	26,502	33,968
Accrued employee benefits	75,456	67,382
Total	$166,918	$158,088

Index to Consolidated Financial Statements
Other accrued liabilities
Other accrued liabilities were comprised of the following at December 31:

(In thousands)	2024	2023
Contract liabilities	$98,674	$109,583
Payables from sale of accounts receivable	71,691	10,240
Contract and other reserves	58,432	57,626
Current operating lease liabilities	11,224	13,644
Workers' compensation	9,496	6,979
Other	12,218	15,628
Total	$261,735	$213,700
Other non-current liabilities
Other non-current liabilities were comprised of the following at December 31:

(In thousands)	2024	2023
Long-term contract-related reserves	$42,299	$77,228
Income taxes payable	4,716	7,270
Other	17,174	19,678
Total	$64,189	$104,176
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
i.the First Lien Credit Agreement, dated as of December 6, 2021 (as amended by the Amendment No. 1 to First Lien Credit Agreement, dated as of the Closing Date, as further amended by Amendment No. 2 to First Lien Credit Agreement, dated as of May 31, 2023, as further amended by Amendment No. 3 to First Lien Credit Agreement, dated as of October 3, 2023, as further amended by Amendment No. 4 to First Lien Credit Agreement, dated as of May 30, 2024, and as further amended, restated, amended and restated, supplemented and otherwise modified from time to time, the Vertex First Lien Credit Agreement), by and among Vertex Borrower, as borrower, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, direct parent entity of Vertex Borrower and wholly-owned indirect subsidiary of Vertex (Vertex Holdings), the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent;
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
On February 28, 2023, Vertex Borrower entered into a credit agreement (the 2023 Credit Agreement) among the lenders identified therein and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the Vertex Borrower’s assets, consisting of a $500.0 million five-year Revolving Credit Facility (2023 Revolver) and a five-year $250.0 million Term Loan (2023 Term Loan). The proceeds of these Credit Facilities were used to, among other things, (i) repay the First Lien Incremental Term Tranche (as defined below), (ii) repay the entire outstanding amount of the Second Lien Credit Agreement, and (iii) repay the entire outstanding ABL Credit Facility.
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
On October 3, 2023, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans to replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche, resulting in a loss on extinguishment of debt of $0.2 million in the Consolidated Statements of (Loss) Income for the year ended December 31, 2023.
On May 30, 2024, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $906.6 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche as in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.3 million per quarter through September 30, 2030, with the balance of $847.6 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.0 million in the Consolidated Statement of Income (Loss) for the year ended December 31, 2024.
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
The borrowings under the First Lien Initial Term Tranche bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.75% per annum, or SOFR, plus a margin of 2.75% per annum. As of December 31, 2024, the effective interest rate for the First Lien Initial Term Tranche was 7.63%.

Index to Consolidated Financial Statements
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
As of December 31, 2024, the carrying value of the First Lien Credit Agreement was $899.8 million, excluding deferred discount and unamortized deferred financing costs of $29.8 million. The estimated fair value of the First Lien Credit Agreement as of December 31, 2024 was $900.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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
2023 Credit Agreement
The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the Vertex Borrower’s assets and consists of (a) the 2023 Revolver (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million Term Loan.
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the Vertex Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or adjusted SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries. As of December 31, 2024, the effective interest rate for the 2023 Term Loan was 7.41%.
Unutilized commitments under the 2023 Revolver are subject to a per annum fee ranging from 0.25% to 0.50% depending on the consolidated total net leverage ratio of the Vertex Borrower and its subsidiaries.

Index to Consolidated Financial Statements
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
As of December 31, 2024, there were no outstanding borrowings and $17.5 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $482.5 million as of December 31, 2024. Unamortized deferred financing costs related to the 2023 Revolver of $3.2 million are included in other non-current assets in the Consolidated Balance Sheets as of December 31, 2024. As of December 31, 2024, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of December 31, 2024, the carrying value of the Term Loan portion of the 2023 Credit Agreement was $239.1 million, excluding unamortized deferred financing costs of $1.6 million. The estimated fair value of the Term Loan portion of the 2023 Credit Agreement as of December 31, 2024 was $239.7 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The Company's aggregate scheduled maturities as of December 31, 2024 are as follows:

(In thousands)	Payments due
2025	$20,003
2026	21,566
2027	21,566
2028	212,191
2029	9,066
After 2029	854,441
Total	$1,138,833
As of December 31, 2024, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
NOTE 11
DERIVATIVE INSTRUMENTS
Interest Rate Derivative Instruments
The Company is exposed to the risk that earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company has periodically entered into interest rate swaps in which we agree to exchange, at specified intervals, the difference between variable and fixed interest amounts calculated by reference to an agreed-upon notional amount. Derivative instruments are not used for trading purposes or to manage exposure to changes in interest rates for investment securities. The Company's outstanding derivative instruments have not contained credit risk related contingent features nor is collateral generally required.

Index to Consolidated Financial Statements
The interest rate swaps are measured at fair value on a recurring basis and are determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining term of the contract incorporating observable market inputs such as prevailing interest rates as of the reporting date (Level 2). Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive loss, net of tax, to interest expense on the Consolidated Statements of Income (Loss) as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense.
The Company entered into $100.0 million and $350.0 million of interest rate swap contracts as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, these contracts had notional values of $439.1 million and $345.3 million, respectively. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Consolidated Balance Sheets:

	Fair Value (level 2)
		December 31,	December 31,
(In thousands)	Balance sheet caption	2024	2023
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$1,918	$3,381
Interest rate swap designated as cash flow hedge	Other non-current assets	$1,938	$—
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$—	$3,006
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$3,856	$375
The Company regularly assesses the creditworthiness of the counterparty. As of December 31, 2024, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $5.7 million and $4.1 million, and net interest rate derivative losses of $0.4 million were recognized in interest expense, net in the Consolidated Statements of Income (Loss) during 2024, 2023, and 2022, respectively. The Company expects $1.9 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of December 31, 2024 to be recognized in earnings within the next 12 months.
NOTE 12
LEASES
We determine whether an arrangement contains a lease at inception. We have operating leases for office space, apartments, vehicles, and machinery and equipment. Our operating leases have lease terms of less than one year to ten years. Finance leases are not considered significant to our Consolidated Balance Sheets, Consolidated Statements of Income (Loss), or Consolidated Statements of Cash Flows.
We do not separate lease components from non-lease components (e.g., common area maintenance, property taxes, and insurance) but account for both components in a contract as a single lease component.
The components of lease expense are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating	$15,501	$20,064	$17,167
Variable	640	348	568
Short-term and other	107,650	85,345	82,952
Sublease income	(805)	(81)	—
Total lease expense	$122,986	$105,676	$100,687

Index to Consolidated Financial Statements
Supplemental balance sheet information related to our operating leases is as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Right-of-use assets	$37,774	$41,215

Current lease liabilities (recorded in other accrued liabilities)	$11,224	$13,644
Long-term operating lease liabilities	33,811	34,691
Total operating lease liabilities	$45,035	$48,335
During the year ended December 31, 2024, we recognized additional right-of-use assets of $10.2 million from newly executed operating leases.
The weighted average remaining lease term and discount rate for our operating leases as of December 31, 2024 were 4.85 and 5.1%, respectively.
Maturities of lease liabilities as of December 31, 2024 were as follows:

(In thousands)	Payments due
2025	$13,167
2026	10,982
2027	9,062
2028	6,533
2029	4,896
After 2029	5,987
Total minimum lease payments	$50,627
Less: Imputed interest	(5,592)
Total operating lease liabilities	$45,035
NOTE 13
INCOME TAXES
The Company determines the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, the Company looks to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2024, the Company did not establish or release an additional valuation allowance.

Index to Consolidated Financial Statements
The sources of pre-tax income and the components of income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022, respectively, are as follows:

(in thousands)	2024	2023	2022
Income components
United States	$31,024	$(32,143)	$(8,324)
Foreign	7,817	7,625	2,216
Total pre-tax income (loss)	$38,841	$(24,518)	$(6,108)
Income tax expense (benefit) components
Current income tax (benefit) provision
United States-Federal	$(10,015)	$(3,776)	$1,145
United States-State and local	(1,207)	1,648	334
Foreign	7,168	7,208	4,558
Total current income tax (benefit) provision	(4,054)	5,080	6,037
Deferred income tax provision (benefit)
United States-Federal	7,849	(7,368)	(317)
United States-State and local	2,394	747	2,577
Foreign	(2,032)	(404)	(75)
Total deferred income tax provision (benefit)	8,211	(7,025)	2,185
Total income tax expense (benefit)	$4,157	$(1,945)	$8,222
Effective income tax rate	10.7%	7.9%	(134.6)%
A reconciliation of the income tax provision at the U.S. statutory rate to the effective income tax rate as reported is as follows:

	2024	2023	2022
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
State and local income tax, net of federal benefit	3.8%	(7.7)%	(38.1)%
Foreign taxes	0.4%	(3.6)%	(24.6)%
Uncertain tax positions	(7.7)%	8.2%	16.3%
Return to provision true-ups	(3.8)%	(7.3)%	8.6%
Foreign derived intangible income deduction	—%	—%	11.3%
Non-deductible compensation expense	7.0%	(12.5)%	(79.0)%
Stock-based compensation	(1.5)%	3.9%	(1.5)%
Non-deductible transaction expense	—%	—%	(59.5)%
Tax credits	(3.8)%	9.4%	12.2%
Non-taxable income[1]	(4.2)%	(0.5)%	—%
Global intangible low taxed income[1]	2.0%	(0.6)%	—%
Meals and entertainment	0.1%	(2.0)%	(0.3)%
Taxes on gain from acquisitions	(1.7)%	—%	—%
Other[1]	(0.9)%	(0.4)%	(1.0)%
Effective income tax rate	10.7%	7.9%	(134.6)%
[1] Prior year rates have been reclassified to conform to current year presentation.

Index to Consolidated Financial Statements
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which the Company expects the differences will reverse. Deferred tax assets and liabilities include the following:

(in thousands)	2024	2023
Deferred tax assets
Compensation and benefits	$12,371	$16,952
Reserves	23,208	36,193
Lease liability	10,477	11,272
Research expenditures	14,092	14,916
Tax credits	7,951	—
Disallowed interest	49,229	40,130
Net operating losses	2,724	792
Other	3,967	3,165
Total deferred tax assets	$124,019	$123,420
Deferred tax liabilities
Goodwill and intangibles	$(97,225)	$(96,653)
Unbilled receivables	(22,229)	(14,212)
Property, plant and equipment, net	(7,888)	(9,941)
Right-of-use assets	(8,775)	(9,591)
Other liabilities	(8,885)	(4,786)
Total deferred tax liabilities	(145,002)	(135,183)
Net deferred tax liabilities	$(20,983)	$(11,763)
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2024	2023	2022
Unrecognized tax benefits-January 1,	$6,593	$8,611	$9,321
Additions for:
Current year tax positions	—	517	373
Prior year tax positions	—	28	613
Reductions for:
Lapse of statute of limitations	(3,016)	(2,563)	(1,696)
Unrecognized tax benefits-December 31,	$3,577	$6,593	$8,611
As of December 31, 2024, 2023, and 2022, unrecognized tax benefits from uncertain tax positions were $3.6 million, $6.6 million and $8.6 million, respectively. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $2.2 million during the next 12 months in connection with matters which may be resolved. The total amount of unrecognized benefit that, if recognized, would affect the effective tax rate was $4.1 million, $7.1 million, and $8.3 million as of December 31, 2024, 2023, and 2022, respectively, excluding the interest and penalties.
Interest relating to tax matters is classified as a component of interest expense and tax penalties as a component of income tax expense on the Consolidated Statements of Income (Loss). The Company recognized net interest including interest related to released reserves to tax matters of $(0.2) million, $0.2 million, and $0.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company has accrued $(0.2) million and $0.1 million of net interest and penalties as of December 31, 2024 and 2023, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of certain foreign subsidiaries since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company may be subject to federal income and foreign withholding taxes.

Index to Consolidated Financial Statements
The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2021. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to global intangible low taxed income (GILTI) as a current-period expense when incurred (the period cost method) or (ii) factoring such amounts into a measurement of its deferred taxes (the deferred method). The Company has chosen to account for GILTI under the period cost method as an accounting policy, and therefore the anticipated future expense associated with GILTI is not reflected in the Consolidated Financial Statements.
NOTE 14
POST-EMPLOYMENT BENEFIT PLANS
We sponsor two defined contribution savings plans, which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company matches a percentage of eligible employee contributions up to certain limits of employee base pay. Our portion of the matching contributions charged to income amounted to $35.9 million, $30.8 million and $17.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company participates in multiemployer pension plans for certain employees covered by collective bargaining agreements. Contributions are based on specified hourly rates for eligible hours. Company expenses related to these plans were $18.1 million, $12.9 million and $6.3 million during 2024, 2023, and 2022, respectively. The Company is unaware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the Company.
The Company has two non-qualified deferred compensation plans one established during the first quarter of 2021 and one assumed in the Merger. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plan assets and liabilities as of December 31, 2024 and 2023 were $5.2 million and $3.2 million, respectively.
On September 11, 2014, our Board of Directors adopted and approved the Vectrus Systems Corporation Excess Savings Plan (the Excess Savings Plan). Since federal law limits the amount of compensation that can be used to determine employee and employer contribution amounts to our tax-qualified plans, we established the Excess Savings Plan to allow for Company contributions based on an eligible employee's base salary in excess of these limits. No employee contributions are permitted. All balances under the Excess Savings Plan are maintained on the books of the Company and credits and deductions are made to the accumulated savings under the plan based on the earnings or losses attributable to a stable value fund as defined in the Excess Savings Plan. Benefits will be paid in a lump sum generally in the seventh month following the date on which the employee's separation from service occurs. Employees are 100% vested at all times in any amounts credited to their accounts. Although the plan did not end, excess savings were paid out due to the Merger. As of both December 31, 2024 and December 31, 2023 accrued contributions under the Excess Savings Plan were $0.1 million.
The Company has an amended and restated Senior Executive Severance Pay Plan (the Amended Plan) that has been effective since 2016. Termination benefits offered under the Amended Plan are other post-employment benefits as defined by ASC Topic 712 Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable, and the Company does not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.

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
The Company estimated and accrued $13.1 million and $12.1 million as of December 31, 2024 and 2023, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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
U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review the Company's performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of compliance with government standards for business systems, including accounting, earned value management, estimating, materials management and accounting, purchasing, and property management systems. A finding by a U.S. government agency that the Company's business systems are not adequate could adversely affect the Company's financial condition and results of operations.
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
There were 3.5 million shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan. As of December 31, 2024, 0.7 million shares remained available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Compensation costs for equity-based awards	$15,383	$31,456	$31,897
Compensation costs for liability-based awards	586	1,387	839
Total compensation costs, pre-tax	$15,969	$32,843	$32,736
Future tax benefit	$3,710	$7,685	$7,726
Liability-based awards were revalued at the end of each reporting period to reflect changes in fair value. For 2022, in concurrence with the Merger, fair value was measured as of the Closing Date and the aggregate future award payouts were fixed at $4.6 million. The Company paid $2.2 million and $1.5 million related to liability-based compensation awards during the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, total unrecognized compensation costs related to equity-based awards were $12.6 million, which are expected to be recognized ratably over a weighted average period of 1.48 years.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2024, 2023 and 2022 and changes during the years then ended is presented below:

	2024		2023		2022
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	40	$22.93	42	$22.86	59	$23.19
Exercised	(6)	$25.90	(2)	$20.62	(17)	$24.02
Outstanding and exercisable at December 31,	34	$22.43	40	$22.93	42	$22.86

Index to Consolidated Financial Statements
All outstanding NQOs are exercisable. The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2024:

(In thousands, except per share data)	Options Outstanding and Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$20.06 - $21.98	32	1.90	$21.73	$841
$26.05 - $32.04	2	0.01	32.04	38
Total options and aggregate intrinsic value	34	1.91	$22.43	$879
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $47.83 per share on December 31, 2024, which would have been received by the option holders if all option holders had exercised their options as of that date. There were no exercisable options "out of the money" as of December 31, 2024. The aggregate intrinsic value of options exercised during both of the years ended December 31, 2024 and 2023 was not material. The aggregate intrinsic value of options exercised during the year ended December 31, 2022 was $0.2 million.
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
On July 5, 2022, pursuant to the terms of the Merger Agreement, the Company issued an additional 1,346,089 RSUs, with a grant date fair value of $33.92 per share, to certain employees of Vertex (Replacement Awards). As of December 31, 2024, the eligible Replacement Awards have been settled in shares of the Company's common stock.
The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024		2023		2022
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	800	$37.29	1,628	$35.47	245	$51.18
Granted	317	$45.58	318	$40.50	236	$35.83
Replacement awards	—	$—	—	$—	1,346	$33.92
Vested	(549)	$37.35	(1,136)	$43.07	(171)	$44.85
Forfeited or canceled	(132)	$42.62	(10)	$42.81	(28)	$44.12
Outstanding at December 31,	436	$43.11	800	$37.29	1,628	$35.47
The total grant date fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $20.5 million, $40.0 million and $7.7 million, respectively.
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

Index to Consolidated Financial Statements
There were no TSR awards granted during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company granted TSR awards with an aggregate target TSR value of $2.8 million. The fair value of TSR awards was measured quarterly based on the Company’s performance relative to the performance of the Aerospace and Defense Companies in the S&P 1500 Index. Depending on the Company’s performance during the three-year performance period, payments could range from 0% to 200% of the target value. For the years ended December 31, 2024, 2023 and 2022, $0.6 million, $1.4 million and $0.8 million, respectively, was recorded in selling, general, and administrative expenses for TSR awards. Payments of $1.0 million were made in January 2024 for the 2021 TSR awards, and payments of $0.4 million were made in October 2023 related to a former employee's 2021 and 2022 TSR awards. Payments of $1.1 million were made in January 2023 for the 2020 TSR awards, and payments of $2.9 million were made in January 2022 for the 2019 TSR awards. Payments of $0.2 million were made in September 2024 and $1.4 million in December 2024 related to a former employee's 2022 TSR awards. Payments for the remaining 2022 TSR awards are expected to be made in January 2025. As of December 31, 2024 and 2023, the Company had $0.8 million and $2.4 million, respectively, recorded as a liability related to TSR awards in other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets.
Performance Share Units
During the years ended December 31, 2024 and 2023, the Company granted two types of performance-based awards with market conditions. The first award will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures relative to Aerospace and Defense companies in the S&P 1500 Index and the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
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
The table below provides a roll-forward of outstanding PSUs for the year ended December 31, 2024 and 2023.

	2024		2023
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	267	$43.45	—	$—
Granted	161	$45.44	279	$40.41
Forfeited or canceled	(170)	$36.27	(12)	$51.38
Outstanding at December 31,	258	$43.98	267	$43.45
As of December 31, 2024, there was $3.9 million of unrecognized PSU related compensation expense.
NOTE 17
SHAREHOLDERS' EQUITY
As of December 31, 2024, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. As of December 31, 2024, there were 31.6 million shares of common stock issued and outstanding.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There were 3.5 million shares of common stock authorized under this plan. As of December 31, 2024, we had a remaining balance of 0.7 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.

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

	As of and for the
	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance:	$72,714	$—
Sale of receivables	3,195,217	1,394,998
Cash collections	(3,049,034)	(1,322,284)
Outstanding balance sold to MUFG[1]	218,897	72,714
Cash collected, not remitted to MUFG[2]	(71,457)	(10,160)
Remaining sold receivables	$147,440	$62,554
[1] For the year ended December 31, 2024, the Company recorded a net cash inflow from sale of receivables of $146.2 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of December 31, 2024. This balance is included in other accrued liabilities as of the balance sheet date.
During the year ended December 31, 2024, the Company incurred purchase discount fees, net of servicing fees, of $10.5 million, which are presented in other expense, net on the Consolidated Statements of Income (Loss) and are reflected as cash flows from operating activities on the Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of December 31, 2024. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Consolidated Statements of Cash Flows.
NOTE 19
SEGMENT INFORMATION
The Company operates as a single reportable segment. V2X performs services worldwide, with the substantial majority of revenue derived from the U.S. government. The CODM for the Company is the President and Chief Executive Officer. The CODM uses consolidated profit metrics, including net income (loss) and operating income, as reported on the Consolidated Statements of Income (Loss), to allocate resources and assess financial performance.
Our CODM reviews significant expenses as reported in the Consolidated Statements of Income (Loss) in addition to depreciation and amortization information, which is summarized below for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Depreciation and amortization	$114,882	$113,311	$62,629
The CODM also reviews consolidated capital expenditures as reported as purchases of capital assets and intangibles in the Consolidated Statements of Cash Flows.

Index to Consolidated Financial Statements
NOTE 20
SUBSEQUENT EVENTS
Amendment No. 5 to First Lien Credit Agreement
On January 2, 2025, Vertex Aerospace Intermediate LLC, a Delaware limited liability company (Holdings), and Vertex Aerospace Services LLC, a Delaware limited liability company (the Borrower), an indirect, wholly owned subsidiary of V2X, Inc., and certain wholly-owned subsidiaries of the Borrower party thereto entered into Amendment No. 5 to First Lien Credit Agreement, dated as of January 2, 2025 (the Amendment), with Royal Bank of Canada, as administrative agent and collateral agent, and the other financial institutions and lenders party thereto, which amended the Credit Agreement, originally dated as of December 6, 2021, by and among the Borrower, Holdings, Royal Bank of Canada, as administrative agent and collateral agent, and the other financial institutions party thereto from time to time (as amended prior to January 2, 2025, the Credit Agreement).
The Amendment provides for, among other things, a new tranche of term loans under the Credit Agreement in an aggregate original principal amount of $899.8 million (the New Term Loans), which New Term Loans replace or refinance in full all of the existing term loans outstanding under the Credit Agreement. The New Term Loans shall bear interest at a rate per annum equal to (x) SOFR plus a margin of 2.25% per annum (SOFR with respect to the New Term Loans shall be subject to a floor of 0.75%) or (y) a base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month SOFR plus 1.00% per annum) plus a margin of 1.25% per annum.

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
Date: February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jeremy C. Wensinger Jeremy C. Wensinger	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2025
/s/ Shawn M. Mural Shawn M. Mural	Chief Financial Officer (Principal Financial Officer)	February 24, 2025
/s/ William B. Noon William B. Noon	Chief Accounting Officer	February 24, 2025
/s/ Mary L. Howell Mary L. Howell	Chair and Director	February 24, 2025
/s/ Dino M. Cusumano Dino M. Cusumano	Director	February 24, 2025
/s/ Abbas O. Elegba Abbas O. Elegba	Director	February 24, 2025
/s/ Lee E. Evangelakos Lee E. Evangelakos	Director	February 24, 2025
/s/ Melvin F. Parker Melvin F. Parker	Director	February 24, 2025
/s/ Eric M. Pillmore Eric M. Pillmore	Director	February 24, 2025
/s/ Joel M. Rotroff Joel M. Rotroff	Director	February 24, 2025
/s/ Neil D. Snyder Neil D. Snyder	Director	February 24, 2025
/s/ Stephen L. Waechter Stephen L. Waechter	Director	February 24, 2025
/s/ Phillip C. Widman Phillip C. Widman	Director	February 24, 2025