Form 10-Q
period 2025-03-28
V2X, Inc.
filed 2025-05-05
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36341
V2X, Inc.
(Exact name of registrant as specified in its charter)

Indiana	38-3924636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Campus Commons Drive, Suite 305, Reston Virginia 20191
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
As of April 29, 2025, there were 31,684,495 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 28,	March 29,
(In thousands, except per share data)	2025	2024
Revenue	$1,015,923	$1,010,564
Cost of revenue	937,820	940,290
Selling, general, and administrative expenses	43,805	39,943
Operating income	34,298	30,331
Loss on extinguishment of debt	(2,214)	—
Interest expense, net	(19,719)	(27,574)
Other expense, net	(2,295)	(1,633)
Income from operations before income taxes	10,070	1,124
Income tax expense (benefit)	1,963	(20)
Net income	$8,107	$1,144

Earnings per share
Basic	$0.26	$0.04
Diluted	$0.25	$0.04
Weighted average common shares outstanding - basic	31,590	31,351
Weighted average common shares outstanding - diluted	32,021	31,794
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 28,	March 29,
(In thousands)	2025	2024
Net income	$8,107	$1,144
Other comprehensive income, net of tax
Changes in derivative instruments:
Change in fair value of interest rate swaps	(3,509)	4,921
Tax benefit	815	1,018
Net change in derivative instruments	(2,694)	5,939
Foreign currency translation adjustments, net of tax expense of $(1,324) and $(588)	4,376	(3,431)
Other comprehensive income, net of tax	1,682	2,508
Total comprehensive income	$9,789	$3,652
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28,	December 31,
(In thousands, except per share data)	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$169,062	$268,321
Receivables	705,384	710,068
Prepaid expenses and other current assets	128,132	121,831
Total current assets	1,002,578	1,100,220
Property, plant, and equipment, net	60,369	62,001
Goodwill	1,656,926	1,656,926
Intangible assets, net	300,527	323,068
Right-of-use assets	36,841	37,774
Other non-current assets	46,239	48,854
Total non-current assets	2,100,902	2,128,623
Total Assets	$3,103,480	$3,228,843
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$440,596	$547,568
Compensation and other employee benefits	124,467	166,918
Short-term debt	19,935	20,003
Other accrued liabilities	282,094	261,735
Total current liabilities	867,092	996,224
Long-term debt, net	1,089,792	1,087,484
Deferred tax liabilities	18,441	20,983
Operating lease liabilities	32,350	33,811
Other non-current liabilities	59,988	64,189
Total non-current liabilities	1,200,571	1,206,467
Total liabilities	2,067,663	2,202,691
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,684,495 and 31,560,490 shares issued and outstanding as of March 28, 2025 and December 31, 2024, respectively	317	316
Additional paid in capital	769,594	769,719
Retained earnings	273,642	265,535
Accumulated other comprehensive loss	(7,736)	(9,418)
Total shareholders' equity	1,035,817	1,026,152
Total Liabilities and Shareholders' Equity	$3,103,480	$3,228,843
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 28,	March 29,
(In thousands)	2025	2024
Operating activities
Net income	$8,107	$1,144
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,250	6,243
Amortization of intangible assets	22,562	22,539
Amortization of cloud computing arrangements	1,226	71
Loss on disposal of property, plant, and equipment	253	8
Stock-based compensation	2,452	5,149
Deferred taxes	(3,074)	(262)
Amortization of debt issuance costs	1,488	2,160
Loss on extinguishment of debt	2,214	—
Changes in assets and liabilities:
Receivables	6,502	(55,363)
Other assets	(6,411)	(23,593)
Accounts payable	(107,694)	(33,715)
Compensation and other employee benefits	(42,610)	(18,607)
Other liabilities	15,271	37,000
Net cash used in operating activities	(95,464)	(57,226)
Investing activities
Purchases of capital assets	(2,699)	(7,775)
Proceeds from the disposition of assets	90	5
Acquisitions of businesses	—	(16,939)
Net cash used in investing activities	(2,609)	(24,709)
Financing activities
Repayments of long-term debt	—	(3,840)
Proceeds from revolver	141,000	375,250
Repayments of revolver	(141,000)	(319,250)
Proceeds from stock awards and stock options	77	3
Payment of debt issuance costs	(1,223)	—
Payments of employee withholding taxes on stock-based compensation	(2,653)	(5,702)
Net cash (used in) provided by financing activities	(3,799)	46,461
Exchange rate effect on cash	2,613	(1,519)
Net change in cash, cash equivalents and restricted cash	(99,259)	(36,993)
Cash, cash equivalents and restricted cash - beginning of period	268,321	72,651
Cash, cash equivalents and restricted cash - end of period	$169,062	$35,658

Supplemental disclosure of cash flow information:
Interest paid	$12,945	$27,125
Income taxes paid	$320	$1,014
Purchase of capital assets on account	$48	$410
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	1,144	—	1,144
Foreign currency translation adjustments	—	—	—	—	(3,431)	(3,431)
Unrealized gain on cash flow hedge	—	—	—	—	5,939	5,939
Employee stock awards and stock options	261	3	—	—	—	3
Taxes withheld on stock compensation awards	—	—	(5,702)	—	—	(5,702)
Stock-based compensation	—	—	4,983	—	—	4,983
Balance at March 29, 2024	31,453	$315	$761,605	$231,995	$(179)	$993,736

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2024	31,560	$316	$769,719	$265,535	$(9,418)	$1,026,152
Net income	—	—	—	8,107	—	8,107
Foreign currency translation adjustments	—	—	—	—	4,376	4,376
Unrealized loss on cash flow hedge	—	—	—	—	(2,694)	(2,694)
Employee stock awards and stock options	124	1	76	—	—	77
Taxes withheld on stock compensation awards	—	—	(2,653)	—	—	(2,653)
Stock-based compensation	—	—	2,452	—	—	2,452
Balance at March 28, 2025	31,684	$317	$769,594	$273,642	$(7,736)	$1,035,817
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
V2X, Inc., an Indiana Corporation formed in February 2014, is a leading provider of critical mission solutions primarily to defense customers globally. The Company operates as one segment and offers a broad suite of capabilities including multi-domain high impact readiness, integrated supply chain management, mission solutions, and platform renewal and modernization to national security, defense, civilian and international customers.
Unless the context otherwise requires or unless stated otherwise, references in these notes to "V2X," "we," "us," "our," "the Company" and "our Company" refer to V2X, Inc. and all of its consolidated subsidiaries, taken together as a whole.
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
The Company accounts for its investments in HDSS, J&J, ServCore, and Inuksuk under the equity method and has the ability to exercise significant influence over, but does not hold a controlling interest in, these entities. The Company's proportionate 25%, 50%, 40%, and 49% shares, respectively, of income or losses from HDSS, J&J, ServCore, and Inuksuk are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. These investments are recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of March 28, 2025 and December 31, 2024, the Company's combined investment balance was $7.4 million and $8.6 million, respectively. The Company's proportionate share of income from equity method investments was $0.8 million and $2.6 million for the three months ended March 28, 2025 and March 29, 2024, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (March 28, 2025 for the first quarter of 2025 and March 29, 2024 for the first quarter of 2024), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of V2X have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
Restricted Cash
As of March 28, 2025, the Company had total cash, cash equivalents, and restricted cash of $169.1 million which included $3.0 million of restricted cash. The Company's restricted cash was $3.1 million as of December 31, 2024.

Cloud Computing Arrangements (CCA)
The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of CCA implementation costs is included in cost of revenue on the Company's Condensed Consolidated Statements of Income. The CCA implementation costs are included within operating activities on the Company's Condensed Consolidated Statements of Cash Flows.
As of March 28, 2025 and December 31, 2024, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $28.0 million and $29.2 million, respectively, included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheet.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	As of
	March 28,	December 31,
(In thousands)	2025	2024
Inventory, net	$49,889	$50,894
Prepaid expenses	44,619	43,338
Prepaid taxes	9,004	8,236
Other	24,620	19,363
Total	$128,132	$121,831
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740) to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this ASU prospectively for the period ending December 31, 2025. The Company expects this ASU to impact only its disclosures with no impacts to its results of operations, cash flows and financial condition.
In November 2024, the FASB issued ASU No. 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU No. 2025-01 Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to require PBEs to disclose disaggregated information about expenses to help investors better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for PBEs for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.
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
Remaining performance obligations are presented in the following table:

	As of
	March 28,	December 31,
(In millions)	2025	2024
Performance Obligations	$3,348	$3,483
As of March 28, 2025, the Company expects to recognize approximately 71% of the remaining performance obligations as revenue in 2025 and the majority of the remainder of the balance as revenue in 2026 and 2027.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended March 28, 2025 and March 29, 2024 increased operating income by $4.2 million and $0.5 million, respectively.
For the three months ended March 28, 2025 and March 29, 2024, the net adjustments to operating income increased revenue by $14.8 million and $3.4 million, respectively.
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
Revenue by contract type is as follows:

	Three Months Ended
	March 28,	March 29,	%
(In thousands)	2025	2024	Change
Cost-plus and cost-reimbursable	$623,213	$584,822	6.6%
Firm-fixed-price	363,950	397,251	(8.4)%
Time-and-materials	28,760	28,491	0.9%
Total revenue	$1,015,923	$1,010,564

Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended
	March 28,	March 29,	%
(In thousands)	2025	2024	Change
United States	$577,458	$544,726	6.0%
Middle East	318,345	343,296	(7.3)%
Asia	75,978	68,802	10.4%
Europe	44,142	53,740	(17.9)%
Total revenue	$1,015,923	$1,010,564
Revenue by contract relationship is as follows:

	Three Months Ended
	March 28,	March 29,	%
(In thousands)	2025	2024	Change
Prime contractor	$962,421	$945,155	1.8%
Subcontractor	53,502	65,409	(18.2)%
Total revenue	$1,015,923	$1,010,564
Revenue by customer is as follows:

	Three Months Ended
	March 28,	March 29,	%
(In thousands)	2025	2024	Change
Army	$442,136	$433,430	2.0%
Navy	346,118	321,384	7.7%
Air Force	99,126	118,569	(16.4)%
Other	128,543	137,181	(6.3)%
Total revenue	$1,015,923	$1,010,564
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
As of January 1, 2024, the Company had contract assets of $561.9 million. As of March 28, 2025 and December 31, 2024, the Company had contract assets of $595.7 million and $620.5 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of January 1, 2024, the Company had contract liabilities of $109.6 million. As of March 28, 2025 and December 31, 2024, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $95.4 million and $98.7 million, respectively.

NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	As of
	March 28,	December 31,
(In thousands)	2025	2024
Billed receivables	$100,634	$77,982
Unbilled receivables (contract assets)	595,739	620,536
Other	9,011	11,550
Total receivables	$705,384	$710,068
As of March 28, 2025 and December 31, 2024, substantially all billed receivables are due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the March 28, 2025 contract assets during 2025. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche as in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $848.0 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.2 million in the Condensed Consolidated Statement of Income for the three months ended March 28, 2025.
Vertex Aerospace Services LLC (V2X Borrower) obligations under the First Lien Credit Agreement are guaranteed by Vertex Intermediate LLC and V2X Borrower’s wholly-owned domestic subsidiaries (collectively, the Guarantors), subject to customary exceptions and limitations. The V2X Borrower’s obligations under the First Lien Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority-lien on substantially all the V2X Borrower’s and the Guarantors’ assets which exists on a pari passu basis with the lien held by the 2023 Credit Agreement lenders.
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.25% per annum, or SOFR, plus a margin of 2.25% per annum. As of March 28, 2025, the effective interest rate for the First Lien Credit Agreement was 7.11%.
The First Lien Credit Agreement contains customary representations and warranties and affirmative covenants. The First Lien Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, additional liens, sales of assets, dividends, investments and advances, prepayments of debt and mergers and acquisitions.
The First Lien Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the First Lien Credit Agreement to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the V2X Borrower may be required immediately to repay all amounts outstanding under the First Lien Credit Agreement.
As of March 28, 2025, the carrying value of the First Lien Credit Agreement was $899.8 million, excluding deferred discount and unamortized deferred financing costs of $27.7 million. The estimated fair value of the First Lien Credit Agreement as of March 28, 2025 was $887.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).

2023 Credit Agreement
The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the V2X Borrower’s assets and consists of (a) a $500.0 million five-year revolving credit facility (2023 Revolver) (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million term loan (2023 Term Loan).
The 2023 Term Loan amortizes at approximately $1.6 million per quarter for the fiscal quarters ending June 30, 2023 through March 31, 2025, increasing to $3.1 million per quarter for the fiscal quarters ending June 30, 2025 through December 31, 2027, with the balance of $203.1 million due on February 28, 2028.
The V2X Borrower’s obligations under the 2023 Credit Agreement are guaranteed by the Guarantors, subject to customary exceptions and limitations. The V2X Borrower’s obligations under the 2023 Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority-lien on substantially all of the V2X Borrower’s and the Guarantors’ assets (subject to customary exceptions and limitations) which exists on a pari passu basis with the lien held by the First Lien Credit Agreement lenders.
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 1.00% to 2.25% per annum, or SOFR, plus a margin of 2.00% to 3.25% per annum, in each case, depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries. As of March 28, 2025, the effective interest rate for the 2023 Term Loan was 7.13%.
Unutilized commitments under the 2023 Revolver are subject to a per annum fee ranging from 0.25% to 0.50% depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries.
The V2X Borrower is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit (or such other amount as may be mutually agreed by the V2X Borrowers and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin to SOFR of revolving credit loans times the average daily amount available to be drawn under all outstanding letters of credit.
The 2023 Credit Agreement contains customary representations and warranties, which must be accurate for the V2X Borrower to borrow under the 2023 Credit Agreement, and affirmative covenants. The 2023 Credit Agreement also includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, and mergers and acquisitions.
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
The 2023 Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the 2023 Credit Agreement to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the V2X Borrower may be required immediately to repay all amounts outstanding under the 2023 Credit Agreement.
As of March 28, 2025, there were no outstanding borrowings and $22.3 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $477.7 million as of March 28, 2025. Unamortized deferred financing costs related to the 2023 Revolver of $2.9 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 28, 2025, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of March 28, 2025, the carrying value of the 2023 Term Loan was $239.1 million, excluding unamortized deferred financing costs of $1.5 million. The estimated fair value of the 2023 Term Loan as of March 28, 2025 was $235.8 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).

The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of March 28, 2025 are as follows:

(In thousands)	Payments due
2025 (remainder of the year)	$19,935
2026	21,498
2027	21,498
2028	212,123
2029	8,998
After 2029	854,781
Total	$1,138,833
As of March 28, 2025, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
The Company is exposed to the risk that earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company has entered into $450.0 million of interest rate swap contracts as of March 28, 2025. As of both March 28, 2025 and December 31, 2024, these contracts had notional values $439.1 million, respectively. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		As of
		March 28,	December 31,
(In thousands)	Balance sheet caption	2025	2024
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$1,174	$1,918
Interest rate swap designated as cash flow hedge	Other non-current assets	$—	$1,938
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$827	$—
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$348	$3,856
The Company regularly assesses the creditworthiness of the counterparty. As of March 28, 2025, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $0.7 million and $1.5 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income during the three months ended March 28, 2025 and March 29, 2024, respectively. The Company expects $1.1 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of March 28, 2025 to be recognized in earnings within the next 12 months.

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
The Company estimated and accrued $13.6 million and $13.1 million as of March 28, 2025 and December 31, 2024, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income were as follows:

	Three Months Ended
	March 28,	March 29,
(In thousands)	2025	2024
Compensation costs for equity-based awards	$2,452	$4,983
Compensation costs for liability-based awards	—	166
Total compensation costs, pre-tax	$2,452	$5,149
Future tax benefit	$582	$1,065
As of March 28, 2025, total unrecognized compensation costs related to equity-based awards were $27.6 million, which are expected to be recognized ratably over a weighted average period of 1.60 years. There were no unrecognized compensation costs for liability-based awards as of March 28, 2025.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the three months ended March 28, 2025:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2025	34	$22.43	436	$43.11	258	$43.98
Granted	—	$—	220	$48.48	135	$53.60
Exercised	(2)	$32.04	—	$—	—	$—
Vested	—	$—	(178)	$40.68	—	$—
Forfeited or expired	—	$—	(6)	$44.09	(6)	$26.26
Outstanding at March 28, 2025	32	$21.73	472	$46.52	387	$45.27
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
As of March 28, 2025, there was $17.3 million of unrecognized RSU related compensation expense.

Performance Share Units
During the three months ended March 28, 2025, the Company granted performance-based awards that include two performance components, including TSR performance and Adjusted Earnings Per Share performance. The performance-based awards will vest and the stock will be issued at the end of a three-year period assuming and based on i) the attainment of total shareholder return performance measures relative to certain Aerospace and Defense companies in the S&P 1500 Index, ii) Company performance against an annual adjusted EPS target established each year and iii) the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. A Monte Carlo valuation model was used to determine the fair value of the awards by simulating 50,000 potential TSR outcomes for the Company and a group of peer companies over the performance periods, and determined the amount of the payout that would occur in each simulation. The fair value is based on the average of the results.
As of March 28, 2025, there was $10.3 million of unrecognized PSU related compensation expense.
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
For the three months ended March 28, 2025 and March 29, 2024, the Company recorded income tax expense of $2.0 million and income tax benefits which were not material, respectively. The Company's effective income tax rates for the three months ended March 28, 2025 and March 29, 2024 were 19.5% and (1.8)%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income and income tax credits.
Uncertain Tax Positions
As of both March 28, 2025 and December 31, 2024, unrecognized tax benefits from uncertain tax positions were $3.6 million.
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

	Three Months Ended
	March 28,	March 29,
(In thousands, except per share data)	2025	2024
Net income	$8,107	$1,144

Weighted average common shares outstanding	31,590	31,351
Add: Dilutive impact of stock options	19	18
Add: Dilutive impact of restricted stock units and performance share units	412	425
Diluted weighted average common shares outstanding	32,021	31,794

Earnings per share
Basic	$0.26	$0.04
Diluted	$0.25	$0.04

The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended
	March 28,	March 29,
(In thousands)	2025	2024
Anti-dilutive restricted stock units and performance share units	13	25
Total	13	25
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors two non-qualified deferred compensation plans. Under these plans, participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses. The plans assets and liabilities were $5.3 million and $5.2 million as of March 28, 2025 and December 31, 2024, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $4.0 million and $5.0 million for the three months ended March 28, 2025 and March 29, 2024, respectively.
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

	As of and for the
	Three Months Ended
	March 28,	March 29,
(In thousands)	2025	2024
Beginning balance:	$218,897	$72,715
Sale of receivables	862,728	621,920
Cash collections	(834,552)	(588,266)
Outstanding balance sold to MUFG[1]	247,073	106,369
Cash collected, not remitted to MUFG[2]	(76,702)	(24,167)
Remaining sold receivables	$170,371	$82,202
[1] For the three months ended March 28, 2025, the Company recorded a net cash inflow from sale of receivables of $28.2 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of March 28, 2025. This balance is included in other accrued liabilities as of the balance sheet date.
During the three months ended March 28, 2025 and March 29, 2024, the Company incurred purchase discount fees, net of servicing fees, of $2.5 million and $1.6 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of March 28, 2025. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

NOTE 13
SEGMENT INFORMATION
The Company operates as a single reportable segment. V2X performs services worldwide, with the substantial majority of revenue derived from the U.S. government. The CODM for the Company is the President and Chief Executive Officer. The CODM uses consolidated profit metrics, including net income and operating income, as reported on the Condensed Consolidated Statements of Income, to allocate resources and assess financial performance.
Our CODM reviews significant expenses as reported in the Condensed Consolidated Statements of Income in addition to depreciation and amortization information, which is summarized below for the three months ended March 28, 2025 and March 29, 2024:

	Three Months Ended
	March 28,	March 29,
(In thousands)	2025	2024
Depreciation and amortization	$28,038	$28,853
The CODM also reviews consolidated capital expenditures as reported as purchases of capital assets in the Consolidated Statements of Cash Flows.
NOTE 14
SUBSEQUENT EVENTS
Amendment No. 1 to 2023 Credit Agreement
On March 31, 2025, Vertex Aerospace Intermediate LLC, a Delaware limited liability company (Holdings), and V2X Borrower, an indirect, wholly owned subsidiary of V2X, Inc., and certain wholly-owned subsidiaries of V2X Borrower party thereto entered into Amendment No. 1 to the 2023 Credit Agreement, dated as of March 31, 2025 (the Amendment), with Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer, and the other financial institutions and lenders party thereto, which amended the 2023 Credit Agreement, originally dated as of February 28, 2023, by and among V2X Borrower, Holdings, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and L/C issuer, and the other financial institutions party thereto from time to time (as amended prior to March 31, 2025, the 2023 Credit Agreement).
The Amendment provides for, among other things, a new tranche of term loans under the 2023 Credit Agreement in an aggregate original principal amount of $237.5 million (the 2023 Credit Agreement New Term Loans), which replace or refinance in full all of the existing term loans outstanding under the 2023 Credit Agreement (as in effect immediately prior to the Amendment), as further set forth in the Amendment. The Amendment further provides for a new tranche of revolving credit commitments under the 2023 Credit Agreement in an aggregate original principal amount of $500.0 million (the New Revolving Credit Commitments), which New Revolving Credit Commitments replace or refinance in full all of the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement (as in effect immediately prior to the Amendment), as further set forth in the Amendment. The 2023 Credit Agreement New Term Loans and the New Revolving Credit Commitments mature on March 31, 2030. The 2023 Credit Agreement New Term Loans and the loans under the New Revolving Credit Commitments shall initially bear interest at a rate per annum equal to (x) the SOFR plus a margin of 2.00% per annum (subject to a SOFR floor of 0.00%) or (y) a base rate (which will be the highest of (i) the prime rate, (ii) 0.5% per annum above the federal funds effective rate and (iii) one-month SOFR plus 1.00% per annum) plus a margin of 1.00% per annum. The 2023 Credit Agreement New Term Loans are subject to quarterly amortization in an amount of 2.5% per annum, increasing to 5.0% per annum, commencing with the fiscal quarter ending June 30, 2027. Voluntary prepayments of the 2023 Credit Agreement New Term Loans are permitted, in whole or in part, with prior notice, without premium or penalty (except SOFR breakage costs).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking Statement Information" for further information. Amounts presented in and throughout this Item 2 are rounded and, as such, rounding differences could occur in period over period changes and percentages reported.
Overview
V2X is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and offers a broad suite of capabilities including multi-domain high impact readiness, integrated supply chain management, mission solutions, and platform renewal and modernization to national security, defense, civilian and international customers.
Our primary customer is the U.S. Department of Defense (DoD). For both the three months ended March 28, 2025 and March 29, 2024, the Company had total revenue of $1.0 billion, the substantial majority of which was derived from U.S. government customers. For the three months ended March 28, 2025 and March 29, 2024, the Company generated approximately 44% and 43%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $5.4 million, or 0.5%, for the three months ended March 28, 2025 as compared to the three months ended March 29, 2024, primarily due to organic growth. Revenue from our programs in the U.S. and Asia increased by $32.8 million and $7.2 million, respectively, partially offset by decreases in revenue from our programs in the Middle East and Europe of $25.0 million and $9.6 million, respectively.
Operating income for the three months ended March 28, 2025 was $34.3 million, an increase of $4.0 million or 13.1%, compared to the three months ended March 29, 2024. Operating income increased primarily due to changes in aggregate cumulative adjustments, as further described below.
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
Further details related to consolidated financial results for the three months ended March 28, 2025, compared to the three months ended March 29, 2024, are contained in the "Discussion of Financial Results" section.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Three Months Ended
	March 28,	March 29,
Contract Name	2025	2024
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	11.5%	11.0%
T-45	10.1%	7.9%

Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2025, with one additional twelve-month option and one six-month option through December 31, 2026. The task order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $116.9 million and $110.7 million of revenue for the three months ended March 28, 2025 and March 29, 2024, respectively. On April 17, 2025, the U.S. Department of the Army announced that it will extend the current period of performance for the various task orders under the LOGCAP V, including the Kuwait Task Order, which is scheduled to extend through June 2030.
The T-45 contract is currently exercised through December 31, 2025, with three additional twelve-month options and one six-month option through June 30, 2029. The contract provides services to support and maintain all Navy T-45 aircraft, aircraft systems, and related support equipment in support of flight, test and evaluation operations. The T-45 contract contributed $103.0 million and $79.4 million of revenue for the three months ended March 28, 2025 and March 29, 2024, respectively.
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
The following is a summary of funded and unfunded backlog:

	March 28,	December 31,
(In millions)	2025	2024
Funded backlog	$2,219	$2,251
Unfunded backlog	9,679	10,251
Total backlog	$11,898	$12,502
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $984.4 million during the three months ended March 28, 2025, which was an increase of $124.0 million compared to the three months ended March 29, 2024.
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

The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act 2025 to continue funding the government through FY 2025. The FY 2025 Continuing Resolution (CR) is generally similar to the FY 2024 funding levels but includes a $6 billion increase in defense spending and certain reductions in non-defense spending compared to FY 2024. The DoD FY 2025 base budget equals approximately $831.5 billion with the spending increase. Additionally, the FY 2025 CR provides the DoD with the flexibility to allocate funding, including authority to start new programs, assuming certain requirements are met. However, government operations under the FY 2025 CR could have potential impacts on the timing and award of new programs and contracts.
The Administration’s FY 2026 budget request is expected to be submitted to Congress in the coming months and will kick off the FY 2026 defense authorization and appropriations legislative process. Congress will need to approve or revise the FY 2026 budget request through enactment of appropriations and other legislation, which would require final approval from the President to become law.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, Congress, the debt ceiling, the global security environment, inflationary pressures, and other macroeconomic conditions. The result may shift funding priorities, which could have material impacts on our programs and defense spending broadly. Additionally, the Administration is assessing government-wide procurement, staffing, and support activities, including the evaluation of mission priorities, acquisition methods, contract performance, and other factors, which could result in potential actions. Those actions remain uncertain and could result in impacts to our current and future financial performance and business prospects.
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
However, business conditions have become more challenging and uncertain due to macroeconomic conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities could create additional demand for our products and services; however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Further, given the current level of inflation and geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts and its financial results, and actively evaluating opportunities for cost reductions and deleveraging. The Company’s earnings and profitability may vary materially depending on the total mix of contracts. To date, the Company has not experienced broad-based increases from inflation or geopolitical hostilities, including as a result of tariffs, in the costs of its fixed-price and time and materials contracts that are material to the business. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
The information provided above does not represent a complete list of trends and uncertainties that could impact the Company's business in either the near or long-term and should be considered along with the risk factors identified in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and updated, as necessary, on subsequent Quarterly Reports on Form 10-Q, and the matters identified under the caption “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Three months ended March 28, 2025, compared to three months ended March 29, 2024
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	March 28,	March 29,
(In thousands, except for percentages)	2025	2024	$	%
Revenue	$1,015,923	$1,010,564	$5,359	0.5%
Cost of revenue	937,820	940,290	(2,470)	(0.3)%
% of revenue	92.3%	93.0%
Selling, general, and administrative expenses	43,805	39,943	3,862	9.7%
% of revenue	4.3%	4.0%
Operating income	34,298	30,331	3,967	13.1%
Operating margin	3.4%	3.0%
Loss on extinguishment of debt	(2,214)	—	(2,214)	*
Interest expense, net	(19,719)	(27,574)	7,855	(28.5)%
Other expense, net	(2,295)	(1,633)	(662)	40.5%
Income from operations before income taxes	10,070	1,124	8,946	795.9%
% of revenue	1.0%	0.1%
Income tax expense (benefit)	1,963	(20)	1,983	(9915.0)%
Effective income tax rate	19.5%	(1.8)%
Net income	$8,107	$1,144	$6,963	608.7%
*Percentage change is not meaningful.
Revenue
Revenue increased $5.4 million, or 0.5%, for the three months ended March 28, 2025 as compared to the three months ended March 29, 2024 primarily due to organic growth. Revenue from our programs in the U.S. and Asia increased by $32.8 million and $7.2 million, respectively, partially offset by decreases in revenue from our programs in the Middle East and Europe of $25.0 million and $9.6 million, respectively.
Cost of Revenue
Cost of revenue decreased $2.5 million, or 0.3%, for the three months ended March 28, 2025 as compared to the three months ended March 29, 2024, primarily driven by changes in contract mix.
Selling, General, & Administrative (SG&A) Expenses
SG&A expenses increased $3.9 million, or 9.7%, for the three months ended March 28, 2025 as compared to the three months ended March 29, 2024, primarily due to timing of expenses.
Operating Income
Operating income increased $4.0 million, or 13.1%, for the three months ended March 28, 2025 as compared to the three months ended March 29, 2024. Operating income as a percentage of revenue was 3.4% for the three months ended March 28, 2025, compared to 3.0% for the three months ended March 29, 2024 primarily driven by changes in aggregate cumulative adjustments.
Aggregate cumulative catch-up adjustments increased operating income by $4.2 million and $0.5 million for the three months ended March 28, 2025 and March 29, 2024, respectively. The aggregate cumulative catch-up adjustments for the three months ended March 28, 2025 and March 29, 2024 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $2.2 million loss on extinguishment of debt for the three months ended March 28, 2025. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.

Interest Expense, Net
Interest expense, net for the three months ended March 28, 2025 and March 29, 2024 was as follows:

	Three Months Ended		Change
	March 28,	March 29,
(In thousands, except for percentages)	2025	2024	$	%
Interest income	$237	$290	$(53)	(18.3)%
Interest expense	(19,956)	(27,864)	7,908	(28.4)%
Interest expense, net	$(19,719)	$(27,574)	$7,855	(28.5)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $7.9 million for the three months ended March 28, 2025 compared to the three months ended March 29, 2024 primarily due to a decrease in our debt balance and reduced interest rates resulting from the January 2, 2025 Amendment to the First Lien Credit Agreement. For further discussion of the Amendment see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.
Other Expense, Net
During the three months ended March 28, 2025, we incurred purchase discount fees and other expenses of $2.5 million, related to the sale of accounts receivable through the MARPA Facility. For a discussion of the MARPA Facility, see Note 12, Sale of Receivables, in the Notes to Condensed Consolidated Financial Statements.
Income Tax Expense (Benefit)
We recorded income tax expense of $2.0 million and income tax benefits which were not material for the three months ended March 28, 2025 and March 29, 2024, respectively. Our effective income tax rates for the three months ended March 28, 2025 and March 29, 2024, were 19.5% and (1.8)%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income, and income tax credits.
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
Our major source of funding for 2025 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, credit facilities, and access to capital markets. When necessary, the 2023 Revolver and MARPA Facility are available to satisfy short-term working capital requirements.
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
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche as in effect immediately prior to the amendment (the Existing Term Loans). See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
As of March 28, 2025, the carrying value of the First Lien Credit Agreement was $899.8 million, excluding deferred discount and unamortized deferred financing costs of $27.7 million. The estimated fair value of the First Lien Credit Agreement as of March 28, 2025 was $887.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).

As of March 28, 2025, there were no outstanding borrowings and $22.3 million of outstanding letters of credit under the 2023 Revolver. Availability under the 2023 Revolver was $477.7 million as of March 28, 2025. Unamortized deferred financing costs related to the 2023 Revolver of $2.9 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 28, 2025, the fair value of the 2023 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of March 28, 2025, the carrying value of the 2023 Term Loan was $239.1 million, excluding unamortized deferred financing costs of $1.5 million. The estimated fair value of the 2023 Term Loan as of March 28, 2025 was $235.8 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The cash presented on the Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $35.8 million of our $169.1 million in cash, cash equivalents and restricted cash as of March 28, 2025 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 58 and 57 days as of March 28, 2025 and December 31, 2024, respectively.
The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

	Three Months Ended
	March 28,	March 29,
(in thousands)	2025	2024
Operating activities	$(95,464)	$(57,226)
Investing activities	(2,609)	(24,709)
Financing activities	(3,799)	46,461
Foreign exchange[1]	2,613	(1,519)
Net change in cash, cash equivalents and restricted cash	$(99,259)	$(36,993)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the three months ended March 28, 2025 consisted of net cash outflows in working capital accounts of $159.6 million and net cash outflows in other long-term assets and liabilities of $3.5 million, partially offset by cash inflows from non-cash net income items of $31.4 million, cash inflows from the sale of receivables through the MARPA Facility of $28.2 million, and net income of $8.1 million.
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
Net cash used in investing activities for the three months ended March 28, 2025 consisted of $2.6 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the three months ended March 29, 2024 consisted of $16.9 million for the acquisition of businesses and $7.8 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities during the three months ended March 28, 2025 consisted of revolver repayments of $141.0 million, payments for employee withholding taxes on stock-based compensation of $2.7 million, and payments for debt issuance costs of $1.2 million, partially offset by proceeds from the revolver of $141.0 million.

Net cash provided by financing activities during the three months ended March 29, 2024 consisted of proceeds from the revolver of $375.3 million, partially offset by revolver repayments of $319.3 million, payments for employee withholding taxes on stock-based compensation of $5.7 million, and repayments of long-term debt of $3.8 million.
Capital Resources
As of March 28, 2025, we held cash, cash equivalents and restricted cash of $169.1 million, which included $35.8 million held by foreign subsidiaries, and had $477.7 million of available borrowing capacity under the 2023 Revolver. We believe that our cash, cash equivalents and restricted cash as of March 28, 2025, as supplemented by cash flows from operations, the 2023 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of March 28, 2025, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Leases	$48,912	$9,938	$21,422	$11,548	$6,004
Principal payments on First Lien Credit Agreement¹	899,770	8,997	17,996	17,996	854,781
Principal payments on 2023 Credit Agreement¹	239,063	10,938	25,000	203,125	—
Interest on First Lien and 2023 Credit Agreements	383,292	78,782	150,576	115,189	38,745
Total	$1,571,037	$108,655	$214,994	$347,858	$899,530
¹ Includes unused funds fee and is based on the March 28, 2025 interest rate and outstanding balance.
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
We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment, intangible assets and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments, and include areas where different estimates reasonably could materially impact the financial statements. There have been no material changes in the critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

The forward-looking statements included or incorporated by reference in this report are subject to additional risks and uncertainties further identified and discussed in Part I, "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and updated, as necessary, on subsequent quarterly reports on Form 10-Q and are based on information available to us on the filing date of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us.
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets, including potential changes from the U.S. president and administration; government regulations and compliance therewith, including changes to the DoD procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities and tariffs; our subcontractors' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce and unions; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems, including enterprise resource planning and business systems, post-merger; changes in GAAP; and other factors described in Part I, "Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at March 28, 2025.
Interest Rate Risk
Each one percentage point change associated with the variable rate First Lien Credit Agreement would result in a $7.1 million change in the related annual cash interest expenses.
Assuming the 2023 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.
As of March 28, 2025, the notional value of the Company's interest rate swap agreements totaled $439.1 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience volatility related to movements in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2025, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting in Vertex Aerospace Services Holding Corp (Vertex) which we acquired on July 5, 2022. Notwithstanding the identified material weaknesses discussed in Part II, "Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has concluded the Company’s consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
Remediation Efforts to Address the Material Weakness
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that there were two material weaknesses in our internal control over financial reporting related to two of the subsidiaries within Vertex. In response to the material weaknesses identified, management developed a remediation plan to address the underlying causes of the material weaknesses, which was subject to senior management review and oversight of the Audit Committee of the Board of Directors.
The Company is implementing plans to address each of the material weaknesses as previously disclosed in Part II, "Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2024. Management has and will continue to enhance the risk assessment process and design of internal control over financial reporting at the two subsidiaries. This includes enhancement and revisions of the design of existing information technology general controls (ITGCs) over user access, change management and logical access. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2025.
The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee on a consistent basis. In addition, management has assigned executive owners to oversee the remedial changes to the overall design of the Company’s internal control environment and to address the root causes of our material weaknesses.
As management continues to evaluate and strive to improve the Company’s Internal Control over Financial Reporting (ICFR), management may take additional measures to address these material weaknesses or modify the previously disclosed remediation plans. Please see the risk factor “Integrating Vectrus and Vertex may be more difficult, costly or time-consuming than expected” in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.
Changes in Internal Control over Financial Reporting
Other than in connection with aspects of our remediation plan, there were no changes in the Company’s ICFR during the period ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit 2025 Award Agreement. *+
10.2	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2025 TSR Award Agreement. *+
10.3
Amendment No. 1 to Credit Agreement, dated as of March 31, 2025, by and among Vertex Aerospace Intermediate LLC, Vertex Aerospace Services LLC, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2025).

10.4
Amendment No. 5 to First Lien Credit Agreement, dated as of January 2, 2025, by and among Vertex Aerospace Services LLC, a Delaware limited liability company, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, the other Loan Parties thereto, the Additional Lender and Royal Bank of Canada as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 24, 2025).

10.5
Shreves Letter Agreement, dated September 29, 2017 between the Company and Kenneth W. Shreves (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 2, 2023). *

10.6	Separation Agreement and General Release of Claims, dated October 18, 2024, by and between Kevin T. Boyle and V2X, Inc. *+
10.7	Separation Agreement and General Release of Claims, dated January 3, 2025, by and between Josephine F. Bjornson and V2X, Inc. *+
10.8	Smith Letter Agreement, dated November 11, 2014 between the Company and Michael J. Smith. *+
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
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
The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

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
Date: May 5, 2025