Form 10-Q
period 2025-06-27
V2X, Inc.
filed 2025-08-04
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
or
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
As of July 29, 2025, there were 31,709,821 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue	$1,078,330	$1,072,183	$2,094,253	$2,082,747
Cost of revenue	982,597	998,348	1,920,417	1,938,638
Selling, general, and administrative expenses	42,793	46,409	86,598	86,352
Operating income	52,940	27,426	87,238	57,757
Loss on extinguishment of debt	(313)	(1,998)	(2,527)	(1,998)
Interest expense, net	(20,598)	(28,807)	(40,317)	(56,381)
Other expense, net	(2,579)	(4,735)	(4,874)	(6,368)
Income (loss) from operations before income taxes	29,450	(8,114)	39,520	(6,990)
Income tax expense (benefit)	7,059	(1,570)	9,022	(1,590)
Net income (loss)	$22,391	$(6,544)	$30,498	$(5,400)

Earnings (loss) per share
Basic	$0.71	$(0.21)	$0.96	$(0.17)
Diluted	$0.70	$(0.21)	$0.96	$(0.17)
Weighted average common shares outstanding - basic	31,693	31,470	31,643	31,411
Weighted average common shares outstanding - diluted	31,883	31,470	31,886	31,411
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$22,391	$(6,544)	$30,498	$(5,400)
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	(1,663)	541	(5,172)	5,462
Tax benefit (expense)	386	(2,320)	1,201	(1,302)
Net change in derivative instruments	(1,277)	(1,779)	(3,971)	4,160
Foreign currency translation adjustments, net of tax (expense) benefit of $(1,635), $1,612, $(2,959) and $1,024	5,404	161	9,780	(3,270)
Other comprehensive income (loss), net of tax	4,127	(1,618)	5,809	890
Total comprehensive income (loss)	$26,518	$(8,162)	$36,307	$(4,510)
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27,	December 31,
(In thousands, except per share data)	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$190,457	$268,321
Receivables	738,899	710,068
Prepaid expenses and other current assets	137,748	121,831
Total current assets	1,067,104	1,100,220
Property, plant, and equipment, net	61,455	62,001
Goodwill	1,656,926	1,656,926
Intangible assets, net	277,945	323,068
Right-of-use assets	33,791	37,774
Other non-current assets	48,351	48,854
Total non-current assets	2,078,468	2,128,623
Total Assets	$3,145,572	$3,228,843
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$434,716	$547,568
Compensation and other employee benefits	150,072	166,918
Short-term debt	14,935	20,003
Other accrued liabilities	286,820	261,735
Total current liabilities	886,543	996,224
Long-term debt, net	1,091,721	1,087,484
Deferred tax liabilities	17,999	20,983
Operating lease liabilities	29,951	33,811
Other non-current liabilities	53,615	64,189
Total non-current liabilities	1,193,286	1,206,467
Total liabilities	2,079,829	2,202,691
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,709,357 and 31,560,490 shares issued and outstanding as of June 27, 2025 and December 31, 2024, respectively	317	316
Additional paid in capital	773,002	769,719
Retained earnings	296,033	265,535
Accumulated other comprehensive loss	(3,609)	(9,418)
Total shareholders' equity	1,065,743	1,026,152
Total Liabilities and Shareholders' Equity	$3,145,572	$3,228,843
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 27,	June 28,
(In thousands)	2025	2024
Operating activities
Net income (loss)	$30,498	$(5,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	8,175	11,870
Amortization of intangible assets	45,125	45,525
Amortization of cloud computing arrangements	2,453	886
Impairment of non-operating long-lived asset	—	2,192
Loss on disposal of property, plant, and equipment	325	269
Stock-based compensation	6,181	11,794
Deferred taxes	(4,807)	(1,207)
Amortization of debt issuance costs	3,032	4,163
Loss on extinguishment of debt	2,527	1,998
Changes in assets and liabilities:
Receivables	(24,216)	(51,693)
Other assets	(13,894)	(56,734)
Accounts payable	(116,931)	(9,505)
Compensation and other employee benefits	(17,322)	8,480
Other liabilities	11,923	5,811
Net cash used in operating activities	(66,931)	(31,551)
Investing activities
Purchases of capital assets	(5,180)	(8,511)
Proceeds from the disposition of assets	90	11
Acquisitions of businesses	—	(16,939)
Net cash used in investing activities	(5,090)	(25,439)
Financing activities
Repayments of long-term debt	(3,812)	(7,669)
Proceeds from revolver	319,000	648,750
Repayments of revolver	(319,000)	(602,750)
Proceeds from stock awards and stock options	77	149
Payment of debt issuance costs	(3,909)	(1,188)
Payments of employee withholding taxes on stock-based compensation	(2,974)	(5,767)
Net cash (used in) provided by financing activities	(10,618)	31,525
Exchange rate effect on cash	4,775	(2,416)
Net change in cash, cash equivalents and restricted cash	(77,864)	(27,881)
Cash, cash equivalents and restricted cash - beginning of period	268,321	72,651
Cash, cash equivalents and restricted cash - end of period	$190,457	$44,770

Supplemental disclosure of cash flow information:
Interest paid	$32,956	$55,374
Income taxes paid	$5,164	$7,946
Purchase of capital assets on account	$2,125	$520
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	1,144	—	1,144
Foreign currency translation adjustments	—	—	—	—	(3,431)	(3,431)
Unrealized gain on cash flow hedge	—	—	—	—	5,939	5,939
Employee stock awards and stock options	261	3	—	—	—	3
Taxes withheld on stock compensation awards	—	—	(5,702)	—	—	(5,702)
Stock-based compensation	—	—	4,983	—	—	4,983
Balance at March 29, 2024	31,453	$315	$761,605	$231,995	$(179)	$993,736
Net loss	—	—	—	(6,544)	—	(6,544)
Foreign currency translation adjustments	—	—	—	—	161	161
Unrealized loss on cash flow hedge	—	—	—	—	(1,779)	(1,779)
Employee stock awards and stock options	27	—	146	—	—	146
Taxes withheld on stock compensation awards	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	6,296	—	—	6,296
Balance at June 28, 2024	31,480	$315	$767,982	$225,451	$(1,797)	$991,951

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2024	31,560	$316	$769,719	$265,535	$(9,418)	$1,026,152
Net income	—	—	—	8,107	—	8,107
Foreign currency translation adjustments	—	—	—	—	4,376	4,376
Unrealized loss on cash flow hedge	—	—	—	—	(2,694)	(2,694)
Employee stock awards and stock options	124	1	76	—	—	77
Taxes withheld on stock compensation awards	—	—	(2,653)	—	—	(2,653)
Stock-based compensation	—	—	2,452	—	—	2,452
Balance at March 28, 2025	31,684	$317	$769,594	$273,642	$(7,736)	$1,035,817
Net income	—	—	—	22,391	—	22,391
Foreign currency translation adjustments	—	—	—	—	5,404	5,404
Unrealized loss on cash flow hedge	—	—	—	—	(1,277)	(1,277)
Employee stock awards and stock options	25	—	—	—	—	—
Taxes withheld on restricted stock unit compensation awards	—	—	(321)	—	—	(321)
Stock-based compensation	—	—	3,729	—	—	3,729
Balance at June 27, 2025	31,709	$317	$773,002	$296,033	$(3,609)	$1,065,743
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
V2X, Inc., an Indiana Corporation formed in February 2014, is a leading provider of critical mission solutions primarily to defense clients globally. The Company operates as one segment and offers a broad suite of capabilities including multi-domain high impact readiness, integrated supply chain management, mission solutions, and platform renewal and modernization to national security, defense, civilian and international customers.
Unless the context otherwise requires or unless stated otherwise, references in these notes to "V2X," "we," "us," "our," "the Company" and "our Company" refer to V2X, Inc. and all of its consolidated subsidiaries, taken together as a whole.
Equity Investments
In 2011, the Company entered into a joint venture agreement with APTIM Federal Services LLC (formerly Shaw Environmental & Infrastructure, Inc.). Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, the Company entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, the Company entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company. Pursuant to the joint venture agreement, ServCore Resources and Services Solutions, LLC (ServCore) was established to operate and manage labor and life support services outside of the continental United States at designated locations serviced by V2X and others around the world. In February 2022, the Company and Permagreen Grønland formed Inuksuk A/S (Inuksuk), a corporation in Greenland, to bid for certain contracts in Greenland.
The Company accounts for its investments in HDSS, J&J, ServCore and Inuksuk under the equity method and has the ability to exercise significant influence over, but does not hold a controlling interest in, these entities. The Company's proportionate 25%, 50%, 40% and 49% shares, respectively, of income or losses from HDSS, J&J, ServCore and Inuksuk are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss). These investments are recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of June 27, 2025 and December 31, 2024, the Company's combined investment balance was $8.5 million and $8.6 million, respectively. The Company's proportionate share of income from equity method investments was $2.1 million and $2.9 million for the three and six months ended June 27, 2025, respectively, and $4.4 million and $7.0 million for the three and six months ended June 28, 2024, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (June 27, 2025 for the second quarter of 2025 and June 28, 2024 for the second quarter of 2024), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Restricted Cash
As of June 27, 2025, the Company had total cash, cash equivalents, and restricted cash of $190.5 million which included $3.0 million of restricted cash. The Company's restricted cash was $3.1 million as of December 31, 2024.

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
As of June 27, 2025 and December 31, 2024, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $26.8 million and $29.2 million, respectively, included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheet.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	As of
	June 27,	December 31,
(In thousands)	2025	2024
Inventory, net	$50,214	$50,894
Prepaid expenses	47,169	43,338
Prepaid taxes	9,598	8,236
Other	30,767	19,363
Total	$137,748	$121,831
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
NOTE 3
REVENUE
Remaining Performance Obligations
Remaining performance obligations represent firm orders by the customer and exclude potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims (COFC) for which a stop work order has been received by the Company. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

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
Remaining performance obligations are presented in the following table:

	As of
	June 27,	December 31,
(In millions)	2025	2024
Performance Obligations	$3,901	$3,483
As of June 27, 2025, the Company expects to recognize approximately 48% of the remaining performance obligations as revenue in 2025 and the majority of the remainder of the balance as revenue in 2026 and 2027.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended June 27, 2025 and June 28, 2024 increased operating income by $1.4 million and $0.7 million, respectively. Cumulative adjustments for the six months ended June 27, 2025 and June 28, 2024 increased operating income by $5.6 million and $1.2 million, respectively.
For the three and six months ended June 27, 2025, the net adjustments to operating income increased revenue by $4.9 million and $19.7 million, respectively. For the three and six months ended June 28, 2024, the net adjustments to operating income increased revenue by $6.0 million and $9.4 million, respectively.
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

Revenue by contract type is as follows:

	Three Months Ended			Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
(In thousands)	2025	2024	Change	2025	2024	Change
Cost-plus and cost-reimbursable	$647,582	$615,837	5.2%	$1,270,653	$1,200,659	5.8%
Firm-fixed-price	405,091	429,182	(5.6)%	769,177	826,433	(6.9)%
Time-and-materials	25,657	27,164	(5.5)%	54,423	55,655	(2.2)%
Total revenue	$1,078,330	$1,072,183		$2,094,253	$2,082,747
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
(In thousands)	2025	2024	Change	2025	2024	Change
United States	$632,357	$578,881	9.2%	$1,209,815	$1,123,608	7.7%
Middle East	320,317	361,064	(11.3)%	638,662	704,361	(9.3)%
Asia	76,793	84,663	(9.3)%	152,771	153,464	(0.5)%
Europe	48,863	47,575	2.7%	93,005	101,314	(8.2)%
Total revenue	$1,078,330	$1,072,183		$2,094,253	$2,082,747
Revenue by contract relationship is as follows:

	Three Months Ended			Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
(In thousands)	2025	2024	Change	2025	2024	Change
Prime contractor	$1,008,340	$1,006,121	0.2%	$1,972,086	$1,951,276	1.1%
Subcontractor	69,990	66,062	5.9%	122,167	131,471	(7.1)%
Total revenue	$1,078,330	$1,072,183		$2,094,253	$2,082,747
Revenue by customer is as follows:

	Three Months Ended			Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
(In thousands)	2025	2024	Change	2025	2024	Change
Army	$457,443	$456,690	0.2%	$899,579	$890,120	1.1%
Navy	354,282	349,824	1.3%	700,394	671,208	4.3%
Air Force	107,822	127,467	(15.4)%	206,948	246,036	(15.9)%
Other	158,783	138,202	14.9%	287,332	275,383	4.3%
Total revenue	$1,078,330	$1,072,183		$2,094,253	$2,082,747
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

As of January 1, 2024, the Company had contract assets of $561.9 million. As of June 27, 2025 and December 31, 2024, the Company had contract assets of $587.5 million and $620.5 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of January 1, 2024, the Company had contract liabilities of $109.6 million. As of June 27, 2025 and December 31, 2024, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $98.2 million and $98.7 million, respectively.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	As of
	June 27,	December 31,
(In thousands)	2025	2024
Billed receivables	$138,746	$77,982
Unbilled receivables (contract assets)	587,544	620,536
Other	12,609	11,550
Total receivables	$738,899	$710,068
As of June 27, 2025 and December 31, 2024, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the June 27, 2025 contract assets during 2025. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche as in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $848.0 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.2 million in the Condensed Consolidated Statement of Income (Loss) for the six months ended June 27, 2025.
On May 30, 2024, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans to replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche, resulting in a loss on extinguishment of debt of $2.0 million in the Condensed Consolidated Statement of Income (Loss) for the three and six months ended June 28, 2024.
V2X LLC (formerly known as Vertex Aerospace Services LLC) (V2X Borrower) obligations under the First Lien Credit Agreement are guaranteed by V2X Intermediate LLC (formerly known as Vertex Aerospace Intermediate LLC) and V2X Borrower’s wholly-owned domestic subsidiaries (collectively, the Guarantors), subject to customary exceptions and limitations. The V2X Borrower’s obligations under the First Lien Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority lien on substantially all the V2X Borrower’s and the Guarantors’ assets which exists on a pari passu basis with the lien held by the 2023 Credit Agreement lenders.

The borrowings under the First Lien Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.25% per annum, or SOFR, plus a margin of 2.25% per annum. As of June 27, 2025, the effective interest rate for the First Lien Credit Agreement was 7.11%.
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
As of June 27, 2025, the carrying value of the First Lien Credit Agreement was $897.5 million, excluding deferred discount and unamortized deferred financing costs of $26.4 million. The estimated fair value of the First Lien Credit Agreement as of June 27, 2025 was $894.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
2023 Credit Agreement
The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the V2X Borrower’s assets and consists of (a) a $500.0 million five-year revolving credit facility (2023 Revolver) (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million term loan (the 2023 Term Loan).
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replace or refinance in full all the existing term loans outstanding under the 2023 Credit Agreement as in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replace or refinance in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement as in effect immediately prior to the amendment. The 2025 Term Loans amortize at approximately $1.5 million per quarter for the fiscal quarters ending June 30, 2025 through March 31, 2027, increasing to $3.0 million per quarter for the fiscal quarters ending June 30, 2027 through December 31, 2029, with the balance of $193.0 million due on March 31, 2030. The amendment to the 2023 Credit Agreement resulted in a loss on extinguishment of debt of $0.3 million in the Condensed Consolidated Statement of Income (Loss) for the three and six months ended June 27, 2025.
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 0.50% to 1.50% per annum, or SOFR, plus a margin of 1.50% to 2.50% per annum, in each case, depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries. As of June 27, 2025, the effective interest rate for the 2025 Term Loans was 6.49%.
Unutilized commitments under the 2025 Revolver are subject to a per annum fee ranging from 0.25% to 0.50% depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries.
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

The 2023 Credit Agreement contains financial covenants requiring (a) the consolidated total net leverage ratio not to exceed 5.00 to 1.00 for the reporting periods ending on or after June 30, 2023, and on or prior to June 30, 2024, with a step down to 4.75 to 1.00 for periods ending on or after July 1, 2024, and on or prior to December 31, 2025, with further step downs thereafter, and (b) the consolidated interest coverage ratio be at least 2.00 to 1.00 commencing with the reporting period ended on June 30, 2023.
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
As of June 27, 2025, there were no outstanding borrowings and $23.8 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $476.2 million as of June 27, 2025. Unamortized deferred financing costs related to the 2025 Revolver of $4.5 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 27, 2025, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of June 27, 2025, the carrying value of the 2025 Term Loans was $237.5 million, excluding unamortized deferred financing costs of $1.9 million. The estimated fair value of the 2025 Term Loans as of June 27, 2025 was $236.6 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of June 27, 2025 are as follows:

(In thousands)	Payments due
2025 (remainder of the year)	$11,201
2026	14,935
2027	19,388
2028	20,873
2029	20,873
After 2029	1,047,750
Total	$1,135,020
As of June 27, 2025, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into $450.0 million of interest rate swap contracts as of June 27, 2025. As of June 27, 2025 and December 31, 2024, these contracts had notional values of $437.5 million and $439.1 million, respectively. These contracts are designated and qualify as effective cash flow hedges.

The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		As of
		June 27,	December 31,
(In thousands)	Balance sheet caption	2025	2024
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$918	$1,918
Interest rate swap designated as cash flow hedge	Other non-current assets	$—	$1,938
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$2,233	$—
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$(1,316)	$3,856
The Company regularly assesses the creditworthiness of the counterparty. As of June 27, 2025, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $0.8 million and $1.5 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income (Loss) during the three and six months ended June 27, 2025, respectively. Net interest rate derivative gains of $1.4 million and $2.9 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income (Loss) during the three and six months ended June 28, 2024, respectively. The Company expects $0.8 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of June 27, 2025 to be recognized in earnings within the next 12 months.
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
The Company estimated and accrued $12.1 million and $13.1 million as of June 27, 2025 and December 31, 2024, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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
NOTE 8
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan, the 2014 Omnibus Incentive Plan, as amended and restated effective as of May 8, 2025 (the 2014 Omnibus Plan), to govern awards granted to V2X employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), performance share units (PSUs) and other awards. The Company accounts for NQOs, stock-settled RSUs and PSUs as equity-based compensation awards.
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2025	2024	2025	2024
Compensation costs for equity-based awards	$3,729	$6,296	$6,181	$11,279
Compensation costs for other awards	—	349	—	515
Total compensation costs, pre-tax	$3,729	$6,645	$6,181	$11,794
Future tax benefit	$888	$1,585	$1,471	$2,813
As of June 27, 2025, total unrecognized compensation costs related to equity-based awards were $24.0 million, which are expected to be recognized ratably over a weighted average period of 1.47 years.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the six months ended June 27, 2025:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2025	34	$22.43	436	$43.11	258	$43.98
Granted	—	$—	246	$48.74	140	$53.59
Exercised	(2)	$32.04	—	$—	—	$—
Vested	—	$—	(210)	$41.88	—	$—
Forfeited or expired	—	$—	(34)	$45.31	(11)	$27.42
Outstanding at June 27, 2025	32	$21.73	438	$46.69	387	$45.41

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
As of June 27, 2025, there was $14.7 million of unrecognized RSU related compensation expense.
Performance Share Units
During the six months ended June 27, 2025, the Company granted performance-based awards that include two performance components, including TSR performance and Adjusted Earnings Per Share performance. The performance-based awards will vest and the stock will be issued at the end of a three-year period assuming and based on i) the attainment of total shareholder return performance measures relative to certain Aerospace and Defense companies in the S&P 1500 Index, ii) Company performance against an annual adjusted EPS target established each year and iii) the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. A Monte Carlo valuation model was used to determine the fair value of the awards by simulating 50,000 potential TSR outcomes for the Company and a group of peer companies over the performance periods, and determined the amount of the payout that would occur in each simulation. The fair value is based on the average of the results.
As of June 27, 2025, there was $9.3 million of unrecognized PSU related compensation expense.
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
For the three months ended June 27, 2025 and June 28, 2024, the Company recorded income tax expense of $7.1 million and income tax benefits of $1.6 million, respectively, representing effective income tax rates of 24.0% and 19.3%, respectively. For the six months ended June 27, 2025 and June 28, 2024, the Company recorded income tax expense of $9.0 million and income tax benefits of $1.6 million, respectively, representing effective income tax rates of 22.8% and 22.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income and income tax credits.
Uncertain Tax Positions
As of both June 27, 2025 and December 31, 2024, unrecognized tax benefits from uncertain tax positions were $3.6 million.
Other
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research expensing and increases the business interest expense limitation. While the Company is currently evaluating the impact of the OBBBA on its financial position, based on the enacted law, the Company expects to accelerate certain deductions post-enactment in 2025 and later years to minimize cash tax payments.

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

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$22,391	$(6,544)	$30,498	$(5,400)

Weighted average common shares outstanding	31,693	31,470	31,643	31,411
Add: Dilutive impact of stock options	18	—	18	—
Add: Dilutive impact of restricted stock units	172	—	225	—
Diluted weighted average common shares outstanding	31,883	31,470	31,886	31,411

Earnings (loss) per share
Basic	$0.71	$(0.21)	$0.96	$(0.17)
Diluted	$0.70	$(0.21)	$0.96	$(0.17)
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2025	2024	2025	2024
Anti-dilutive restricted stock units and performance share units	104	11	45	58
Total	104	11	45	58
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors non-qualified deferred compensation plans, under which participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of plan investments and obligations are recorded in selling, general, and administrative expenses. The plan assets and liabilities were $5.3 million and $5.2 million as of June 27, 2025 and December 31, 2024, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $4.9 million and $8.9 million for the three and six months ended June 27, 2025, respectively, and $4.4 million and $9.4 million for the three and six months ended June 28, 2024, respectively.
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

	As of and for the
	Six Months Ended
	June 27,	June 28,
(In thousands)	2025	2024
Beginning balance:	$218,897	$72,715
Sale of receivables	1,708,624	1,376,696
Cash collections	(1,699,604)	(1,254,816)
Outstanding balance sold to MUFG[1]	227,917	194,595
Cash collected, not remitted to MUFG[2]	(77,963)	(46,854)
Remaining sold receivables	$149,954	$147,741
[1] For the six months ended June 27, 2025, the Company recorded a net cash inflow from sale of receivables of $9.0 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of June 27, 2025. This balance is included in other accrued liabilities as of the balance sheet date.
During both the three months ended June 27, 2025 and June 28, 2024, the Company incurred purchase discount fees, net of servicing fees, of $2.6 million, which are presented in other expense, net on the Condensed Consolidated Statements of Income (Loss). During six months ended June 27, 2025 and June 28, 2024, the Company incurred purchase discount fees, net of servicing fees, of $5.1 million and $4.2 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income (Loss) and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of June 27, 2025. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
NOTE 13
SEGMENT INFORMATION
The Company operates as a single reportable segment. V2X performs services worldwide, with the substantial majority of revenue derived from the U.S. government. The chief operating decision maker (CODM) for the Company is the President and Chief Executive Officer. The CODM uses consolidated profit metrics, including net income and operating income, as reported on the Condensed Consolidated Statements of Income (Loss), to allocate resources and assess financial performance.
Our CODM reviews significant expenses as reported in the Condensed Consolidated Statements of Income (Loss) in addition to depreciation and amortization information, which is summarized below for the three and six months ended June 27, 2025 and June 28, 2024:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2025	2024	2025	2024
Depreciation and amortization	$27,715	$29,428	$55,753	$58,281
The CODM also reviews consolidated capital expenditures as reported as purchases of capital assets in the Consolidated Statements of Cash Flows.

NOTE 14
SUBSEQUENT EVENTS
The United States Air Force (USAF) awarded V2X the T-6 Contractor Operated and Maintained Base Supply (COMBS) IV contract valued at $4.3 billion. The period of performance is August 1, 2025 through July 31, 2034 in support of USAF, United States Navy, and United States Army T-6A/B/D Texan II Aircraft. The current funding obligated to the contract is $5.3 million.
The services V2X will provide under the T-6 COMBS contract include a full spectrum of Supply Chain Management services to support safe, flyable aircraft to meet users’ daily flight schedule and depot requirements consistent with U.S Department of Defense (DoD) and commercial sector best practices in procuring, producing, and delivering products and services to customers. T-6 operating locations include Columbus Air Force Base (AFB), MS, Laughlin AFB, TX, Randolph AFB, TX, Sheppard AFB, TX, and Vance AFB, OK.

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
Our primary customer is the DoD. For both the six months ended June 27, 2025 and June 28, 2024, the Company had total revenue of $2.1 billion, the substantial majority of which was derived from U.S. government customers. For both the six months ended June 27, 2025 and June 28, 2024, we generated approximately 43% of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $6.1 million, or 0.6%, for the three months ended June 27, 2025 as compared to the three months ended June 28, 2024. Revenue increased primarily due to the conclusion of a non-recurring contractual commitment. Revenue from our programs in the U.S. and Europe increased by $53.4 million and $1.3 million, respectively, partially offset by a decrease in revenue from our programs in the Middle East and Asia of $40.7 million and $7.9 million, respectively, during the three months ended June 27, 2025 as compared to the three months ended June 28, 2024.
Operating income for the three and six months ended June 27, 2025 was $52.9 million and $87.2 million, respectively, an increase of $25.5 million and $29.5 million, or 93.0% and 51.0%, respectively, compared to the three and six months ended June 28, 2024. Operating income increased primarily due to the conclusion of a non-recurring contractual commitment, decreased Selling, General, & Administrative (SG&A) expenses, changes in aggregate cumulative adjustments and favorable contract mix.
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
Further details related to consolidated financial results for the three and six months ended June 27, 2025, compared to the three and six months ended June 28, 2024, are contained in the "Discussion of Financial Results" section.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Six Months Ended
	June 27,	June 28,
Contract Name	2025	2024
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	10.9%	10.5%

Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2026. On April 17, 2025, the U.S. Department of the Army announced that it will extend the current period of performance for the various task orders under the LOGCAP V, including the Kuwait Task Order, which is scheduled to extend through June 2030. The Kuwait Task Order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $229.1 million and $218.5 million of revenue for the six months ended June 27, 2025 and June 28, 2024, respectively.
Backlog
Backlog represents revenue we expect to recognize in the future as work is performed for remaining performance obligations for our contracts. Backlog includes funded amounts (funding is contractually authorized and appropriated by the customer) and unfunded amounts (amounts not currently contractually obligated by the customer). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the GAO or in the COFC for which a stop work order has been received by the Company. Actual backlog values may vary due to the level of order activity related to programs, the timing of government funding authorizations or de-obligations of funding. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
The following is a summary of funded and unfunded backlog:

	June 27,	December 31,
(In millions)	2025	2024
Funded backlog	$2,344	$2,251
Unfunded backlog	8,992	10,251
Total backlog	$11,336	$12,502
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $2.2 billion during the six months ended June 27, 2025, which was an increase of $0.1 billion compared to the six months ended June 28, 2024.
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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act 2025 to continue funding the government through FY 2025. The FY 2025 Continuing Resolution (CR) is generally similar to the FY 2024 funding levels but includes a $6 billion increase in defense spending and certain reductions in non-defense spending compared to FY 2024. The DoD FY 2025 base budget equals approximately $831 billion with the spending increase. Additionally, the FY 2025 CR provides the DoD with the flexibility to allocate funding, including authority to start new programs, assuming certain requirements are met. However, government operations under the FY 2025 CR could have potential impacts on the timing and award of new programs and contracts.

The Administration recently submitted the FY 2026 budget request to Congress, kicking off the defense authorization and appropriations legislative process. The DoD FY 2026 budget request is approximately $962 billion, including both discretionary appropriations and mandatory funding contained in the One Big Beautiful Bill Act (OBBBA). The OBBBA was signed into law by the President on July 4th, 2025, and allocates approximately $150 billion in appropriations to support defense and national security priorities. Of the $150 billion in OBBBA appropriations, approximately $113 billion is mandatory funding aligned to the FY 2026 DoD budget. Congress will need to approve or revise the FY 2026 budget request through enactment of appropriations and other legislation, which would require final approval from the President to become law. See Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion relating to the OBBBA.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, Congress, the debt ceiling, the global security environment, inflationary pressures, and other macroeconomic conditions. The result may shift funding priorities, which could have material impacts on our programs and defense spending broadly. Additionally, the Administration continues to assess government-wide procurement, staffing, and support activities, including the evaluation of mission priorities, acquisition methods, contract performance, and other factors, which could result in potential actions. Those actions remain uncertain and could result in impacts to our current and future financial performance and business prospects.
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
However, business conditions have become more challenging and uncertain due to macroeconomic and geopolitical conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities could create additional demand for our products and services; however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Further, given the current level of inflation and geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts and its financial results, and actively evaluating opportunities for cost reductions and deleveraging. The Company’s earnings and profitability may vary materially depending on the total mix of contracts. To date, the Company has not experienced broad-based increases from inflation or geopolitical hostilities, including as a result of tariffs, in the costs of its fixed-price and time and materials contracts that are material to the business. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
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
Secondary Public Offering
On May 15, 2025, we entered into an underwriting agreement (the Underwriting Agreement), by and among the Company, Vertex Aerospace Holdco LLC (the Selling Shareholder) and RBC Capital Markets, LLC, as underwriter (the Underwriter), relating to the public offering (the Offering) of 2,000,000 shares of common stock by the Selling Shareholder and up to 300,000 additional shares of common stock at the Underwriter’s option at any time on or before the 30th day after the date of the prospectus supplement dated May 15, 2025 (the Option). The Offering closed on May 19, 2025. The Selling Shareholder elected not to exercise the Option. The Company did not sell any securities in the Offering and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder.
During the three months ended June 27, 2025, we incurred costs of $0.2 million in connection with the Offering. These costs are included within selling, general, and administrative expenses on our Condensed Consolidated Statement of Income (Loss).

DISCUSSION OF FINANCIAL RESULTS
Three months ended June 27, 2025, compared to three months ended June 28, 2024
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	June 27,	June 28,
(In thousands, except for percentages)	2025	2024	$	%
Revenue	$1,078,330	$1,072,183	$6,147	0.6%
Cost of revenue	982,597	998,348	(15,751)	(1.6)%
% of revenue	91.1%	93.1%
Selling, general, and administrative expenses	42,793	46,409	(3,616)	(7.8)%
% of revenue	4.0%	4.3%
Operating income	52,940	27,426	25,514	93.0%
Operating margin	4.9%	2.6%
Loss on extinguishment of debt	(313)	(1,998)	1,685	(84.3)%
Interest expense, net	(20,598)	(28,807)	8,209	(28.5)%
Other expense, net	(2,579)	(4,735)	2,156	(45.5)%
Income (loss) from operations before income taxes	29,450	(8,114)	37,564	(463.0)%
% of revenue	2.7%	(0.8)%
Income tax expense (benefit)	7,059	(1,570)	8,629	(549.6)%
Effective income tax rate	24.0%	19.3%
Net income (loss)	$22,391	$(6,544)	$28,935	(442.2)%
Revenue
Revenue increased $6.1 million, or 0.6%, for the three months ended June 27, 2025 as compared to the three months ended June 28, 2024 primarily due to the conclusion of a non-recurring contractual commitment. Revenue from our programs in the U.S. and Europe increased by $53.4 million and $1.3 million, respectively, partially offset by a decrease in revenue from our programs in the Middle East and Asia of $40.7 million and $7.9 million, respectively.
Cost of Revenue
Cost of revenue decreased $15.8 million, or 1.6%, for the three months ended June 27, 2025 as compared to the three months ended June 28, 2024, primarily driven by favorable contract mix.
Selling, General, & Administrative Expenses
SG&A expenses decreased $3.6 million, or 7.8%, for the three months ended June 27, 2025 as compared to the three months ended June 28, 2024, primarily due to lower integration-related costs and timing of expenses.
Operating Income
Operating income increased $25.5 million, or 93.0%, for the three months ended June 27, 2025 as compared to the three months ended June 28, 2024. Operating income as a percentage of revenue was 4.9% for the three months ended June 27, 2025, compared to 2.6% for the three months ended June 28, 2024, primarily driven by the conclusion of a non-recurring contractual commitment, decreased SG&A expenses and favorable contract mix.
Aggregate cumulative adjustments increased operating income by $1.4 million and $0.7 million for the three months ended June 27, 2025 and June 28, 2024, respectively. The aggregate cumulative adjustments for the three months ended June 27, 2025 and June 28, 2024 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $0.3 million loss on extinguishment of debt for the three months ended June 27, 2025 and a $2.0 million loss on extinguishment of debt for the three months ended June 28, 2024. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.

Six months ended June 27, 2025, compared to six months ended June 28, 2024
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
	June 27,	June 28,
(In thousands, except for percentages)	2025	2024	$	%
Revenue	$2,094,253	$2,082,747	$11,506	0.6%
Cost of revenue	1,920,417	1,938,638	(18,221)	(0.9)%
% of revenue	91.7%	93.1%
Selling, general, and administrative expenses	86,598	86,352	246	0.3%
% of revenue	4.1%	4.1%
Operating income	87,238	57,757	29,481	51.0%
Operating margin	4.2%	2.8%
Loss on extinguishment of debt	(2,527)	(1,998)	(529)	26.5%
Interest expense, net	(40,317)	(56,381)	16,064	(28.5)%
Other expense, net	(4,874)	(6,368)	1,494	(23.5)%
Income (loss) from operations before income taxes	39,520	(6,990)	46,510	(665.4)%
% of revenue	1.9%	(0.3)%
Income tax expense (benefit)	9,022	(1,590)	10,612	(667.4)%
Effective income tax rate	22.8%	22.7%
Net income (loss)	$30,498	$(5,400)	$35,898	(664.8)%
Revenue
Revenue increased $11.5 million, or 0.6%, for the six months ended June 27, 2025 as compared to the six months ended June 28, 2024 primarily due to the conclusion of a non-recurring contractual commitment. Revenue from programs located in the U.S. increased by $86.2 million, partially offset by a decrease in revenue from programs located in the Middle East, Europe and Asia of $65.7 million, $8.3 million and $0.7 million, respectively.
Cost of Revenue
Cost of revenue decreased $18.2 million, or 0.9%, for the six months ended June 27, 2025 as compared to the six months ended June 28, 2024, primarily driven by favorable contract mix.
Selling, General, & Administrative Expenses
SG&A expenses increased $0.2 million, or 0.3%, for the six months ended June 27, 2025 as compared to the six months ended June 28, 2024.
Operating Income
Operating income increased $29.5 million, or 51.0%, for the six months ended June 27, 2025 as compared to the six months ended June 28, 2024. Operating income as a percentage of revenue was 4.2% for the six months ended June 27, 2025, compared to 2.8% for the six months ended June 28, 2024. The increase in operating income was primarily driven by the conclusion of a non-recurring contractual commitment, changes in aggregate cumulative adjustments and favorable contract mix.
Aggregate cumulative adjustments increased operating income by $5.6 million and $1.2 million for the six months ended June 27, 2025 and June 28, 2024, respectively. The aggregate cumulative adjustments for the six months ended June 27, 2025 and June 28, 2024 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $2.5 million loss on extinguishment of debt for the six months ended June 27, 2025 and a $2.0 million loss on extinguishment of debt for the six months ended June 28, 2024. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.

Interest Expense, Net
Interest expense, net for the three and six months ended June 27, 2025 and June 28, 2024 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
	June 27,	June 28,			June 27,	June 28,
(In thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Interest income	$171	$298	$(127)	(43)%	$408	$589	$(181)	(31)%
Interest expense	(20,769)	(29,105)	8,336	(29)%	(40,725)	(56,970)	16,245	(29)%
Interest expense, net	$(20,598)	$(28,807)	$8,209	(28)%	$(40,317)	$(56,381)	$16,064	(28)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $16.1 million for the six months ended June 27, 2025 compared to the six months ended June 28, 2024 primarily due to a decrease in our debt balance and reduced interest rates resulting from both the January 2, 2025 amendment to the First Lien Credit Agreement and the March 31, 2025 amendment to the 2023 Credit Agreement. For further discussion of these amendments see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.
Other Expense, Net
During the three and six months ended June 27, 2025, we incurred purchase discount fees, net of servicing fees, of $2.6 million and $5.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility. During the three and six months ended June 28, 2024, we incurred purchase discount fees and other expenses of $2.6 million and $4.2 million, respectively, related to the sale of accounts receivable through the MARPA Facility.
In addition, during the three and six months ended June 28, 2024, we incurred a $2.2 million impairment charge on a non-operating, long-lived asset, primarily due to a decreased fair market value. During the three and six months ended June 27, 2025, there were no impairment charges on non-operating, long-lived assets.
Income Tax Expense (Benefit)
We recorded income tax expense of $7.1 million and income tax benefits of $1.6 million for the three months ended June 27, 2025 and June 28, 2024, respectively. Our effective income tax rates for the three months ended June 27, 2025 and June 28, 2024, were 24.0% and 19.3%, respectively. For the six months ended June 27, 2025 and June 28, 2024, the Company recorded income tax expense of $9.0 million and income tax benefits of $1.6 million, representing effective income tax rates of 22.8% and 22.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income, and income tax credits.
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
Our major source of funding for 2025 and beyond is expected to be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, credit facilities, and access to capital markets. When necessary, the 2025 Revolver and MARPA Facility are available to satisfy short-term working capital requirements.
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
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replace or refinance in full all the existing term loans outstanding under the 2023 Credit Agreement as in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replace or refinance in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement as in effect immediately prior to the amendment. See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
As of June 27, 2025, the carrying value of the First Lien Credit Agreement was $897.5 million, excluding deferred discount and unamortized deferred financing costs of $26.4 million. The estimated fair value of the First Lien Credit Agreement as of June 27, 2025 was $894.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of June 27, 2025, there were no outstanding borrowings and $23.8 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $476.2 million as of June 27, 2025. Unamortized deferred financing costs related to the 2025 Revolver of $4.5 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 27, 2025, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of June 27, 2025, the carrying value of the 2025 Term Loans was $237.5 million, excluding unamortized deferred financing costs of $1.9 million. The estimated fair value of the 2025 Term Loans as of June 27, 2025 was $236.6 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The cash presented on the Condensed Consolidated Balance Sheets consists of U.S. and international cash from wholly owned subsidiaries. Approximately $34.3 million of our $190.5 million in cash, cash equivalents and restricted cash as of June 27, 2025 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 60 and 57 days as of June 27, 2025 and December 31, 2024, respectively.
The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

	Six Months Ended
	June 27,	June 28,
(in thousands)	2025	2024
Operating activities	$(66,931)	$(31,551)
Investing activities	(5,090)	(25,439)
Financing activities	(10,618)	31,525
Foreign exchange[1]	4,775	(2,416)
Net change in cash, cash equivalents and restricted cash	$(77,864)	$(27,881)
[1] Impact on cash balances due to changes in foreign exchange rates.

Net cash used in operating activities for the six months ended June 27, 2025 consisted of net cash outflows in working capital accounts of $161.7 million and net cash outflows in other long-term assets and liabilities of $7.8 million, partially offset by cash inflows from non-cash net income items of $63.0 million, net income of $30.5 million and cash inflows from the sale of receivables through the MARPA Facility of $9.0 million.
Net cash used in operating activities for the six months ended June 28, 2024, primarily consisted of net cash outflows in working capital accounts of $198.9 million, net cash outflows in other long-term assets and liabilities of $26.6 million and net loss of $5.4 million, partially offset by cash inflows from the sale of receivables through the MARPA Facility of $121.9 million and cash inflows from non-cash net income items of $77.5 million.
Net cash used in investing activities for the six months ended June 27, 2025 consisted of $5.1 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the six months ended June 28, 2024 consisted of $16.9 million for the acquisition of businesses and $8.5 million of capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities during the six months ended June 27, 2025 consisted of revolver repayments of $319.0 million, payments for debt issuance costs of $3.9 million, repayments of long-term debt of $3.8 million and payments for employee withholding taxes on stock-based compensation of $3.0 million, partially offset by proceeds from the revolver of $319.0 million.
Net cash provided by financing activities during the six months ended June 28, 2024 consisted of proceeds from the revolver of $648.8 million, partially offset by revolver repayments of $602.8 million, payments for employee withholding taxes on stock-based compensation of $5.8 million, repayments of long-term debt of $7.7 million, and payments for debt issuance costs of $1.2 million.
Capital Resources
As of June 27, 2025, we held cash, cash equivalents and restricted cash of $190.5 million, which included $34.3 million held by foreign subsidiaries, and had $476.2 million of available borrowing capacity under the 2025 Revolver. We believe that our cash, cash equivalents and restricted cash as of June 27, 2025, as supplemented by operating cash flows, the 2025 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of June 27, 2025, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Leases	$44,668	$6,182	$20,815	$11,631	$6,040
Principal payments on First Lien Credit Agreement¹	897,520	8,998	17,995	17,995	852,532
Principal payments on 2023 Credit Agreement¹	237,500	5,937	17,813	213,750	—
Interest on First Lien and 2023 Credit Agreements	393,563	77,334	150,423	141,240	24,566
Total	$1,573,251	$98,451	$207,046	$384,616	$883,138
¹ Includes unused funds fee and is based on the June 27, 2025 interest rate and outstanding balance.
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
We believe that the assumptions and estimates associated with revenue recognition, goodwill impairment, intangible assets and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments and include areas where different estimates reasonably could materially impact the financial statements. There have been no material changes in the critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at June 27, 2025.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement would result in a $7.1 million change in the related annual cash interest expenses.
Assuming the 2025 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.

As of June 27, 2025, the notional value of the Company's interest rate swap agreements totaled $437.5 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2025, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting that originated in Vertex Aerospace Services Holding Corp (Vertex) which we acquired on July 5, 2022. Notwithstanding the identified material weaknesses discussed in Part II, "Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company's management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has concluded the Company's consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
Remediation Efforts to Address the Material Weaknesses
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that there were two material weaknesses in our internal control over financial reporting related to two of the subsidiaries within Vertex. In response to the material weaknesses identified, management developed a remediation plan to address the underlying causes of the material weaknesses, which was subject to senior management review and oversight of the Audit Committee of the Company's board of directors (the Board).
The Company is continuing with its implementation plans to address each of the material weaknesses as previously disclosed in Part II, "Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2024. Management has and is continuing to enhance the risk assessment process and design of internal control over financial reporting at the two subsidiaries. This includes enhancement and revisions of the design of existing information technology general controls (ITGCs) over change management and logical access. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2025.
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
Changes in Internal Control over Financial Reporting
Other than in connection with aspects of our remediation plan, there were no changes in the Company's ICFR during the period ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective May 12, 2025, the Board authorized and approved a share repurchase program for up to an aggregate of $100 million of the Company's common stock for a three-year term ending on May 12, 2028. During the three months ended June 27, 2025, there were no repurchases made under this repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On August 1, 2025, Kenneth W. Shreves was separated as Senior Vice President of Global Mission Support of V2X, effective immediately. In connection with Mr. Shreves’s departure, he will be entitled to receive separation benefits as set forth in the Company’s Senior Executive Severance Pay Plan, subject to his execution of a general release of claims. In addition, due to Mr. Shreves’s satisfaction of the age and service requirements for retirement, certain of his outstanding equity awards will be eligible for full vesting in accordance with their terms and subject to his compliance with non-competition and non-solicitation restrictive covenants.
The Company expects to enter into a separation agreement with Mr. Shreves that will document any applicable payments or benefits to be provided to him in respect to his separation, including all pre-existing contractual payments and benefits that he is entitled to receive in connection therewith. The Company will file any such agreement as an exhibit to an applicable subsequent public filing.
On May 27, 2025, Eric M. Pillmore, a member of the Board, entered into a 10b5-1 trading plan which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Pillmore's trading plan provides for the purchase of up to 7,000 shares of the Company's common stock. The plan is set to terminate on May 29, 2026, subject to early termination provisions in his plan.

ITEM 6. EXHIBITS

10.1
V2X, Inc. Third Amended and Restated 2014 Omnibus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2025 (File No. 001-36341))*

10.2	Form of V2X, Inc. Third Amendment and Restatement of the V2X, Inc. 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Non-employee Director)*+
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
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
The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

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
Date: August 4, 2025