Form 10-Q
period 2025-09-26
V2X, Inc.
filed 2025-11-03
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
or
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
As of October 28, 2025, there were 31,535,083 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue	$1,167,137	$1,081,656	$3,261,390	$3,164,403
Cost of revenue	1,072,632	990,220	2,993,049	2,928,858
Selling, general, and administrative expenses	38,836	41,549	125,434	127,901
Operating income	55,669	49,887	142,907	107,644
Loss on extinguishment of debt	—	—	(2,527)	(1,998)
Interest expense, net	(19,961)	(27,152)	(60,278)	(83,533)
Other expense, net	(2,962)	(3,198)	(7,836)	(9,566)
Income from operations before income taxes	32,746	19,537	72,266	12,547
Income tax expense	8,141	4,486	17,163	2,896
Net income	$24,605	$15,051	$55,103	$9,651

Earnings per share
Basic	$0.78	$0.48	$1.74	$0.31
Diluted	$0.77	$0.47	$1.73	$0.30
Weighted average common shares outstanding - basic	31,617	31,550	31,634	31,458
Weighted average common shares outstanding - diluted	31,856	31,973	31,881	31,921
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2025	2024	2025	2024
Net income	$24,605	$15,051	$55,103	$9,651
Other comprehensive (loss) income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	(413)	(10,247)	(5,585)	(4,785)
Tax benefit	96	2,523	1,297	1,220
Net change in derivative instruments	(317)	(7,724)	(4,288)	(3,565)
Foreign currency translation adjustments, net of tax benefit (expense) of $1,132, $(1,471), $(1,827) and $(447)	(3,740)	4,574	6,040	1,305
Other comprehensive (loss) income, net of tax	(4,057)	(3,150)	1,752	(2,260)
Total comprehensive income	$20,548	$11,901	$56,855	$7,391
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 26,	December 31,
(In thousands, except per share data)	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$182,318	$268,321
Receivables	773,287	710,068
Prepaid expenses and other current assets	143,022	124,081
Total current assets	1,098,627	1,102,470
Property, plant, and equipment, net	57,597	62,001
Goodwill	1,676,926	1,656,926
Intangible assets, net	262,825	323,068
Right-of-use assets	38,202	37,774
Other non-current assets	43,633	46,604
Total non-current assets	2,079,183	2,126,373
Total Assets	$3,177,810	$3,228,843
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$487,176	$547,568
Compensation and other employee benefits	156,858	166,918
Short-term debt	14,935	20,003
Other accrued liabilities	255,295	261,735
Total current liabilities	914,264	996,224
Long-term debt, net	1,089,307	1,087,484
Deferred tax liabilities	12,500	20,983
Operating lease liabilities	33,163	33,811
Other non-current liabilities	48,928	64,189
Total non-current liabilities	1,183,898	1,206,467
Total liabilities	2,098,162	2,202,691
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,731,719 shares issued and 31,531,719 shares outstanding as of September 26, 2025; 31,560,490 shares issued and outstanding as of December 31, 2024	317	316
Treasury stock, at cost - 200,000 and no shares as of September 26, 2025 and December 31, 2024, respectively	(10,056)	—
Additional paid in capital	776,415	769,719
Retained earnings	320,638	265,535
Accumulated other comprehensive loss	(7,666)	(9,418)
Total shareholders' equity	1,079,648	1,026,152
Total Liabilities and Shareholders' Equity	$3,177,810	$3,228,843
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 26,	September 27,
(In thousands)	2025	2024
Operating activities
Net income	$55,103	$9,651
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	12,468	16,442
Amortization of intangible assets	67,726	68,252
Amortization of cloud computing arrangements	3,676	2,073
Impairment of non-operating long-lived asset	—	2,192
Loss on disposal of property, plant, and equipment	826	1,170
Stock-based compensation	9,121	12,874
Deferred taxes	(9,077)	72
Amortization of debt issuance costs	4,588	5,717
Loss on extinguishment of debt	2,527	1,998
Changes in assets and liabilities:
Receivables	(58,473)	(25,614)
Other assets	(15,473)	(70,827)
Accounts payable	(63,230)	66,101
Compensation and other employee benefits	(10,583)	(42,417)
Other liabilities	(26,683)	(16,581)
Net cash (used in) provided by operating activities	(27,484)	31,103
Investing activities
Purchases of capital assets	(9,660)	(10,700)
Proceeds from the disposition of assets	2,285	14
Acquisitions of businesses	(27,500)	(16,939)
Net cash used in investing activities	(34,875)	(27,625)
Financing activities
Repayments of long-term debt	(7,546)	(7,669)
Proceeds from revolver	459,000	1,009,250
Repayments of revolver	(459,000)	(1,009,250)
Proceeds from stock awards and stock options	558	154
Purchase of treasury stock	(10,000)	—
Payment of debt issuance costs	(3,909)	(1,188)
Payments of employee withholding taxes on stock-based compensation	(2,982)	(8,036)
Net cash used in financing activities	(23,879)	(16,739)
Exchange rate effect on cash	235	467
Net change in cash, cash equivalents and restricted cash	(86,003)	(12,794)
Cash, cash equivalents and restricted cash - beginning of period	268,321	72,651
Cash, cash equivalents and restricted cash - end of period	$182,318	$59,857

Supplemental disclosure of cash flow information:
Interest paid	$52,587	$74,774
Income taxes paid	$6,435	$9,167
Purchase of capital assets on account	$768	$90
Purchase of treasury stock on account	$56	$—
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2023	31,192	$312	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	1,144	—	1,144
Foreign currency translation adjustments	—	—	—	—	(3,431)	(3,431)
Unrealized gain on cash flow hedge	—	—	—	—	5,939	5,939
Employee stock awards and stock options	261	3	—	—	—	3
Taxes withheld on stock compensation awards	—	—	(5,702)	—	—	(5,702)
Stock-based compensation	—	—	4,983	—	—	4,983
Balance at March 29, 2024	31,453	$315	$761,605	$231,995	$(179)	$993,736
Net loss	—	—	—	(6,544)	—	(6,544)
Foreign currency translation adjustments	—	—	—	—	161	161
Unrealized loss on cash flow hedge	—	—	—	—	(1,779)	(1,779)
Employee stock awards and stock options	27	—	146	—	—	146
Taxes withheld on stock compensation awards	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	6,296	—	—	6,296
Balance at June 28, 2024	31,480	$315	$767,982	$225,451	$(1,797)	$991,951
Net income	—	—	—	15,051	—	15,051
Foreign currency translation adjustments	—	—	—	—	4,574	4,574
Unrealized loss on cash flow hedge	—	—	—	—	(7,724)	(7,724)
Employee stock awards and stock options	77	1	4	—	—	5
Taxes withheld on stock compensation awards	—	—	(2,269)	—	—	(2,269)
Stock-based compensation	—	—	973	—	—	973
Balance at September 27, 2024	31,557	$316	$766,690	$240,502	$(4,947)	$1,002,561

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount	Shares	Amount		Retained Earnings
Balance at December 31, 2024	31,560	$316	—	$—	$769,719	$265,535	$(9,418)	$1,026,152
Net income	—	—	—	—	—	8,107	—	8,107
Foreign currency translation adjustments	—	—	—	—	—	—	4,376	4,376
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(2,694)	(2,694)
Employee stock awards and stock options	124	1	—	—	76	—	—	77
Taxes withheld on stock compensation awards	—	—	—	—	(2,653)	—	—	(2,653)
Stock-based compensation	—	—	—	—	2,452	—	—	2,452
Balance at March 28, 2025	31,684	$317	—	$—	$769,594	$273,642	$(7,736)	$1,035,817
Net income	—	—	—	—	—	22,391	—	22,391
Foreign currency translation adjustments	—	—	—	—	—	—	5,404	5,404
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(1,277)	(1,277)
Employee stock awards and stock options	25	—	—	—	—	—	—	—
Taxes withheld on restricted stock unit compensation awards	—	—	—	—	(321)	—	—	(321)
Stock-based compensation	—	—	—	—	3,729	—	—	3,729
Balance at June 27, 2025	31,709	$317	—	$—	$773,002	$296,033	$(3,609)	$1,065,743
Net Income	—	—	—	—	—	24,605	—	24,605
Foreign currency translation adjustments	—	—	—	—	—	—	(3,740)	(3,740)
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(317)	(317)
Employee stock awards and stock options	22	—	—	—	481	—	—	481
Taxes withheld on stock compensation awards	—	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	2,940	—	—	2,940
Treasury stock	—	—	(200)	(10,056)	—	—	—	(10,056)
Balance at September 26, 2025	31,731	$317	(200)	$(10,056)	$776,415	$320,638	$(7,666)	$1,079,648
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
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of September 26, 2025 and December 31, 2024, the Company's combined investment balance was $9.4 million and $8.6 million, respectively. The Company's proportionate share of income from equity method investments was $2.6 million and $5.5 million for the three and nine months ended September 26, 2025, respectively, and $2.0 million and $9.0 million for the three and nine months ended September 27, 2024, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (September 26, 2025 for the third quarter of 2025 and September 27, 2024 for the third quarter of 2024), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Restricted Cash
As of September 26, 2025, the Company had total cash, cash equivalents, and restricted cash of $182.3 million which included $3.0 million of restricted cash. The Company's restricted cash was $3.1 million as of December 31, 2024.

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
As of September 26, 2025 and December 31, 2024, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $25.6 million and $29.2 million, respectively, included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheet.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	As of
	September 26,	December 31,
(In thousands)	2025	2024
Inventory, net	$48,000	$50,894
Prepaid expenses	66,255	43,338
Prepaid taxes	313	8,236
Other	28,454	21,613
Total	$143,022	$124,081
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
In September 2025, the FASB issued ASU No. 2025-06 Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software, to remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40 to better align the accounting for software costs with how software is developed. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

NOTE 3
REVENUE
Remaining Performance Obligations
Remaining performance obligations represent firm orders by the customer and exclude potential orders under indefinite delivery and indefinite quantity (IDIQ) contracts, unexercised contract options and contracts awarded to us that are being protested by competitors with the U.S. Government Accountability Office (GAO) or in the U.S. Court of Federal Claims (COFC) for which a stop work order has been received by the Company. The level of order activity related to programs can be affected by the timing of government funding authorizations and their project evaluation cycles.. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
Remaining performance obligations are presented in the following table:

	As of
	September 26,	December 31,
(In millions)	2025	2024
Performance Obligations	$3,480	$3,483
As of September 26, 2025, the Company expects to recognize approximately 30% of the remaining performance obligations as revenue in 2025 and the majority of the remainder of the balance as revenue in 2026 and 2027.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended September 26, 2025 and September 27, 2024 increased operating income by $2.5 million and $17.3 million, respectively. Cumulative adjustments for the nine months ended September 26, 2025 and September 27, 2024 increased operating income by $8.1 million and $18.5 million, respectively.
For the three and nine months ended September 26, 2025, the net adjustments to operating income increased revenue by $5.0 million and $24.7 million, respectively. For the three and nine months ended September 27, 2024, the net adjustments to operating income increased revenue by $12.8 million and $22.2 million, respectively.
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
Revenue by contract type is as follows:

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	%	September 26,	September 27,	%
(In thousands)	2025	2024	Change	2025	2024	Change
Cost-plus and cost-reimbursable	$702,557	$649,925	8.1%	$1,973,210	$1,850,584	6.6%
Firm-fixed-price	436,528	403,132	8.3%	1,205,705	1,229,565	(1.9)%
Time-and-materials	28,052	28,599	(1.9)%	82,475	84,254	(2.1)%
Total revenue	$1,167,137	$1,081,656		$3,261,390	$3,164,403
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	%	September 26,	September 27,	%
(In thousands)	2025	2024	Change	2025	2024	Change
United States	$684,659	$604,872	13.2%	$1,894,474	$1,728,480	9.6%
Middle East	344,605	346,527	(0.6)%	983,267	1,050,888	(6.4)%
Asia	81,417	82,907	(1.8)%	234,188	236,371	(0.9)%
Europe	56,456	47,350	19.2%	149,461	148,664	0.5%
Total revenue	$1,167,137	$1,081,656		$3,261,390	$3,164,403
Revenue by contract relationship is as follows:

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	%	September 26,	September 27,	%
(In thousands)	2025	2024	Change	2025	2024	Change
Prime contractor	$1,109,660	$1,021,497	8.6%	$3,081,746	$2,972,773	3.7%
Subcontractor	57,477	60,159	(4.5)%	179,644	191,630	(6.3)%
Total revenue	$1,167,137	$1,081,656		$3,261,390	$3,164,403
Revenue by customer is as follows:

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	%	September 26,	September 27,	%
(In thousands)	2025	2024	Change	2025	2024	Change
Army	$449,031	$455,877	(1.5)%	$1,348,610	$1,345,997	0.2%
Navy	390,542	366,217	6.6%	1,090,936	1,037,425	5.2%
Air Force	167,571	121,863	37.5%	374,519	367,899	1.8%
Other	159,993	137,699	16.2%	447,325	413,082	8.3%
Total revenue	$1,167,137	$1,081,656		$3,261,390	$3,164,403
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

As of January 1, 2024, the Company had contract assets of $561.9 million. As of September 26, 2025 and December 31, 2024, the Company had contract assets of $636.6 million and $620.5 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of January 1, 2024, the Company had contract liabilities of $109.6 million. As of September 26, 2025 and December 31, 2024, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $95.8 million and $98.7 million, respectively.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	As of
	September 26,	December 31,
(In thousands)	2025	2024
Billed receivables	$122,823	$77,982
Unbilled receivables (contract assets)	636,555	620,536
Other	13,909	11,550
Total receivables	$773,287	$710,068
As of September 26, 2025 and December 31, 2024, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the September 26, 2025 contract assets during 2025. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $848.0 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.2 million in the Condensed Consolidated Statement of Income for the nine months ended September 26, 2025.
On May 30, 2024, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans to replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche, resulting in a loss on extinguishment of debt of $2.0 million in the Condensed Consolidated Statement of Income for the nine months ended September 27, 2024.
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

The borrowings under the First Lien Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.25% per annum, or SOFR, plus a margin of 2.25% per annum. As of September 26, 2025, the effective interest rate for the First Lien Credit Agreement was 7.10%.
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
As of September 26, 2025, the carrying value of the First Lien Credit Agreement was $895.3 million, excluding deferred discount and unamortized deferred financing costs of $25.2 million. The estimated fair value of the First Lien Credit Agreement as of September 26, 2025 was $895.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
2023 Credit Agreement
The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the V2X Borrower’s assets and consists of (a) a $500.0 million five-year revolving credit facility (the 2023 Revolver) (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million term loan (the 2023 Term Loan).
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replace or refinance in full all the existing term loans outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replace or refinance in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2025 Term Loans amortize at approximately $1.5 million per quarter for the fiscal quarters ending June 30, 2025 through March 31, 2027, increasing to $3.0 million per quarter for the fiscal quarters ending June 30, 2027 through December 31, 2029, with the balance of $193.0 million due on March 31, 2030. The amendment to the 2023 Credit Agreement resulted in a loss on extinguishment of debt of $0.3 million in the Condensed Consolidated Statement of Income for the nine months ended September 26, 2025.
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 0.50% to 1.50% per annum, or SOFR, plus a margin of 1.50% to 2.50% per annum, in each case, depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries. As of September 26, 2025, the effective interest rate for the 2025 Term Loans was 6.48%.
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
As of September 26, 2025, there were no outstanding borrowings and $24.1 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $475.9 million as of September 26, 2025. Unamortized deferred financing costs related to the 2025 Revolver of $4.3 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 26, 2025, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of September 26, 2025, the carrying value of the 2025 Term Loans was $236.0 million, excluding unamortized deferred financing costs of $1.8 million. The estimated fair value of the 2025 Term Loans as of September 26, 2025 was $235.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of September 26, 2025 are as follows:

(In thousands)	Payments due
2025 (remainder of the year)	$7,468
2026	14,935
2027	19,388
2028	20,873
2029	20,873
After 2029	1,047,750
Total	$1,131,287
As of September 26, 2025, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
The Company is exposed to the risk that the earnings and cash flows could be adversely impacted due to fluctuations in interest rates. To mitigate this risk, the Company entered into $450.0 million of interest rate swap contracts as of September 26, 2025. As of September 26, 2025 and December 31, 2024, these contracts had notional values of $434.4 million and $439.1 million, respectively. These contracts are designated and qualify as effective cash flow hedges.

The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		As of
		September 26,	December 31,
(In thousands)	Balance sheet caption	2025	2024
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$181	$1,918
Interest rate swap designated as cash flow hedge	Other non-current assets	$—	$1,938
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$53	$—
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$1,857	$—
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$(1,729)	$3,856
The Company regularly assesses the creditworthiness of the counterparty. As of September 26, 2025, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $0.7 million and $2.2 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income during the three and nine months ended September 26, 2025, respectively. Net interest rate derivative gains of $1.6 million and $4.5 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income during the three and nine months ended September 27, 2024, respectively. The Company expects an immaterial amount of existing interest rate swap gains reported in accumulated other comprehensive loss as of September 26, 2025 to be recognized in earnings within the next 12 months.
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
The Company estimated and accrued $13.5 million and $13.1 million as of September 26, 2025 and December 31, 2024, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.

U.S. Government Contracts, Investigations and Claims
The Company has U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on the Company's financial condition or results of operations. The FY 2026 appropriations for the U.S. government were not enacted by September 30, 2025, resulting in a U.S. federal government shutdown that began on October 1, 2025, and continues through the date of this filing. Per federal guidelines, we are continuing to perform work on existing contracts that have been funded with appropriations from prior years. While not currently the case, we may be expected to operate for some period of time on certain U.S. government contracts even if the U.S. government customer is unable to make timely payments. To date, the Company has not experienced a material impact from the government shutdown. However, if the U.S. federal government shutdown continues for an extended period it could result in significant consequences for our company, employees, customers, suppliers and our industry and could result in material impacts to our financial position, results of operations, bookings, backlog, and/or collections and cash flows. Furthermore, the Company's contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in non-reimbursable expenses or charges or otherwise adversely affecting the Company's financial condition and results of operations.
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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2025	2024	2025	2024
Compensation costs for equity-based awards	$2,940	$974	$9,121	$12,252
Compensation costs for other awards	—	106	—	622
Total compensation costs, pre-tax	$2,940	$1,080	$9,121	$12,874
Future tax benefit	$714	$275	$2,216	$3,283
As of September 26, 2025, total unrecognized compensation costs related to equity-based awards were $20.4 million, which are expected to be recognized ratably over a weighted average period of 1.70 years.

The following table provides a summary of the activities for NQOs, RSUs and PSUs for the nine months ended September 26, 2025:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2025	34	$22.43	436	$43.11	258	$43.98
Granted	—	$—	263	$49.23	140	$53.66
Exercised	(24)	$22.96	—	$—	—	$—
Vested	—	$—	(211)	$41.84	—	$—
Forfeited or expired	—	$—	(57)	$45.83	(26)	$33.42
Outstanding at September 26, 2025	10	$21.19	431	$47.10	372	$48.35
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
As of September 26, 2025, there was $12.4 million of unrecognized RSU related compensation expense.
Performance Share Units
During the nine months ended September 26, 2025, the Company granted performance-based awards that include two performance components, including TSR performance and Adjusted Earnings Per Share performance. The performance-based awards will vest and the stock will be issued at the end of a three-year period assuming and based on i) the attainment of total shareholder return performance measures relative to certain Aerospace and Defense companies in the S&P 1500 Index, ii) Company performance against an annual adjusted EPS target established each year and iii) the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. A Monte Carlo valuation model was used to determine the fair value of the awards by simulating 50,000 potential TSR outcomes for the Company and a group of peer companies over the performance periods, and determined the amount of the payout that would occur in each simulation. The fair value is based on the average of the results.
As of September 26, 2025, there was $8.0 million of unrecognized PSU related compensation expense.
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
For the three months ended September 26, 2025 and September 27, 2024, the Company recorded income tax expense of $8.1 million and $4.5 million, respectively, representing effective income tax rates of 24.9% and 23.0%, respectively. For the nine months ended September 26, 2025 and September 27, 2024, the Company recorded income tax expense of $17.2 million and $2.9 million, respectively, representing effective income tax rates of 23.7% and 23.1%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income and income tax credits.
Uncertain Tax Positions
As of both September 26, 2025 and December 31, 2024, unrecognized tax benefits from uncertain tax positions were $3.6 million.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$24,605	$15,051	$55,103	$9,651

Weighted average common shares outstanding	31,617	31,550	31,634	31,458
Add: Dilutive impact of stock options	12	20	16	19
Add: Dilutive impact of restricted stock units and performance share units	227	403	231	444
Diluted weighted average common shares outstanding	31,856	31,973	31,881	31,921

Earnings per share
Basic	$0.78	$0.48	$1.74	$0.31
Diluted	$0.77	$0.47	$1.73	$0.30
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2025	2024	2025	2024
Anti-dilutive restricted stock units and performance share units	2	—	47	22
Total	2	—	47	22
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors non-qualified deferred compensation plans, under which participants are eligible to defer a portion of their compensation on a tax deferred basis. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of plan investments and obligations are recorded in selling, general, and administrative expenses. The plan assets and liabilities were $5.8 million and $5.2 million as of September 26, 2025 and December 31, 2024, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $4.8 million and $13.7 million for the three and nine months ended September 26, 2025, respectively, and $3.6 million and $13.0 million for the three and nine months ended September 27, 2024, respectively.

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

	As of and for the
	Nine Months Ended
	September 26,	September 27,
(In thousands)	2025	2024
Beginning balance:	$218,897	$72,715
Sale of receivables	2,610,710	2,311,341
Cash collections	(2,593,745)	(2,240,639)
Outstanding balance sold to MUFG[1]	235,862	143,417
Cash collected, not remitted to MUFG[2]	(45,876)	(38,265)
Remaining sold receivables	$189,986	$105,152
[1] For the nine months ended September 26, 2025, the Company recorded a net cash inflow from sale of receivables of $17.0 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of September 26, 2025. This balance is included in other accrued liabilities as of the balance sheet date.
During the three months ended September 26, 2025 and September 27, 2024, the Company incurred purchase discount fees, net of servicing fees, of $3.0 million and $3.2 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income. During the nine months ended September 26, 2025 and September 27, 2024, the Company incurred purchase discount fees, net of servicing fees, of $8.1 million and $7.4 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of September 26, 2025. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
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
Our CODM reviews significant expenses as reported in the Condensed Consolidated Statements of Income in addition to depreciation and amortization information, which is summarized below for the three and nine months ended September 26, 2025 and September 27, 2024:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2025	2024	2025	2024
Depreciation and amortization	$28,117	$28,486	$83,870	$86,767
The CODM also reviews consolidated capital expenditures as reported as purchases of capital assets in the Condensed Consolidated Statements of Cash Flows.

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
Our primary customer is the U.S. Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a). For the nine months ended September 26, 2025 and September 27, 2024, the Company had total revenue of $3.3 billion and $3.2 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the nine months ended September 26, 2025 and September 27, 2024, we generated approximately 41% and 42%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased $85.5 million, or 8%, for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024. Revenue increased primarily due to the ramp up of several programs. Revenue from our programs in the U.S. and Europe increased by $79.8 million and $9.1 million, respectively, partially offset by a decrease in revenue from our programs in the Middle East and Asia of $1.9 million and $1.5 million, respectively, during the three months ended September 26, 2025 as compared to the three months ended September 27, 2024.
Operating income for the three and nine months ended September 26, 2025 was $55.7 million and $142.9 million, respectively, an increase of $5.8 million and $35.3 million, or 12% and 33%, respectively, compared to the three and nine months ended September 27, 2024. Operating income increased primarily due to the ramp up of several programs, the conclusion of a non-recurring contractual commitment, decreased Selling, General, & Administrative (SG&A) expenses, and favorable contract mix.
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
Further details related to consolidated financial results for the three and nine months ended September 26, 2025, compared to the three and nine months ended September 27, 2024, are contained in the "Discussion of Financial Results" section.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Nine Months Ended
	September 26,	September 27,
Contract Name	2025	2024
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	10.2%	10.4%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2026. On April 17, 2025, the U.S. Department of the Army announced that it will extend the current period of performance for the various task orders under the LOGCAP V, including the Kuwait Task Order, which is scheduled to extend through June 2030. The Kuwait Task Order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $333.9 million and $328.8 million of revenue for the nine months ended September 26, 2025 and September 27, 2024, respectively.
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
The following is a summary of funded and unfunded backlog:

	September 26,	December 31,
(In millions)	2025	2024
Funded backlog	$2,279	$2,251
Unfunded backlog	9,295	10,251
Total backlog	$11,574	$12,502
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $3.3 billion during the nine months ended September 26, 2025, which was a decrease of $0.1 billion compared to the nine months ended September 27, 2024.

Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. However, the U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, the Company expects the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. V2X believes that its capabilities should help its clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in the business. Further, the DoW budget remains the largest in the world and management believes the Company's addressable portion of the DoW budget offers substantial opportunity for growth.
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act 2025 to continue funding the government through FY 2025.
The DoW FY 2026 budget request is approximately $962 billion, including both discretionary appropriations and mandatory funding contained in the One Big Beautiful Bill Act (OBBBA). The OBBBA was signed into law by the President on July 4th, 2025, and allocates approximately $150 billion in appropriations to support defense and national security priorities. Of the $150 billion in OBBBA appropriations, approximately $113 billion is mandatory funding aligned to the FY 2026 DoW budget. Congress will need to approve or revise the FY 2026 budget request through enactment of appropriations and other legislation, which would require final approval from the President to become law. See Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion relating to the OBBBA.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, Congress, the debt ceiling, the global security environment, inflationary pressures, and other macroeconomic conditions. The FY 2026 appropriations for the U.S. government were not enacted by September 30, 2025, resulting in a U.S. federal government shutdown that began on October 1, 2025, and continues through the date of this filing. The result may shift funding priorities, which could have material impacts on our programs and defense spending broadly. Additionally, the Administration continues to assess government-wide procurement, staffing, and support activities, including the evaluation of mission priorities, acquisition methods, contract performance, and other factors, which could result in potential actions. Those actions remain uncertain and could result in impacts to our current and future financial performance and business prospects. Per federal guidelines, we are continuing to perform work on existing contracts that have been funded with appropriations from prior years. While not currently the case, we may be expected to operate for some period of time on certain U.S. government contracts even if the U.S. government customer is unable to make timely payments. To date, the Company has not experienced a material impact from the government shutdown. However, if the U.S. federal government shutdown continues for an extended period it could result in significant consequences for our company, employees, customers, suppliers and our industry and could result in material impacts to our financial position, results of operations, bookings, backlog, and/or collections and cash flows.
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
Secondary Public Offerings
On May 15, 2025, we entered into an underwriting agreement (the May 2025 Underwriting Agreement), by and among the Company, Vertex Aerospace Holdco LLC (the Selling Shareholder) and RBC Capital Markets, LLC, as underwriter (the Underwriter), relating to the public offering (the May 2025 Offering) of 2,000,000 shares of common stock by the Selling Shareholder and up to 300,000 additional shares of common stock at the Underwriter’s option at any time on or before the 30th day after the date of the prospectus supplement dated May 15, 2025 (the May 2025 Option). The May 2025 Offering closed on May 19, 2025. The Selling Shareholder elected not to exercise the May 2025 Option. The Company did not sell any securities in the May 2025 Offering and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder.
On August 8, 2025, we entered into an underwriting agreement (the August 2025 Underwriting Agreement), by and among the Company, the Selling Shareholder and the Underwriter, relating to the public offering (the August 2025 Offering) of 2,000,000 shares of common stock by the Selling Shareholder. The August 2025 Offering closed on August 11, 2025. In connection with the August 2025 Offering, we purchased from the Underwriter 200,000 shares of common stock that were subject to the August 2025 Offering at a price per share equal to the price per share paid by the Underwriter to the Selling Shareholder in the August 2025 Offering. We did not sell any securities in the August 2025 Offering and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder.
In addition, on September 11, 2025, the Selling Shareholder sold 1,700,000 shares of common stock pursuant to Rule 144 of the Securities Act (the September 2025 Rule 144 Sale). As a result of the reduced percentage ownership of 25.7% resulting from the September 2025 Rule 144 Sale and in accordance with the terms of the V2X Shareholders Agreement dated July 22, 2022 between the Selling Shareholder and the Company (the Shareholders Agreement), one director designated by the Selling Shareholder and certain of its affiliates is obligated to resign from the Board of Directors (the Board) of the Company effective no later than the Company's 2026 Annual Meeting of Shareholders (the 2026 Annual Meeting). We did not sell any securities in the September 2025 Rule 144 Sale and did not receive any proceeds from the sale of the shares sold by the Selling Shareholder.
On September 4, 2024, we entered into an underwriting agreement (the 2024 Underwriting Agreement), by and among the Company, the Selling Shareholder and Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Robert W. Baird & Co. Incorporated, as representatives to several underwriters named therein (the 2024 Underwriters), relating to the public offering of 2,000,000 shares of common stock by the Selling Shareholder (the 2024 Secondary Offering) and up to 300,000 additional shares of common stock (the Option Shares) by the Selling Shareholder at the 2024 Underwriters’ option at any time on or before the 30th day after the date of the 2024 Underwriting Agreement (the Option, and together with the 2024 Secondary Offering, the 2024 Offering). The 2024 Secondary Offering closed on September 6, 2024. The Company did not sell any securities in the 2024 Secondary Offering and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder.
On September 11, 2024, the 2024 Underwriters notified the Company and the Selling Shareholder that they had elected to exercise the Option in full. The offering of the Option Shares closed on September 12, 2024. All of the Option Shares were sold by the Selling Shareholder. The Company did not receive any of the proceeds from the sale of the Option Shares by the Selling Shareholder in the offering.
During the three and nine months ended September 26, 2025, we incurred costs of $0.1 million and $0.3 million, respectively, in connection with the secondary offerings. During both the three and nine months ended September 27, 2024, we incurred costs of $0.6 million in connection with the 2024 Offering. These are accounting and legal fees, and the costs are included within selling, general, and administrative expenses on our Condensed Consolidated Statement of Income.

DISCUSSION OF FINANCIAL RESULTS
Three months ended September 26, 2025, compared to three months ended September 27, 2024
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	September 26,	September 27,
(In thousands, except for percentages)	2025	2024	$	%
Revenue	$1,167,137	$1,081,656	$85,481	7.9%
Cost of revenue	1,072,632	990,220	82,412	8.3%
% of revenue	91.9%	91.5%
Selling, general, and administrative expenses	38,836	41,549	(2,713)	(6.5)%
% of revenue	3.3%	3.8%
Operating income	55,669	49,887	5,782	11.6%
Operating margin	4.8%	4.6%
Interest expense, net	(19,961)	(27,152)	7,191	(26.5)%
Other expense, net	(2,962)	(3,198)	236	(7.4)%
Income from operations before income taxes	32,746	19,537	13,209	67.6%
% of revenue	2.8%	1.8%
Income tax expense	8,141	4,486	3,655	81.5%
Effective income tax rate	24.9%	23.0%
Net income	$24,605	$15,051	$9,554	63.5%
Revenue
Revenue increased $85.5 million, or 7.9%, for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024 primarily driven by the ramp up of several programs. Revenue from our programs in the U.S. and Europe increased by $79.8 million and $9.1 million, respectively, partially offset by a decrease in revenue from our programs in the Middle East and Asia of $1.9 million and $1.5 million, respectively.
Cost of Revenue
Cost of revenue increased $82.4 million, or 8.3%, for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024, primarily driven by the increase in revenue.
Selling, General, & Administrative Expenses
SG&A expenses decreased $2.7 million, or 6.5%, for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024, primarily due to lower integration-related costs.
Operating Income
Operating income increased $5.8 million, or 11.6%, for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024. Operating income as a percentage of revenue was 4.8% for the three months ended September 26, 2025, compared to 4.6% for the three months ended September 27, 2024, primarily driven by the ramp up of several programs and decreased SG&A expenses.
Aggregate cumulative adjustments increased operating income by $2.5 million and $17.3 million for the three months ended September 26, 2025 and September 27, 2024, respectively. The aggregate cumulative adjustments for the three months ended September 26, 2025 and September 27, 2024 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.

Nine months ended September 26, 2025, compared to nine months ended September 27, 2024
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
	September 26,	September 27,
(In thousands, except for percentages)	2025	2024	$	%
Revenue	$3,261,390	$3,164,403	$96,987	3.1%
Cost of revenue	2,993,049	2,928,858	64,191	2.2%
% of revenue	91.8%	92.6%
Selling, general, and administrative expenses	125,434	127,901	(2,467)	(1.9)%
% of revenue	3.8%	4.0%
Operating income	142,907	107,644	35,263	32.8%
Operating margin	4.4%	3.4%
Loss on extinguishment of debt	(2,527)	(1,998)	(529)	26.5%
Interest expense, net	(60,278)	(83,533)	23,255	(27.8)%
Other expense, net	(7,836)	(9,566)	1,730	(18.1)%
Income from operations before income taxes	72,266	12,547	59,719	476.0%
% of revenue	2.2%	0.4%
Income tax expense	17,163	2,896	14,267	492.6%
Effective income tax rate	23.7%	23.1%
Net income	$55,103	$9,651	$45,452	471.0%
Revenue
Revenue increased $97.0 million, or 3.1%, for the nine months ended September 26, 2025 as compared to the nine months ended September 27, 2024, primarily driven by the ramp up of several programs. Revenue from programs located in the U.S. increased by $166.0 million, partially offset by a decrease in revenue from programs located in the Middle East and Asia of $67.6 million and $2.2 million, respectively.
Cost of Revenue
Cost of revenue increased $64.2 million, or 2.2%, for the nine months ended September 26, 2025 as compared to the nine months ended September 27, 2024, primarily driven by the increase in revenue.
Selling, General, & Administrative Expenses
SG&A expenses decreased $2.5 million, or 1.9%, for the nine months ended September 26, 2025 as compared to the nine months ended September 27, 2024, primarily due to lower integration-related costs, partially offset by the timing of expenses.
Operating Income
Operating income increased $35.3 million, or 32.8%, for the nine months ended September 26, 2025 as compared to the nine months ended September 27, 2024. Operating income as a percentage of revenue was 4.4% for the nine months ended September 26, 2025, compared to 3.4% for the nine months ended September 27, 2024. The increase in operating income was primarily driven by the ramp up of several programs, the conclusion of a non-recurring contractual commitment, decreased SG&A expenses, and favorable contract mix.
Aggregate cumulative adjustments increased operating income by $8.1 million and $18.5 million for the nine months ended September 26, 2025 and September 27, 2024, respectively. The aggregate cumulative adjustments for the nine months ended September 26, 2025 and September 27, 2024 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $2.5 million loss on extinguishment of debt for the nine months ended September 26, 2025 and a $2.0 million loss on extinguishment of debt for the nine months ended September 27, 2024. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.

Interest Expense, Net
Interest expense, net for the three and nine months ended September 26, 2025 and September 27, 2024 was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 26,	September 27,			September 26,	September 27,
(In thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Interest income	$1,009	$187	$822	440%	$1,417	$776	$641	83%
Interest expense	(20,970)	(27,339)	6,369	(23)%	(61,695)	(84,309)	22,614	(27)%
Interest expense, net	$(19,961)	$(27,152)	$7,191	(26)%	$(60,278)	$(83,533)	$23,255	(28)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $23.3 million for the nine months ended September 26, 2025 compared to the nine months ended September 27, 2024 primarily due to a decrease in our debt balance and reduced interest rates resulting from both the January 2, 2025 amendment to the First Lien Credit Agreement and the March 31, 2025 amendment to the 2023 Credit Agreement. For further discussion of these amendments see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.
Other Expense, Net
During the three and nine months ended September 26, 2025, we incurred purchase discount fees, net of servicing fees, of $3.0 million and $8.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility. During the three and nine months ended September 27, 2024, we incurred purchase discount fees, net of servicing fees, of $3.2 million and $7.4 million, respectively, related to the sale of accounts receivable through the MARPA Facility.
In addition, during the nine months ended September 27, 2024, we incurred a $2.2 million impairment charge on a non-operating, long-lived asset, primarily due to a decreased fair market value. During the three and nine months ended September 26, 2025, there were no impairment charges on non-operating, long-lived assets.
Income Tax Expense
We recorded income tax expense of $8.1 million and $4.5 million for the three months ended September 26, 2025 and September 27, 2024, respectively. Our effective income tax rates for the three months ended September 26, 2025 and September 27, 2024, were 24.9% and 23.0%, respectively. For the nine months ended September 26, 2025 and September 27, 2024, the Company recorded income tax expense of $17.2 million and $2.9 million, representing effective income tax rates of 23.7% and 23.1%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by available deductions not reflected in book income, and income tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The FY 2026 appropriations for the U.S. government were not enacted by September 30, 2025, resulting in a U.S. federal government shutdown that began on October 1, 2025, and continues through the date of this filing. We are monitoring potential impacts, which could include consequences to collections and cash flows if the shutdown extends for a prolonged period of time. See "Economic Opportunities, Challenges and Risks” for further information.
Outside of the aforementioned, we are not aware of any known trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material decrease in our liquidity. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix of such resources.
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

If cash flows from operations are less than expected, we may need to access the long-term or short-term capital markets. Although we believe our current financing arrangements will permit financing of our operations on acceptable terms and conditions, access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including but not limited to: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the economy, and (iv) uncertainties in the U.S. government defense budget and their ability to fund contracts, including those uncertainties arising from a prolonged U.S. government shutdown. We cannot provide assurance that such financing will be available on acceptable terms or that such financing will be available at all.
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replace or refinance in full all the existing term loans outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replace or refinance in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
As of September 26, 2025, the carrying value of the First Lien Credit Agreement was $895.3 million, excluding deferred discount and unamortized deferred financing costs of $25.2 million. The estimated fair value of the First Lien Credit Agreement as of September 26, 2025 was $895.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of September 26, 2025, there were no outstanding borrowings and $24.1 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $475.9 million as of September 26, 2025. Unamortized deferred financing costs related to the 2025 Revolver of $4.3 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 26, 2025, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of September 26, 2025, the carrying value of the 2025 Term Loans was $236.0 million, excluding unamortized deferred financing costs of $1.8 million. The estimated fair value of the 2025 Term Loans as of September 26, 2025 was $235.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The cash presented on the Condensed Consolidated Balance Sheets consists of cash held by our wholly owned U.S. and international subsidiaries. Approximately $33.9 million of our $182.3 million in cash, cash equivalents and restricted cash as of September 26, 2025 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 56 and 57 days as of September 26, 2025 and December 31, 2024, respectively.

The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

	Nine Months Ended
	September 26,	September 27,
(in thousands)	2025	2024
Operating activities	$(27,484)	$31,103
Investing activities	(34,875)	(27,625)
Financing activities	(23,879)	(16,739)
Foreign exchange[1]	235	467
Net change in cash, cash equivalents and restricted cash	$(86,003)	$(12,794)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities of $27.5 million for the nine months ended September 26, 2025 consisted of net cash outflows in working capital accounts of $180.6 million and other long-term assets and liabilities of $10.9 million, partially offset by non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $91.9 million, net proceeds from the sale of receivables through the MARPA Facility of $17.0 million, and net income of $55.1 million.
Net cash provided by operating activities of $31.1 million for the nine months ended September 27, 2024, consisted of non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $110.8 million, proceeds from the sale of receivables through the MARPA Facility of $70.7 million, and net income of $9.7 million, partially offset by net cash outflows in working capital accounts of $119.7 million and other long-term assets and liabilities of $40.3 million.
Net cash used in investing activities for the nine months ended September 26, 2025 consisted of $27.5 million for the acquisition of a business and $7.4 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the nine months ended September 27, 2024 consisted of $16.9 million for the acquisition of businesses and $10.7 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities during the nine months ended September 26, 2025 primarily consisted of revolver repayments of $459.0 million, purchases of treasury stock of $10.0 million, repayments of long-term debt of $7.5 million, payments for debt issuance costs of $3.9 million, and payments for employee withholding taxes on stock-based compensation of $3.0 million, partially offset by proceeds from the revolver of $459.0 million.
Net cash used in financing activities during the nine months ended September 27, 2024 primarily consisted of revolver repayments of $1.0 billion, payments for employee withholding taxes on share-based compensation of $8.0 million, repayments of long-term debt of $7.7 million, and payments for debt issuance costs of $1.2 million, partially offset by proceeds from the revolver of $1.0 billion.
Capital Resources
As of September 26, 2025, we held cash, cash equivalents and restricted cash of $182.3 million, which included approximately $33.9 million held by foreign subsidiaries, and had $475.9 million of available borrowing capacity under the 2025 Revolver. We believe that our cash, cash equivalents and restricted cash as of September 26, 2025, as supplemented by operating cash flows, the 2025 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months. Further discussion on the U.S. federal government shutdown is contained in "Liquidity."

Contractual Obligations
As of September 26, 2025, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Leases	$49,685	$3,379	$23,583	$14,352	$8,371
Principal payments on First Lien Credit Agreement¹	895,271	8,998	17,995	17,995	850,283
Principal payments on 2023 Credit Agreement¹	236,016	5,938	19,297	210,781	—
Interest on First Lien and 2023 Credit Agreements	373,705	77,167	149,558	136,747	10,233
Total	$1,554,677	$95,482	$210,433	$379,875	$868,887
¹ Includes unused funds fee and is based on the September 26, 2025 interest rate and outstanding balance.
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

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets, including potential changes from the U.S. president and administration and impacts from the current U.S. government shutdown; government regulations and compliance therewith, including changes to the DoW procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities and tariffs; our subcontractors' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce and unions; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems, including enterprise resource planning and business systems, post-merger; changes in GAAP; and other factors described in Part I, "Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at September 26, 2025.
Interest Rate Risk
Each one percentage point change associated with the variable rate Vertex First Lien Credit Agreement would result in a $7.0 million change in the related annual cash interest expenses.
Assuming the 2025 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.
As of September 26, 2025, the notional value of the Company's interest rate swap agreements totaled $434.4 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2025, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting that originated in Vertex Aerospace Services Holding Corp (Vertex) which we acquired on July 5, 2022. Notwithstanding the identified material weaknesses discussed in Part II, "Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company's management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has concluded the Company's consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

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
Remediation Efforts to Address the Material Weaknesses
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that there were two material weaknesses in our internal control over financial reporting related to two of the subsidiaries within Vertex. In response to the material weaknesses identified, management developed a remediation plan to address the underlying causes of the material weaknesses, which was subject to senior management review and oversight of the Audit Committee of the Company's Board.
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
Changes in Internal Control over Financial Reporting
Other than in connection with aspects of our remediation plan, there were no changes in the Company's ICFR during the period ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases within the meaning of Rule 10b5-1 of the Exchange Act during the three months ended September 26, 2025 (dollars in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 28, 2025 to July 25, 2025	—	—	—	$100,000
July 26, 2025 to August 22, 2025	200,000	$50	200,000	$90,000
August 23, 2025 to September 26, 2025	—	—	—	$90,000
Total	200,000	$50	200,000	$90,000
1On May 12, 2025, we announced that our Board authorized the repurchase of up to $100.0 million of our common stock subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. The authorization expires on May 12, 2028.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Resignation of Neil D. Snyder as a Member of the Board and Change in Board Committee
In connection with the September 2025 Rule 144 Sale, and pursuant to the Shareholders Agreement, one director designated by the Selling Shareholder is obligated to tender his or her resignation from the Board effective no later than the 2026 Annual Meeting.
On October 29, 2025, Neil D. Snyder tendered his resignation, and the Board accepted such tender, from his position on the Board as a Class II Director and as a member of the Nominating and Governance Committee, each as effective October 30, 2025. The resignation of Mr. Snyder as a member of the Board and its Nominating and Governance Committee is not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.
    On October 30, 2025, the Board appointed Phillip C. Widman to replace Mr. Snyder as a member of the Nominating and Governance Committee of the Board. In connection with the resignation, the Board, pursuant to the consent required in the Shareholders Agreement and provided by the Selling Shareholder, reduced the size of the Board from 10 directors to 9 directors effective October 30, 2025.

Appointment of Chief Accounting Officer
On October 29, 2025, William B. Noon notified the Company of his decision to step down from his role as a Chief Accounting Officer of the Company, effective December 5, 2025. His decision to step down is voluntary and not due to any disagreements regarding the Company’s accounting, operations, policies or practices. Mr. Noon will continue with the Company as a senior advisor to the Chief Financial Officer and Chief Accounting Officer of the Company and to work with his successor to support a smooth transition of responsibilities.
The Company has appointed Mr. Daniel G. Demases, age 43, as its new Chief Accounting Officer to replace Mr. Noon, effective on December 5, 2025. Prior to joining the Company as Assistant Controller in May 2025, Mr. Demases served as Chief Accounting Officer at BlueHalo (now part of AV), a defense contractor specializing in space communications and counter-unmanned aircraft systems, since June 2024. Prior to BlueHalo, Mr. Demases spent 16 years at RTX Corporation in a series of finance and accounting leadership roles. He is a licensed Certified Public Accountant and graduated from Texas A&M’s Professional Program in Accounting, where he received a Bachelor’s and Master’s degrees in Accounting and Management Information Systems.
There is no material plan, contract or arrangement between Mr. Demases and any other person pursuant to which he was appointed to the office described above, and no family relationships among any of the Company’s directors or executive officers and Mr. Demases. Mr. Demases does not have any direct or indirect interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
The compensation arrangement in connection with Mr. Demases's appointment as Chief Accounting Officer has not been determined. The Company expects to enter into an offer letter (the Offer Letter) with Mr. Demases memorializing his compensation and will provide a description of the Offer Letter on an applicable subsequent public filing.
Recent Cybersecurity Incident
The Company recently discovered a cybersecurity incident in which an unauthorized third party accessed our internal IT systems. The cybersecurity incident has had no significant impact on the Company’s business operations to date. Upon detecting the incident, the Company promptly took steps to respond to the incident with the assistance of leading external cybersecurity experts and in cooperation with federal law enforcement authorities.
Although the Company’s investigation is ongoing, as of the date of this filing, the Company believes that the incident has not had a material adverse effect on the Company’s financial condition or results of operations. The Company maintains a comprehensive cybersecurity insurance policy, which we expect will cover most costs associated with incident response and forensic investigations, as well as business interruptions, legal actions and regulatory fines, if any, subject to policy limits and deductibles.

ITEM 6. EXHIBITS

10.1	Separation Agreement and General Release of Claims between Kenneth Shreves and the Company dated August 1, 2025.*+
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
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
The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

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
Date: November 3, 2025