Form 10-K
period 2025-12-31
V2X, Inc.
filed 2026-02-23
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36341
V2X, Inc.
(Exact name of registrant as specified in its charter)

Indiana	38-3924636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Reston Parkway, Suite 300, Reston, Virginia 20191
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was last sold as of June 27, 2025, the last business day of the registrant’s most recently completed second quarter, was $701,960,177.
As of February 18, 2026, there were 31,173,445 shares of common stock ($0.01 par value per share) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of V2X, Inc.’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

V2X, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
V2X, Inc. (V2X or the Company) is a leading provider of critical mission solutions primarily to defense customers in 349 locations and 49 countries and territories worldwide. V2X enables its customers' most important missions by delivering end-to-end capabilities at scale across the world. This provides us with the expertise and ability to act as a trusted partner to bring differentiated integrated solutions that define mission success. As of December 31, 2025, we had approximately 16,200 employees and 7,300 subcontract personnel. The Company operates as one segment and offers a broad suite of capabilities including multi-domain high impact readiness, integrated supply chain management, assured communications, mission solutions, and platform renewal and modernization to national security, defense, civilian and international customers.
Unless the context otherwise requires or unless stated otherwise, references to "V2X", "we," "us," "our," "the Company" and "our Company" refer to V2X and all of its consolidated subsidiaries.
Our Business Strategies
Our overarching strategy is to deliver full lifecycle capabilities in support of national security priorities that enhance mission effectiveness, extend utility, lower cost, and improve security and mission outcomes. Key to enabling this strategy is to:
•Drive performance excellence in execution: V2X delivers operational excellence by maintaining high standards of quality, efficiency, and reliability. Our approach increases the likelihood projects are completed on time and within budget, exceeding customer expectations.
•Leverage innovation for differentiated solutions: V2X integrates technologies and advanced simulation systems to create solutions that address evolving threats and mission requirements. We foster a culture of continuous innovation that provides our customers with capabilities that give them a decisive edge.
•Expand global presence and markets: With a footprint spanning seven continents, V2X is focused on growing our reach in emerging markets, expanding partnerships, and extending our expertise into new domains.
•Build on our culture of mission success: Rooted in our commitment to national security, V2X encourages a spirit that empowers our employees to deliver results. Through a focus on teamwork, integrity, and customer trust, we operate in an environment where every team member is dedicated to the success of our customers and the safety of those we serve.
Our Service Offerings
V2X is a leading national security solutions provider. We provide customers worldwide with a broad range of technology and service capabilities, supporting national security readiness and modernization efforts. V2X operates across 349 locations in 49 countries and territories, and our key service offerings include:
High Impact Readiness: We deliver full life-cycle, innovative training solutions to government clients worldwide, improving outcomes through an approach that ensures readiness. At the same facilities where we provide these operational solutions, we offer cutting-edge training to prepare the Warfighter for missions. Whether designing synthetic training environments or providing subject matter experts, our team is deployed with our customers to ensure they are ready to execute the mission when called upon. We also provide military and commercial training solutions including live training systems, technology-enabled augmented and virtual reality, training aids, devices, simulators, and simulations, to large United States (U.S.) companies and foreign governments using state-of-the-art remote learning platforms.
Integrated Supply Chain Management: Our Integrated Supply Chain Management capabilities include rapid response and deployment at scale, smart warehouse management and distribution, and integrated and automated logistics, ensuring efficient and seamless operations.
Assured Communications: Our Assured Communications capabilities include full lifecycle network management, network systems installation and activation, and information assurance. In the area of situational awareness software and hardware, we specialize in deploying, integrating and maintaining sensors and complex systems in austere environments. With our expertise, we deliver tailored technologies to meet unique mission requirements, ensuring outcomes and mission effectiveness. Our services include system upgrades, obsolescence management, and development, security and operations to extend service life and enhance performance. We design, integrate, and install multi-sensor systems for border security and critical infrastructure protection worldwide. Additionally, we provide expertise in spectrum deconfliction, digital integration, and Smart X engineering.

Mission Solutions: Our capabilities provide customers with support for logistics, infrastructure sustainment and contingency operations around the globe. We differentiate ourselves by offering infrastructure operations and sustainment for fixed facilities worldwide, focusing on preventative, predictive, and reliability-centered maintenance to achieve readiness at the lowest cost. Once deployed, we are on the ground in theater to ensure customers receive logistical support. Our team of professionals delivers worldwide support, critical infrastructure and logistics for intelligence operations, classified information technology (IT), intelligence services, and cybersecurity. Our expertise includes infrastructure engineering, operations and maintenance; life support and emergency services; airfield management; civil engineering; and integrated electronic surveillance.
Platform Renewal and Modernization: We provide the engineering, facilities, and skilled workforce required to sustain systems and platforms worldwide. With vertically integrated capabilities - including organic engineering, supply chain management, manufacturing, rapid prototyping, and FAA Part 145 Repair Stations - our operations span over 900,000 square feet of engineering, lab, manufacturing and repair space. Comprehensive in-house testing, including cyber, E3, environmental, AR/VR, and development labs, is consolidated at our Indianapolis, Indiana facility. Supporting approximately 1,690 aircraft, our teams deliver full-spectrum maintenance from flight line to depot with a focus on safety and quality. Backed by multi-disciplined engineers, we specialize in development, integration, production, repair, and sustainment, covering situational awareness products, missile launchers, and tactical aircraft radar systems and components. Our capabilities include Aircraft Maintenance & Management; Aviation and Ground Platform Maintenance & Repair; End-to-End Organizational, Intermediate, and Depot-Level Capabilities; four FAA Part 145 Repair Stations; and an AS-9100/9110 Certified Quality Management System.
Customers
Our strong relationship with the Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a), and other government agencies is attributable to our dedication to program performance, global responsiveness and operational excellence, as well as to the execution of our core values of integrity, respect, responsibility and professionalism.
Revenue, primarily from U.S. government customers, for the periods presented below is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Army	$1,828,977	$1,837,843	$1,633,525
Navy	1,479,815	1,441,355	1,233,463
Air Force	570,663	481,265	538,698
Other	600,583	561,692	557,440
Total revenue	$4,480,038	$4,322,155	$3,963,126
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
•The Warfighter Training Readiness Solutions (WTRS) Program is the Army’s largest support and services program for worldwide training systems sustainment as a sole source task order under the ASTRO IDIQ contract. V2X focuses on lifecycle management with modernizing and integrating training systems, networks and services to bolster combat readiness. V2X manages complex training environments from virtual to live training centers. This includes support for all Training Aids, Devices, Simulators, and Simulations, Combat Training Center rotations and digital ranges to enable U.S. Army and Warfighter combat readiness.
•The T-45 Navy and Marine program provides critical organizational, intermediate, and depot-level maintenance for the T-45 Goshawk trainer aircraft, ensuring readiness through complex repairs, upgrades, and sustainment, including managing the logistics for its 29 unique configurations and supporting its life extension services. V2X manages the entire maintenance lifecycle, from day-to-day operations to major overhauls, helping train future Navy and Marine Corps aviators by keeping these essential training jets flying.
Competition
Our competition varies depending on our service offerings. Our principal competitors include Amentum Holdings, Inc., Valiant Integrated Services, divisions of Leidos Holdings, Inc., Science Applications International Corp., General Dynamics Corporation Technologies Segment., KBR, Inc., Fluor Corporation, Intrepid Global Solutions, AAR Corp., M1 Support Services, L.P., Marvin Engineering Co., and divisions of Northrop Grumman Corporation, among others. There are typically fewer competitors in the overseas market for each of our services capabilities, and they vary from region to region.

The U.S. government has implemented policies designed to protect small businesses and under-represented minority contractors. From time to time, certain U.S. government work in the U.S. has been restricted to small businesses, including Alaskan native companies. We participate with these small businesses as a subcontractor for select opportunities. In addition, we rely on our teaming relationships with other prime contractors and subcontractors for large procurements or other opportunities where we believe the combination of services will help us win and execute the contract. Our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.
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
U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoW’s Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various rules regarding procurement, import and export, security, contract pricing and cost, allowable costs, contract performance, contract termination and adjustment, audits, and IT system security and privacy controls. In addition, as government contractors, we are subject to routine audits and investigations by U.S. government agencies, such as the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA). These agencies review our performance, cost structure, incurred costs, forward pricing rates and compliance with applicable laws, regulations and standards under our contracts. The DCAA also reviews the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, government property, estimating, and related government business systems.
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

Contracts
U.S. government programs generally are implemented by the award of individual contracts to a prime contractor, which may utilize one or more subcontractors. Our Company usually is a prime contractor on long-term contracts that are of a finite duration that may range between three and ten years depending on a multitude of factors. We were the prime contractor on contracts representing 95%, 94% and 94% of our revenue for the three years ended December 31, 2025, 2024, and 2023, respectively. In other contracts, we team with a prime contractor as a subcontractor. The U.S. Congress usually appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. Congress approves further appropriations. Prior to the expiration of a contract, if the customer requires further services of the type provided by the contract, it typically begins a competitive rebidding or recompete process. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or if they change. The U.S. government is typically required to equitably adjust a contract for additions to or reductions in scope or other changes, including price, which it directs.
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable, time-and-materials or firm-fixed-price. We commonly have elements of cost-plus, cost-reimbursable and firm-fixed-price contracts on a single contract.
On a cost-plus contract, we are paid our allowable incurred costs plus a fee, which can be fixed or variable depending on the contract’s arrangement, up to funding levels predetermined by our customers that are often based on available appropriated funds. On cost-plus contracts, we often do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funding limitation amounts. Most of our cost-plus contracts also contain a firm-fixed-price element. Cost-plus contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees are often provided for a fee based on the relationship between total allowable and target cost, and occasionally also based on performance against a discrete objective or outcome.
On most of our contracts, a cost-reimbursable element captures consumable materials required for the program. Typically, these costs do not bear fees.
On a time-and-materials contract, we are reimbursed for labor cost incurred at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. For this contract type, we bear the risk that our labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
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
The approximate percentage of our total revenue generated from each contract type for the periods presented was as follows:

	Year Ended December 31,
	2025	2024	2023
Cost-plus and cost-reimbursable	61%	58%	56%
Firm-fixed-price	36%	39%	41%
Time-and-materials	3%	3%	3%
Total revenue	100%	100%	100%
Backlog
For a discussion of our backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Backlog in Item 7 of this Annual Report on Form 10-K.
Environmental, Health and Safety
We are subject to federal, state, local, and foreign environmental protection laws, and regulations, including those governing the management and disposal of hazardous substances, the cleanup of contaminated sites, and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. Environmental, health and safety (EHS) laws and regulations are subject to change, the nature of which is inherently unpredictable, and the timing of potential changes is uncertain. EHS requirements affect all of our operations, and we have established a comprehensive program that is aligned with recognized standards for environmental and safety management to address compliance with applicable EHS laws and regulations, and the expectations of our customers.

Human Capital Management
We believe our employees are among our most important resources and are critical to our continued success. As of December 31, 2025, we employed approximately 16,200 full-time employees. We also utilized approximately 7,300 subcontract workers. As of December 31, 2025, approximately 30% of our employees were represented by 60 collective bargaining agreements with labor unions. In the ordinary course of business, a number of collective bargaining agreements will be subject to renegotiation in a given year. We do not expect that any of the contracts subject to renegotiation in 2026 (individually or as a whole) present a significant risk to our business. We believe that relations with our employees and union representatives are positive.
We continue making significant investments in attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization to help understand and resolve barriers to retention.
V2X routinely conducts annual employee engagement surveys. The results of these confidential surveys are shared with V2X employees and with management. Additionally, the results of the surveys are scored to form a benchmark against which the results of future surveys will be evaluated. In 2025, V2X engaged our global workforce through structured surveys using a third-party platform to better understand concerns and expectations regarding ethics and culture. Responses to the 2025 employee engagement surveys indicated that V2X employees generally find the company culture to be inclusive of diverse perspectives, a great place to work, and that managers’ behaviors were consistent with the V2X Code of Conduct (COC).
Employment Benefits
We pay our employees competitively and offer a broad range of company-paid benefits which we believe are competitive with others in our industry. Our employment benefits program includes a comprehensive benefits package, such as:
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
We are a leading employer of veterans and veteran spouses with more than 27% of our U.S. employees voluntarily reporting a military background, and we have been recognized numerous times in recent years by veteran-focused organizations as a military-friendly employer, including by the National Organization on Disability as a Leading Disability Employer, by the Military Friendly Company as a Top 10 Diversity Supplier and as a Top 10 Military Spouse Employer, and by the Military Times as a Best for Vets Employer.
Learning and Development
We provide learning and development opportunities to our employees to support a successful career at V2X. Our on-line V2X University gives employees access to more than 5,600 virtual courses that address such topics as leadership/management and information technology skills, along with organizational and compliance courses required for a defense contractor. We are committed to identifying and developing the talents of our next generation of leaders by providing knowledge to help early-in-career employees develop the skills needed to advance within the organization. We also provide development programs to keep our supervisors current on best practices and ensure they focus on the success of their people. Also, we offer additional development opportunities to select employees to attend learning and development, and mentoring sessions.
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

Health and Safety
Our environmental health and safety management system (EHSMS) aligns with the ISO 14001 and 45001 standards and includes the following elements:
•Setting annual program-level goals and objectives;
•Monitoring relevant legal and customer-specific requirements;
•Providing training to employees and contractors on health and safety provisions;
•Assessing EHS risks company-wide;
•Engaging with the workforce to identify health and safety risks and opportunities; and
•Conducting internal audits to evaluate compliance with the EHS Plan, legal and other requirements, and best practices.
Our comprehensive EHS program encompasses a range of policies, commitments, and actions that effectively manage and mitigate environmental, occupational health and safety risks. Our EHS Policy Statement applies to all V2X employees and subcontractors and provides the framework for a safe and healthy workplace. This policy also articulates our drive toward the continuous improvement of our EHSMS. Through the EHSMS we effectively manage EHS risks and proactively work to prevent environmental incidents, work-related injuries, illnesses, and incidents. Our approach includes regular audits, ongoing monitoring of incident rates, and comprehensive training programs for our employees. Utilizing our Incident Management System, we track EHS incidents, near-misses, and potential issues within the workplace, identifying trends in frequency and severity while investigating root causes. This ongoing focus on improvement and transparency emphasizes our dedication to creating a safer and healthier work environment for all.
Ethics and Compliance
All employees are required to adhere to the COC, which establishes standards for appropriate behavior. This includes mandatory annual training on preventing, identifying, reporting, and stopping any form of unlawful discrimination, unethical behavior, and unacceptable conduct. The COC, along with the incorporated standards of business conduct and ethics, applies to all employees, officers, and directors of V2X. The COC can be accessed via our website (www.goV2X.com) on the Governance Documents page.
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

Name	Age	Current Title(s)	Business Experience
Jeremy C. Wensinger	62	President and Chief Executive Officer (CEO), Director
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

Shawn M. Mural	55	Senior Vice President and Chief Financial Officer (CFO)
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

L. Roger Mason, Jr.	60	Senior Vice President and Chief Growth Officer
Dr. Mason has served as the Chief Growth Officer since January 2025. He is responsible for leading the Company’s growth function including business development operations, competitive intelligence, strategy, marketing and communications, government relations and technology investment. Prior to joining the Company, he served as President of Peraton’s Space and Intelligence sector from 2018 to 2024 where he led a $2 billion business focused on advanced products, solutions and services for the space, intelligence and defense markets. Dr. Mason also served as the first Assistant Director of National Intelligence for Systems and Resource Analyses from 2009 to 2014 and was awarded the National Intelligence Distinguished Service Medal. His overall career spans three decades and includes senior executive positions at Parsons, General Dynamics, Noblis and the Institute for Defense Analyses with a focus on national security markets. Dr. Mason has served on the board of several public, private, and non-profit boards, and currently serves on the board of directors of SRC, Inc., a not-for-profit research and development company. Dr. Mason graduated from George Washington University where he received a Bachelor’s degree in physics, from the Kellogg School at Northwestern University with a Masters of Business Administration and from the University of Virginia where he earned a Ph.D. in Engineering Physics.

Richard "Vinny" Caputo	61	Senior Vice President, Aerospace Systems
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

Name	Age	Current Title(s)	Business Experience
Jeremy J. Nance	48	Senior Vice President and General Counsel
Mr. Nance has served as Senior Vice President and General Counsel since August 2024. He is responsible for managing all legal matters related to the Company’s operations, transactions and business practices. Mr. Nance has served on V2X’s legal team since July 2018. Prior to being appointed as General Counsel, he served as Deputy General Counsel and Chief Compliance Officer of V2X and as General Counsel of Vertex Aerospace Services Holding Corp., where he helped oversee the company’s legal and contracts teams and was involved in all phases of mergers and acquisitions, resolving both domestic and international disputes, overseeing corporate governance, and providing general business advice. Mr. Nance graduated from Baylor University with a Bachelor’s degree and a Masters of Business Administration and from Baylor University School of Law where he received a Juris Doctorate.

Mel Yeshoalul	51	Senior Vice President and Chief Human Resources Officer
Ms. Yeshoalul has served as Senior Vice President and Chief Human Resources Officer since joining the Company in April 2025. In this role she leads the Company’s global human resources strategy and operations. Her responsibilities include talent management, leadership development, recruitment, and total rewards. Before joining V2X, from 2020 to 2024, Ms. Yeshoalul held several senior roles at Amazon Web Services (AWS) within the Partners and Channels organization. Most recently, she served as Global Head of Business Operations, where she led strategic planning, operational excellence, and efficiency initiatives. She also spearheaded programs to close the digital skills gap across Europe, Latin America, Africa, and the Middle East. Earlier in her AWS tenure, she served as Global Head of HR, scaling people strategies across a fast-growing and complex global business. With over two decades of experience at the intersection of people, business, and transformation, Melon has also held leadership roles at DXC Technology, The Wills Group, The Boeing Company, and PwC. Ms. Yeshoalul graduated from State University of New York College at Buffalo where she received a Bachelor's of Science degree.

Michael J. Smith	45	Corporate Vice President of Treasury, Investor Relations and Corporate Development
Mr. Smith has served as the Company’s Corporate Vice President of Treasury, Investor Relations and Corporate Development since 2014. He is responsible for the Company's inorganic activities, including merger & acquisition strategy, global treasury and capital markets operations, and investor relations. Prior to joining the Company, he was co-founder and managing director of The Silverline Group, a strategic consulting and advisory services firm that focuses on the aerospace and defense, intelligence, government services, homeland security, and federal civilian markets. Prior to co-founding The Silverline Group, Mr. Smith was a senior equity research associate at Lazard Capital Markets, covering the aerospace and defense, federal government information technology services, and defense technology sectors. He also spent five years with BB&T Capital Markets covering defense and government services and seven years with Raymond James & Associates in various capacities. Mr. Smith is a CFA® charterholder and graduated from the University of South Florida where he received a Bachelor’s degree with a major in finance and a minor in economics.

Available Information
Our principal executive offices are located at 2100 Reston Parkway, Suite 300, Reston, VA 20191. Our telephone number is (571) 481-2000 and our website address is www.goV2X.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available on our website, without charge, as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission (SEC). Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference, unless such information is otherwise specifically referenced elsewhere in this report. Our reports filed with the SEC also may be found on the SEC's website at www.sec.gov.
We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

ITEM 1A. RISK FACTORS
In evaluating our Company and business, you should carefully consider the risks and uncertainties described below, together with information disclosed elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report, and other documents we file with the SEC. The risks described below relate to our business, governmental regulations, indebtedness, financial condition and markets, and our securities. Also, the risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in our stock price.
Summary of Risk Factors
Risks Related to Our Business
•We may not be successful in winning new contracts or recompeting our existing contracts, which could have an adverse impact on our business and prospects.
•Our profitability or performance could suffer if we are unable to recruit, retain and develop qualified personnel or maintain adequate staffing levels to meet our contract requirements.
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
•A significant portion of our workforce is represented by labor unions and conducting business internationally, and our business could be harmed in the event of a prolonged work stoppage.
•We conduct a portion of our operations through joint ventures and other partnerships, exposing us to certain risks and uncertainties, many of which are outside of our control.
•Our earnings and margins depend, in part, on supplier performance.
•Our business could be adversely affected by bid protests.
•Misconduct of our employees, suppliers, agents, prime contractors or business partners could cause us to sustain financial or criminal penalties, lose customers and could have a material adverse impact on our business and reputation, adversely affecting our ability to obtain new contracts.
•Our success depends, in part, on our ability to work with and manage complex and rapidly changing technologies to meet the needs of our customers.
•We may pursue acquisitions and other investments that involve numerous risks and uncertainties.

•We depend on our teaming relationships with other contractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenue, profitability and growth prospects could be adversely affected.
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
Risks Related to Governmental Regulations and Laws
•EHS issues could have a material adverse effect on our business, financial position or results of operations.
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
•The DoW continues to modify its business practices, which could have a material effect on its overall procurement processes and adversely impact our current programs and potential new awards.
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
Risks Related to Our Indebtedness, Financial Condition and Markets
•Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.
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
•If our significant shareholders who received shares of our common stock in the July 5, 2022 (the Closing Date) merger between Vectrus, Inc. (Vectrus) and Vertex Aerospace Services Holding Corp. (Vertex) (Merger) sell their shares, the price of our common stock could be materially affected.
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
Reductions in the number and amounts of new awards, delays in the timing of anticipated awards or potential cancellations of such awards as a result of government appropriations or funding priorities, economic conditions, geopolitical pressures, material and equipment pricing and availability, or other factors could adversely impact our long-term projected financial results. If we are unable to win a particular new contract, we may be prevented from providing the customer the services that are purchased under that contract for a number of years.
Following contract award, we may also encounter significant expense associated with transitioning to a new contract, delay, contract modifications, or the contract may be protested. Any project delays, cancellations, contract modifications or protests could have a material adverse effect on our business, financial condition, results of operations, backlog, revenue recognition timing and cash flows.
In addition, we face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Some of our existing contracts must be recompeted (Recompetes) when the original period of performance ends. Recompetes represent opportunities for competitors to take market share away from us. Recompetes also represent opportunities for our customers to obtain more favorable terms from us that may present finance and performance risk. We may be required to qualify or continue to qualify under multiple award contracts, and it may be more difficult for us to pursue or win future task orders. If we are unable to consistently win new contract awards, or successfully capture Recompetes for our existing contracts, our business and prospects will be adversely affected, and our actual results may differ materially and adversely from those anticipated.
Our profitability or performance could suffer if we are unable to recruit, retain and develop qualified personnel or maintain adequate staffing levels to meet our contract requirements.
Due to the specialized nature of our business, our future performance and rate of growth is highly dependent upon the continued services of our personnel and executive leadership, the development of additional management personnel and the hiring of skilled technical, marketing, sales, and management personnel for our operations. Recruitment of qualified personnel is highly competitive, and we may not succeed in attracting or retaining the qualified personnel we need. We also must manage leadership development and succession planning throughout our business to ensure continuity. The loss of key employees, coupled with an inability to attract new, qualified employees or adequately onboard or train employees, or the delay in hiring key personnel could significantly impact our ability to perform under our contracts and could have an adverse effect on our business, results of operations and financial condition.
In addition, our profitability is affected by how effectively we deploy and utilize our workforce. This includes transitioning employees from completed contracts to new assignments, assimilating new hires, deploying personnel in a timely manner, managing attrition and subcontractor resources, and dedicating time and resources to training, business development, professional development and other non-chargeable activities.
Termination, expiration or non-renewal of our existing U.S. government contracts may adversely affect our business.
Our U.S. government contracts generally are of a finite duration that may range between three and ten years depending on a multitude of factors. The termination, expiration or non-renewal of our existing U.S. government contracts could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations.

The U.S. government may stop work or terminate any of our government contracts, in whole or in part, at any time at its convenience with little or no notice in accordance with federal acquisition regulations. The U.S. government may also terminate our contracts for default if we fail to meet our obligations under a contract. If any of our contracts were terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs incurred on or prior to the termination effective date. If any of our government contracts were terminated for default, generally the customer would pay us only for the work that has been accepted. Moreover, the customer can require us to pay the difference between the original contract price and the cost to re-procure the contract deliverables, net of the work accepted from the original contract. In addition, the U.S. government can also hold us liable for damages resulting from the default.
The expiration, non-renewal or early termination of any government contracts, whether for convenience or default, would adversely affect our current programs and reduce our revenue, earnings and cash flows. A termination for default may also negatively affect our reputation, performance ratings and our ability to win new government contracts, particularly for contracts covering the same or similar types of services, affect our ability to receive extensions on current contracts and complete the full period of performance of such contracts, and may lead to increased litigation costs associated with challenging such early termination.
We derive a significant portion of our revenue from a concentrated number of large contracts, and the loss or material reduction of any of these contracts could have a material adverse effect on our results of operations and cash flows.
Revenue from our largest contract, the Kuwait Task Order under the LOGCAP V contract vehicle, which is expected to extend through June 2030, amounted to approximately $441.6 million, or 9.9% of our revenue for the year ended December 31, 2025. Performance on the Kuwait Task Order began in July 2021. The award was approximately $2.9 billion with an estimated period of performance completion in December 2026.
We expect the Kuwait Task Order under LOGCAP V will continue to have a significant contribution to our revenue. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Contracts in this Annual Report on Form 10-K.
We rely on internal and external information technology systems to conduct our business, and disruption or failure of these systems could adversely affect our business and results of operations.
We continuously utilize, develop, install and maintain a number of information technology systems, including related processes and procedures, both for us and for our customers. Additionally, we utilize and rely on external systems maintained by our service providers, including using a managed service provider (MSP) to administer our systems and servers. We also contract with Software-as-a-Service (SaaS) providers to provide core company services such as for enterprise resource planning (ERP), human capital management, and contract lifecycle management. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, supplier and vendor payment processing, supply chain management and financial reporting. Our IT governance framework currently in place may be inadequate to fully protect against our exposure to cybersecurity threats and other operational disruptions. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business operations and processes.
We continue to integrate a number of IT systems into one and expect to continue to otherwise upgrade and expand our IT system capabilities. If we fail to maintain current and updated systems, we may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, our ability to accurately bill our customers, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.
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
Even if we are qualified to work on a government contract, we may not be able to pursue certain work or be awarded the contract because of existing government policies or preferences designed to assist small businesses and other designated classifications of business. Accordingly, larger or new competitors, alliances among competitors, or competitors designated as small business contractors may emerge that may adversely affect our ability to compete. If we are unable to compete successfully against our current or future competitors, we may experience declines in revenue and market share, which could negatively impact our financial position, results of operations, or cash flows.
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
We recognize revenue from our contracts primarily over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress towards completion. This methodology requires estimates of total contract revenue, total costs at completion, and fees earned on the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. This estimation process, particularly due to the nature of the services being performed, is complex and involves a significant amount of judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. We recognize any adjustment as a result of a change in estimates as additional information becomes known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.

While firm-fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.
Because many fixed-price contracts are long-term and may also involve new technologies, unforeseen events, such as significant inflation, technological difficulties, cost fluctuations, problems with suppliers, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to us. Revenue derived from firm-fixed-price contracts represented approximately 36% of our total revenue for the year ended December 31, 2025. We monitor the impact of rising costs on our active and future government contracts given the current pace of inflation, changes in economic conditions, customer practices, and other geopolitical factors. To date, the Company has not experienced broad-based material increases from inflation or geopolitical hostilities or factors in the costs of its firm-fixed-price, cost-plus and time-and-materials contracts. However, if the geopolitical conditions change or worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from firm-fixed-price, cost-plus and time-and-materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs, customers' clearly defining their requirements, timing for completing the associated projects, supplier quotes as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources needed to perform our contracts or to effectively manage and control our costs or vendors could result in reduced profits or losses. If we incur costs in excess of initial estimates or funding on a contract, we generally seek reimbursement for those costs through requests for equitable adjustments (REAs) or claims to the Contracting Officer, the denial of which may be appealed by some customers to the Armed Services Board of Contracting Appeals, and make assumptions on what we expect to recover in our financial statements, but we may not be able to negotiate full recovery for these costs. In addition, pursuit of any REAs and claims can require significant time and additional costs, including legal fees and expenses, and there is no guarantee that such actions would ultimately be successful.
Uncertainties in the U.S. government defense budget, changes in spending or budgetary priorities or delays in contract awards or collection of our receivables may significantly and adversely affect our financial performance and limit our growth prospects.
Our contracts and revenue primarily depend upon the U.S. DoW budget, which is subject to the congressional budget authorization and appropriations process and is difficult to predict. The U.S. Congress usually appropriates funds for a given program on an October 1 to September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. Impacts on DoW budgets are a function of many factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, the federal debt ceiling, current and future economic conditions, presidential administration and congressional priorities, government shutdowns, such as the 2025 U.S. federal government shutdown, continuing resolutions, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. For a discussion on the 2025 U.S. federal government shutdown, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Economic Opportunities, Challenges and Risks in Item 7 of this Annual Report on Form 10-K. Any of these factors could result in a significant redirection of current and future DoW budgets and impact our future operations and cash flows. Such factors may have a direct bearing on our new business opportunities as well as on whether the U.S. government will exercise its options for services under existing contracts, thus affecting the timing and volume of our business.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoW budgetary priorities, reduce DoW spending or delay contract or task order awards for defense-related programs. A reduction in U.S. government defense spending, changing defense spending priorities or delays in contract or task order awards could potentially reduce our future revenue, earnings and cash flow and have a material impact on our business.
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
We derive 96% of our revenue from work performed under U.S. government contracts, primarily the DoW, either as a prime contractor or as a subcontractor to other contractors engaged in work for the U.S. government. For the year ended December 31, 2025, we generated approximately 41% of our total revenue from the U.S. Army. Our reputation and relationship with the U.S. government, and in particular with the branches and agencies of the DoW, are key factors in maintaining and growing this revenue. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, alleged violations of labor trafficking laws, conflicts of interest, termination of a contract or task order, poor contract performance, deficiencies in services, reports or other deliverables, information security breaches, business system disapprovals, or other aspects of our business, regardless of accuracy, could harm our reputation. If our reputation is negatively affected, we may lose our ability to conduct business in a foreign country (e.g., loss of business license), lose a required security clearance, or if we are suspended or debarred from contracting with government agencies or any branch of the DoW, our revenue and growth prospects could be adversely impacted.
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
As we previously disclosed, we discovered a cybersecurity incident in which an unauthorized third party accessed our internal IT systems. We have determined that the unauthorized third party removed certain data from the Company’s IT systems. Although the Company's investigation is ongoing, as of the date of this filing, the Company believes that the incident has not had a material adverse effect on the Company's financial condition or results of operations.
We and our suppliers face a continual risk associated with security events or disruptions described above, as attack vectors and technologies advance in sophistication, including from emerging technologies, such as artificial intelligence or machine learning technologies (collectively, AI), including third-party AI tools. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In connection with the information technology and network communications services that we provide to our customers, we also may encounter cybersecurity threats at customer sites that we operate. We face an added risk of a security event or other significant disruption of our information technology systems and related systems that we develop, install, operate and maintain for our customers, which may involve managing and protecting controlled unclassified information relating to national security and other sensitive government functions or personally identifiable or protected health information.

In addition to the security risks listed above, we are also subject to other systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. Many of our systems reside within cloud service environments which present various risks, including platform and software as a service providers’ inability to identify or quantify, in a timely manner, specific problems that affect the business functions which impact V2X.
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
Any of the foregoing cybersecurity risks could materially and adversely affect our business, financial condition or operations, and our insurance and other risk mitigation mechanisms may not be sufficient to recover the costs.
Our contract sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment or effectively respond to the impacts of pandemics in our workplaces could result in employee exposures, injuries, or deaths, environmental disasters, reduced profitability, the loss of projects or customers and possible exposure to litigation.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, and highly regulated materials. Furthermore, global pandemics could introduce additional risks to our worksites requiring additional policies and procedures. Although we have safety procedures in place, if we fail to implement them, or if the procedures we implement are ineffective or insufficient, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment, as well as the nature of the environment in which we conduct business, could result in employee exposures, injuries, or deaths, environmental disasters, reduced profitability, or the loss of projects or customers, any of which could have a material adverse impact on our business, financial condition, results of operations and reputation.
We work in international locations where there are high security risks, which could result in harm to our employees and contractors and the incurrence of substantial costs.
Some of our services, including those using subcontractors, are performed in high to moderate risk locations, including but not limited to the Middle East and certain parts of Europe, Asia and South America, where the country, region or surrounding areas may have unstable governments, or in areas of military conflict, or hostile and unstable environments, including war zones, or at military installations. Political or economic instability, international security concerns and geopolitical conflict or global hostilities in countries where we provide services and products may increase the risk of an incident resulting in damage or destruction to our work or living sites or our inability to meet contractual obligations or resulting in injury or loss of life to our employees, subcontractors or other third parties. Our insurance coverage may not be adequate to cover these claims and liabilities and we may be forced to bear substantial costs arising from those claims. The impact of these factors is difficult to predict, but any one or more of them could adversely affect our financial position, results of operations or cash flows.
A significant portion of our workforce is represented by labor unions and conducting business internationally, and our business could be harmed in the event of a prolonged work stoppage.
As of December 31, 2025, approximately 4,800 of our employees, or approximately 30% of our employee base were unionized. We have 60 collective bargaining agreements with labor unions. We cannot predict how stable our union relationships will be or whether we will be able to successfully renew or negotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. In addition, the presence of unions may limit our flexibility in managing our workforce needs. Labor actions, including strikes, work stoppages, or even the threat of work stoppages by our union employees or implementation of a work stoppage contingency plan, and our failure to obtain favorable labor contract terms during negotiations, may disrupt our operations, negatively impact our ability to provide services to our customers on a timely basis, and result in higher labor costs, which could in turn negatively impact our reputation, results of operations and financial condition.
Our business operations are also subject to additional risks associated with conducting business internationally, including, without limitation:
•Political instability in foreign countries;
•Terrorist activity by various groups or security threats in regions in which we operate;
•Imposition of inconsistent foreign laws, regulations or policies or changes in or interpretations of such laws, regulations or policies;

•Currency exchange controls, fluctuations of currency and foreign exchange rates, and currency revaluations;
•Conducting business in places where local laws, business practices and customs may be unfamiliar or unknown; and
•Imposition of limitations on or increases in withholding and other taxes on payments by foreign operations.
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
Our earnings and margins depend, in part, on supplier performance.
We rely on third-party suppliers, including subcontractors and vendors, to perform some of the services that we provide to our customers and to provide and produce materials and integrated components that are used to perform some of the services that we provide to our customers. Disruptions or performance problems caused by our suppliers could have an adverse effect on our ability as a prime contractor or higher tier subcontractor to meet our commitments to customers. We may have disputes with our suppliers arising from, among other things, the quality and timeliness of products they produce for us, work performed by the supplier, customer concerns about the supplier, our failure to extend existing task orders or issue new task orders under a subcontract, proper invoicing, cost reasonableness, allocability, allowability, adjustments to the scope of the supplier’s work, or the supplier’s failure to comply with applicable law or regulations. Uncertain economic conditions heighten the risk of financial stress of our suppliers, which could adversely impact their ability to meet their contractual requirements to us. If any of our suppliers fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations may be jeopardized. Significant losses could arise in future periods and supplier performance deficiencies could result in our termination for default.
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

Misconduct of our employees, suppliers, agents, prime contractors or business partners could cause us to sustain financial or criminal penalties, lose customers and could have a material adverse impact on our business and reputation, adversely affecting our ability to obtain new contracts.
Misconduct, fraud or other improper activities by our employees, suppliers, agents, prime contractors or business partners could have a material adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state, local or foreign government procurement regulations, regulations regarding the protection of classified or personal information, legislation regarding the pricing of labor and other costs in government contracts, regulations pertaining to the internal controls over financial reporting, laws and regulations relating to environmental matters, bribery of foreign government officials, lobbying or similar activities, boycotts, antitrust and any other applicable laws or regulations. Misconduct involving data security lapses or inadequate cybersecurity protections resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Although we have implemented internal policies, procedures, controls and training that are designed to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Misconduct by any of our employees, subcontractors, agents, prime contractors or business partners or our failure to comply with applicable laws or regulations or with applicable internal policies, procedures and controls could create a deficiency in internal controls over financial reporting, subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future financial results.
Our success depends, in part, on our ability to work with and manage complex and rapidly changing technologies to meet the needs of our customers.
We design and develop technologically advanced products and services that are applied in various multi-domain environments. The needs of our customers change and evolve regularly, particularly in light of complex and rapidly evolving technologies, such as AI. AI may be utilized across various functional areas, integrated into some of our business operations, or may be used in the development of our solutions or products.
While these applications are designed to enhance efficiency and optimize decision-making, the implementation and use of AI are not without risk. AI algorithms may be flawed and datasets used to train AI systems may be insufficient, of inferior quality, or contain biased information. If we deploy AI solutions that are deficient, inaccurate, biased or solutions that are more controversial than we anticipate, our customers may seek redress, and we may experience operational inefficiencies. This could lead to competitive harm, which may adversely affect our customer relationships, reputation, business or financial results. Our use of AI solutions could be subject to regulatory action or legal liability, especially as global AI regulatory frameworks emerge, including the European Union (EU) AI Act and applicable U.S. federal regulations. Our success will depend on our ability to comply proactively with laws and contractual obligations governing the use of AI, ensure cybersecurity protections, preserve data privacy, and safeguard classified and export-controlled information.
To remain competitive, we depend upon our ability to identify emerging technological trends, market, develop and manage technologically advanced and cost-effective products and services, and proactively monitor legal, operational, and regulatory developments. Our success also depends on our continued access to suppliers of important technologies and components. If we are unable to develop, implement and manage these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that other competitors will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.
We may pursue acquisitions and other investments that involve numerous risks and uncertainties.
We have and may in the future selectively pursue strategic mergers and acquisitions and other investments. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could affect our operating results for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. If we engage in such transactions, we may incur significant transaction and integration costs and have difficulty integrating personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the transactions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs. In addition, we may assume material risks and liabilities in an acquisition, including liabilities that are unknown as of the time of the acquisition. Such transactions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, perform poorly, subject us to liabilities, and increase our risk of litigation, all of which could harm our business.

We depend on our teaming relationships with other contractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenue, profitability and growth prospects could be adversely affected.
We rely on our teaming relationships with other prime contractors or subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services provided by us and the other companies will help us to win and perform the contract. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract.
We may be required to contribute additional funds to meet any present or future underfunded benefit obligations associated with multiemployer pension plans in which we participate.
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to represent workers of various unrelated companies. Certain collective bargaining agreements require us to contribute to their various multiemployer pension plans. For the year ended December 31, 2025, we contributed $18.8 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption or other mitigating circumstance, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption or other mitigating circumstance, we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results.
Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims as described under Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, such claims or litigation could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. In addition, any securities litigation that we could encounter as a publicly traded company could be costly, divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.
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

RISKS RELATED TO GOVERNMENTAL REGULATIONS AND LAWS
EHS issues could have a material adverse effect on our business, financial position or results of operations.
We are subject to federal, state, local, and foreign EHS laws and regulations, including those governing: climate-related change; air emissions; discharges to water; the management, storage, transportation and disposal of hazardous wastes, petroleum, and other regulated substances; the investigation and cleanup of contaminated property; and the maintenance of a safe and healthy workplace for our employees, contractors, and visitors. These laws and their implementing regulations can impose certain operational controls for minimization of pollution, permitting, training, recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances into the environment, result in facility shutdowns to address violations, or require costs to remediate sites to which we sent regulated substances for disposal. Violations of these laws and regulations can cause significant delays and add additional costs to a project. We have incurred and will continue to incur operating, maintenance and other expenditures as a result of EHS laws and regulations. Past business practices at companies that we have acquired may also expose us to future unknown EHS liabilities.
We are subject to laws and regulations related to climate-related change. The State of California has enacted new climate change disclosure requirements, including emissions requirements. In addition, while not currently applicable to V2X, the EU Corporate Sustainability Reporting Directive requires expansive disclosures on various sustainability topics, and the SEC has adopted climate change rules that could impact the Company in the future. We are currently monitoring our obligations under the California law, but we expect that any required compliance with climate-related or other sustainability-related laws and regulations could result in substantial compliance costs, including monitoring and reporting costs. Noncompliance with these laws or regulations may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations.
Any new developments such as the adoption of new EHS laws and regulations could result in material costs and liabilities that we currently do not anticipate and could increase our expenditures and also materially adversely affect our business, financial position or results of operations.
As a U.S. government contractor, we are subject to a number of procurement laws and regulations and could be adversely affected by changes in regulations or our failure to comply with these regulations.
We operate in a highly regulated environment and must comply with many significant procurement regulations, executive orders and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. The administration recently signed the "Prioritizing the Warfighter in Defense Contracting" executive order that if applied to us could affect our business operations. If any such regulations or procurement requirements change, our costs of complying with them could increase and therefore reduce our margins. Some significant statutes and regulations that affect us include:
•The FAR and department or agency-specific regulations that implement or supplement the FAR, such as the DoW’s DFARS, which regulate the formation, administration and performance of U.S. government contracts;
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
We are subject to the DoW Cybersecurity Maturity Model Certification (CMMC) requirements, which require contractors that process, store, or transmit Covered Defense Information (CDI) on their information technology systems to self-assess or receive specific third-party certifications relating to specified cybersecurity standards to be eligible for contract awards. We have achieved CMMC Level 2 self-assessment and are evaluating our readiness and preparing for the CMMC certifications, but to the extent we are unable to achieve the correct level of assessment or certification in advance of contract awards that specify the requirement in the future, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoW, depending on the level of standard as required for each solicitation, which could adversely impact our business, financial condition and results of operations. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
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
The DoW continues to modify its business practices, which could have a material effect on its overall procurement processes and adversely impact our current programs and potential new awards.
The DoW continues to pursue various initiatives designed to gain efficiencies and to focus and enhance business practices. These initiatives and resulting changes, such as increased usage of firm-fixed-price contracts, where we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses, multiple award IDIQ contracts and small and disadvantaged business set-aside contracts, have an impact on the contracting environment in which we do business. Any of these changes could impact our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. These initiatives, such as IDIQ contracts, continue to evolve, and the full impact to our business remains uncertain and subject to the way the DoW implements them. As a result of these initiatives, our profit margins on future contracts may be reduced and may require us to make sustained efforts to reduce costs in order to realize revenue and profits under our contracts. If we are not successful in reducing the amount of costs we incur, our profitability on our contracts will be negatively impacted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue, profitability and prospects.

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
Our U.S. government contracts operating internationally represented approximately 42% of total revenue for the year ended December 31, 2025. We are subject to a variety of U.S. and foreign laws and regulations, including, without limitation, business compliance, tax and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. We also employ international personnel and engage with foreign subcontractors and labor brokers, which requires compliance with numerous foreign laws and regulations related to labor, benefits, taxes, insurance and reporting requirements, among others, such as the EU General Data Protection Regulation (GDPR). Failure by us or our subcontractors or vendors to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, suspension or debarment from government contracts, any of which could have a material adverse effect on us.
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
A DFARS rule allows withholding of a percentage of payments when a contractor’s business system, including its accounting, purchasing, government property, estimating, and related business systems, has one or more significant deficiencies. The DFARS rule applies to CAS-covered contracts that have the DFARS clause in the contract terms and conditions. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up to 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency as defined by the DoW is a “shortcoming in the system that materially affects the ability of officials of the DoW to rely upon information produced by the system that is needed for management purposes.” If we have significant deficiencies and contract payments are withheld, our revenue and financial position may be adversely affected.
We are subject to certain data privacy regulations, which expose us to certain risks if we do not comply with these requirements.
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. Additionally, datasets used to train or develop AI may also contain personal data or other protected information or third-party content for which insufficient rights have been obtained. The collection and use or integration of personal data is subject to various U.S. federal and state privacy and data security laws and regulations. Outside of the U.S., many countries have privacy and data security laws and regulations concerning the collection and use of personal data, including but not limited to, the EU’s GDPR. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, enforcement of such laws and regulations is increasing and the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, including the use of AI, all of which can make compliance challenging and costly, may expose us to related risks and liabilities and could negatively impact our business and financial condition.
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
As of December 31, 2025, we had approximately $1.1 billion of aggregate debt outstanding, which consists of the First Lien Term Facility and the 2023 Revolver and Term Loan. See Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
Borrowing under the secured credit facilities are at variable rates of interest and will expose us to interest rate risk. As of December 31, 2025, we had approximately $1.1 billion of aggregate debt outstanding under our secured credit facility. Given the unpredictable interest rate environment, if interest rates continue to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed would remain the same, and our ability to generate cash from operations and other cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
To reduce interest expense volatility, we entered into $450.0 million of interest rate swaps as of December 31, 2025. We may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk. See Note 10, Derivative Instruments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

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
As of December 31, 2025, our goodwill was approximately $1.7 billion, which represented approximately 51.1% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. See Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. Because of the significance of our goodwill, any future impairment of this asset could have a material adverse effect on our results of operations.
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
As of December 31, 2025, our total backlog was $11.1 billion, which included $2.3 billion in funded backlog. We may not realize the full amount of our backlog as revenue, particularly unfunded backlog and future services where the customer has an option to decline our continued services under a contract. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. Our receipt of revenue, and the timing and amount of revenue under contracts included in our backlog are subject to various contingencies, many of which are beyond our control, including congressional appropriations. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to recognize revenue timely under the contracts included in our backlog. Furthermore, the actual receipt of revenue from contracts included in our backlog may never occur or may be delayed because:
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
We are subject to various taxes, including but not limited to income, gross receipts and payroll withholding taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision or benefit for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation and enforcement, could result in higher or lower taxes assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting our tax expense and profitability. See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. Additionally, changes in the geographic mix of our revenue, including certain additional foreign taxes resulting from the Merger, could also impact our tax liabilities and affect our overall tax expense and profitability.
RISKS RELATED TO OUR SECURITIES
Our stock price may be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile due to a number of factors, including the volatility of the stock market in general, uncertainty related to major contract awards, the budgetary and political climate, and overall trading liquidity. The closing price of our stock varied from a low of $42.05 to a high of $61.81 in 2025. Because of this volatility, investors in our stock may experience a decline in the value of their investment or may not be able to sell their common stock at or above the price paid for the shares.
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
During 2025, our significant shareholders who received shares of our common stock in connection with the Merger sold some of their shares decreasing their ownership in the Company from approximately 45% to 16.1%. If they choose to sell a significant number of additional shares, such sales could have a material impact on the market price for our common stock.
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
We do not currently plan to pay dividends on our common stock. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors (the Board). Our Board may consider such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board may deem relevant.
Additionally, our indebtedness could have important consequences for holders of our common stock. If we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our ability to pay dividends, if so determined by the Board, will be impaired. In addition, the terms of the agreements governing our current debt limit the payment of dividends and debt that we may incur in the future may also limit the payment of dividends.
Anti-takeover provisions in our organizational documents and Indiana law could delay or prevent a change in control.
Certain provisions of our amended and restated articles of incorporation and our second amended and restated by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the amended and restated articles of incorporation and the second amended and restated by-laws, among other things, provide for a classified board, do not permit shareholders to convene special meetings or to remove our directors other than for cause, limit our shareholders' ability to fill vacancies on our Board and impose advance notice requirements for shareholder proposals and nominations of Directors to be considered at meetings of shareholders. In addition, the amended and restated articles of incorporation authorize our Board to issue one or more series of preferred stock without further action by our shareholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Indiana law also imposes restrictions on mergers and other business combinations between any beneficial holder of 10% or more of our outstanding common stock and us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company’s Board through its audit committee (Audit Committee) is responsible for overseeing the Company’s risk management program. The Company integrates cybersecurity risk management into its broader risk management framework to ensure that cybersecurity considerations form an integral part of our risk management program. Our Information Technology department works closely with the risk management team to evaluate and address cybersecurity risks. The Company’s cybersecurity strategy and risk management processes align with the National Institute of Standards and Technology (NIST) and CMMC governance requirements and cybersecurity framework. For additional information on CMMC requirements, see Item 1A. Risk Factors - Our business is subject to audits, reviews, cost adjustments, and investigations by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects in this Annual Report on Form 10-K.
Cybersecurity Risk Management Strategy
Identification, Response and Reporting: The Company has adopted a cyber incident response procedure to primarily:
•assess, identify and manage material cybersecurity threats and incidents;
•comply with our contractual obligation to safeguard CDI; and
•report on cyber incidents in accordance with the relevant DFARS.
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
Risks from Cybersecurity Threats
Our top cybersecurity threats include phishing, smishing, business email compromise, ransomware, system & human errors, and malware. These types of attacks could have a material impact on the Company. As we previously disclosed, during 2025 we discovered a cybersecurity incident in which an unauthorized third party accessed our internal IT systems. We have determined that the unauthorized third party removed certain data from the Company's IT systems. Upon detecting the incident, the Company promptly took steps to respond to the incident with the assistance of leading external cybersecurity experts and in cooperation with federal law enforcement authorities. Although the Company's investigation is ongoing, as of the date of this filing, the Company believes that the incident has not had a material adverse effect on the Company's financial condition or results of operations. The Company maintains a comprehensive cybersecurity insurance policy, which we expect will cover most costs associated with incident response and forensic investigations, as well as business disruptions, legal actions and regulatory fines, if any, subject to policy limits and deductibles. For additional information, see Item 1A. Risk Factors - We rely on our information and communications systems in our operations. Security breaches, cybersecurity attacks, and other disruptions could adversely affect our business and results of operations in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
We have 349 locations in 49 countries and territories on seven continents. Our contract performance typically occurs on the government customer’s facility. Our material locations are the corporate headquarters office located at 2100 Reston Parkway, Suite 300, Reston, Virginia and operations offices located at: 2424 Garden of the Gods Road, Colorado Springs, Colorado; 555 Industrial Drive, Madison, Mississippi; and 6125 East 21st Street, Indianapolis, Indiana. These properties are used by our sole operating segment. Our Reston, Colorado Springs, Madison and Indianapolis leased locations have approximately 27,428, 64,335 164,000, and 928,000 square feet, and expire in 2032, 2028, 2030 and 2026 (subject to renewal), respectively. We consider the properties that we lease to be in good condition and generally suitable for the purposes for which they are used.
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
See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK – MARKET INFORMATION, HOLDERS AND DIVIDENDS
Our common stock is traded on the NYSE under the symbol “VVX". Our common stock started trading on the NYSE in September 2014. As of February 18, 2026, there were approximately 3,179 stockholders of record and 31.2 million outstanding shares of common stock.
To date, we have not declared or paid any dividends on our common stock. The declaration and payment of dividends by us are subject to the discretion of our Board and depend on many factors including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. In deciding whether to pay future dividends on our common stock, our Board may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, debt levels and requirements, income tax consequences, applicable law and such other factors as our Board may deem relevant. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in this Annual Report on Form 10-K for further information. For a discussion of restrictions on the payment of dividends under our credit agreement, see Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
For a discussion of the securities authorized under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K, which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Shareholders.
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchases during the three months ended December 31, 2025 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Maximum dollar value of shares that may yet be purchased under the plans or programs
September 27, 2025 to October 24, 2025	—	—	—	$90,000
October 25, 2025 to November 21, 2025	363,638	$55	363,638	$70,000
November 22, 2025 to December 31, 2025	—	—	—	$70,000
Total	363,638	$55	363,638	$70,000
1On May 12, 2025, we announced that our Board authorized the repurchase of up to $100.0 million of our common stock subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions. The authorization expires on May 12, 2028.

STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total shareholder return of our common stock to the returns of the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index from December 31, 2020 through December 31, 2025 with data points as of December 31 for the years shown. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 as amended (Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph assumes that $100 had been invested in V2X common stock, the Russell 2000 Index and the S&P Aerospace & Defense Select Industry Index on December 31, 2020 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$220
$200
$180
$160
$140
$120
$100
$80
$60
2020
2021
2022
2023
2024
2025
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
The forward-looking statements included or incorporated by reference in this report are subject to additional risks and uncertainties further discussed under Item 1A. Risk Factors and are based on information available to us on the filing date of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets, including potential changes or uncertainty arising from the U.S. president and administration; government regulations and compliance therewith, including changes to the DoW procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities and tariffs; our suppliers' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce and unions; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems, including ERP and business systems; changes in GAAP; and other factors described in Item 1A. Risk Factors and elsewhere in this report and described from time to time in our future reports filed with the SEC.
Overview
V2X is a leading provider of critical mission solutions primarily to defense customers globally. The Company operates as one segment and offers a broad suite of capabilities including multi-domain high impact readiness, integrated supply chain management, assured communications, mission solutions, and platform renewal and modernization to national security, defense, civilian, and international customers.
Our primary customer is the U.S. DoW. For the years ended December 31, 2025, 2024 and 2023, the Company had total revenue of $4.5 billion, $4.3 billion and $4.0 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the years ended December 31, 2025, 2024 and 2023, we generated approximately 41%, 43% and 41%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $157.9 million, or 3.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Revenue increased primarily due to the ramp up of several programs. Revenue from our programs in the U.S. increased by $220.6 million, partially offset by a decrease in revenue from our programs in the Middle East, Asia, and Europe of $48.1 million, $13.9 million, and $0.7 million, respectively, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Operating income for the year ended December 31, 2025 was $194.3 million, an increase of $35.1 million or 22.0%, compared to the year ended December 31, 2024. Operating income increased primarily due to the ramp up of several programs, the conclusion of a non-recurring contractual commitment, decreased Selling, General, & Administrative (SG&A) expenses, and favorable contract mix.
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

We recorded income tax expense of $23.0 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively, which represent effective income tax rates of 22.8% and 10.7%, respectively. See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Further details related to consolidated financial results for the year ended December 31, 2025, compared to the year ended December 31, 2024, are contained in the Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Financial Results section in this Annual Report on Form 10-K. Details related to consolidated financial results for the year ended December 31, 2024, compared to the year ended December 31, 2023 are contained in the Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Financial Results section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, electronically filed with the SEC on EDGAR on February 24, 2025.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Years Ended December 31,
Contract Name	2025	2024	2023
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	9.9%	10.4%	12.0%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is currently exercised through June 30, 2026. On April 17, 2025, the U.S. Department of the Army announced that it will extend the current period of performance for the various task orders under the LOGCAP V, including the Kuwait Task Order, which could be extended through June 2030. The LOGCAP V - Kuwait Task Order provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. The LOGCAP V - Kuwait Task Order contributed $441.6 million and $450.3 million of revenue for the years ended December 31, 2025 and 2024, respectively.
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
Total backlog decreased by $1.4 billion in the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the timing of new awards offset by recognition of revenue. The following is a summary of funded and unfunded backlog:

	As of December 31,
(in millions)	2025	2024
Funded backlog	$2,303	$2,251
Unfunded backlog	8,813	10,251
Total backlog	$11,116	$12,502

Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $4.5 billion during the year ended December 31, 2025, which was an increase of $0.7 billion compared to the year ended December 31, 2024. The increase was due to timing of awards.
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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. The DoW FY 2026 base budget request is approximately $848 billion, which does not include the mandatory funding contained in the One Big Beautiful Bill Act (OBBBA). The OBBBA was signed into law by the President on July 4th, 2025, and allocates approximately $150 billion in mandatory funds to support defense and national security priorities. Of the $150 billion in OBBBA appropriations, approximately $113 billion was aligned to the FY 2026 DoW budget. See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion relating to the OBBBA.
Annual appropriations for FY 2026 were not completed on time and, as such, on October 1, 2025, the U.S. government entered a shutdown, which ended on November 12, 2025. While we did not experience a material impact from the U.S. government shutdown, if the shutdown had continued for an extended period of time, it could have resulted in significant consequences for our company, employees, customers, suppliers and our industry. It could have also resulted in material impacts to our financial position, results of operations, bookings, backlog, and/or collections and cash flows. On February 3, 2026, the President signed into law, H.R. 7148, the “Consolidated Appropriations Act, 2026,” to end a partial government shutdown and fund the DoW and other federal agencies through FY 2026. The defense funding bill includes approximately $839 billion in appropriations, which is approximately $8 billion above the Pentagon’s budget request.
While the Administration has announced their proposal for a significant increase in defense spending in FY 2027, we anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, Congress, the debt ceiling, the global security environment, inflationary pressures, and other macroeconomic conditions. The result may shift funding priorities, which could have material impacts on our programs and defense spending broadly. Additionally, the Administration continues to assess government-wide procurement, staffing, and support activities, including the evaluation of mission priorities, acquisition methods, contract performance, and other factors, which could result in potential actions. Those actions remain uncertain and could result in impacts to our current and future financial performance and business prospects.
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

The information provided above does not represent a complete list of trends and uncertainties that could impact the Company's business in either the near or long-term and should be considered along with the risk factors identified under the caption “Risk Factors” identified in Part 1, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and the matters identified under the caption “Forward-Looking Statement Information" herein.
2025 Secondary Public Offerings
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
On November 12, 2025, we entered into an underwriting agreement (the November 2025 Underwriting Agreement), by and among the Company, the Selling Shareholder and the Underwriter, relating to the public offering (the November 2025 Offering) of 2,250,000 shares of common stock by the Selling Shareholder. The November 2025 Offering closed on November 13, 2025. In connection with the November 2025 Offering, we purchased from the Underwriter 363,638 shares of common stock that were subject to the November 2025 Offering at a price per share equal to the price per share paid by the Underwriter to the Selling Shareholder in the November 2025 Offering. We did not sell any securities in the November 2025 Offering and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder. Following the closing of the November 2025 Offering, Selling Shareholder and certain affiliates owned approximately 18.7% of the Company’s outstanding common stock for purposes of the V2X Shareholders Agreement dated July 22, 2022 between the Selling Shareholder and the Company (the Shareholders Agreement). As a result, the Shareholders Agreement automatically terminated. The Selling Shareholder and certain affiliates owned approximately 16% of the Company's outstanding common stock as of December 31, 2025.
2024 Secondary Public Offerings
On September 4, 2024 and November 12, 2024, we entered into underwriting agreements (the 2024 Underwriting Agreements), by and among the Company, the Selling Shareholder and Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Robert W. Baird & Co. Incorporated, as representatives to several underwriters named therein (the 2024 Underwriters), relating to the public offering of a total of 4,500,000 shares of common stock by the Selling Stockholder (the 2024 Secondary Offerings) and up to a total of 675,000 additional shares of common stock (the Option Shares) by the Selling Shareholder at the 2024 Underwriters’ option at any time on or before the 30th day after the date of the applicable 2024 Underwriting Agreement (the Options, and together with the 2024 Secondary Offerings, the 2024 Offerings). The 2024 Secondary Offerings closed on September 6, 2024 and November 14, 2024, respectively. The Company did not sell any securities in the 2024 Secondary Offerings and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder.
On September 11, 2024, the 2024 Underwriters notified the Company and the Selling Shareholder that they had elected to exercise the Option with respect to the September 2024 Secondary Offering for 300,000 Option Shares. The offering of these Option Shares closed on September 12, 2024. All of these Option Shares were sold by the Selling Shareholder. The Company did not receive any of the proceeds from the sale of these Option Shares by the Selling Shareholder.
During the years ended December 31, 2025 and 2024, we incurred costs of $0.5 million and $0.7 million, respectively, in connection with the secondary offerings. These are accounting and legal fees, and the costs are included within selling, general, and administrative expenses on our Consolidated Statements of Income (Loss).

DISCUSSION OF FINANCIAL RESULTS
Selected financial highlights are presented in the table below:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Revenue	$4,480,038	$4,322,155	$157,883	3.7%
Cost of revenue	4,106,656	3,979,193	127,463	3.2%
% of revenue	91.7%	92.1%
Selling, general and administrative expenses	179,112	183,758	(4,646)	(2.5)%
% of revenue	4.0%	4.3%
Operating income	194,270	159,204	35,066	22.0%
Operating margin	4.3%	3.7%
Loss on extinguishment of debt	(2,527)	(1,998)	(529)	26.5%
Interest expense, net	(79,909)	(107,900)	27,991	(25.9)%
Other expense, net	(10,931)	(10,465)	(466)	4.5%
Income before taxes	100,903	38,841	62,062	159.8%
% of revenue	2.3%	0.9%
Income tax expense	23,021	4,157	18,864	453.8%
Effective income tax rate	22.8%	10.7%
Net income	$77,882	$34,684	$43,198	124.5%
Revenue
Revenue increased by $157.9 million, or 3.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Revenue increased primarily due to the ramp up of several programs. Revenue from our programs in the U.S. increased by $220.6 million, partially offset by a decrease in revenue from our programs in the Middle East, Asia, and Europe of $48.1 million, $13.9 million, and $0.7 million, respectively.
Cost of Revenue
Cost of revenue increased by $127.5 million, or 3.2%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to the increase in revenue.
Selling, General & Administrative Expenses
SG&A expenses decreased by $4.6 million, or 2.5%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to lower integration-related costs.
Operating Income
Operating income increased by $35.1 million, or 22.0%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Operating income as a percentage of revenue was 4.3% for the year ended December 31, 2025, compared to 3.7% for the year ended December 31, 2024. The increase in operating income was primarily due to the ramp up of several programs, the conclusion of a non-recurring contractual commitment, decreased SG&A expenses, and favorable contract mix.
For the years ended December 31, 2025 and 2024, aggregate cumulative adjustments increased operating income by $19.2 million and $24.8 million, respectively. The aggregate cumulative adjustments for the years ended December 31, 2025 and 2024 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $2.5 million loss on extinguishment of debt for the year ended December 31, 2025 and a $2.0 million loss on extinguishment of debt for the year ended December 31, 2024. For further discussion see Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Expense, Net
Interest expense, net for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,		Change
(In thousands, except for percentages)	2025	2024	$	%
Interest income	$2,435	$1,260	$1,175	93.3%
Interest expense	(82,344)	(109,160)	26,816	(24.6)%
Interest expense, net	$(79,909)	$(107,900)	$27,991	(25.9)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $28.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in our debt balance and reduced interest rates resulting from both the January 2, 2025 amendment to the First Lien Credit Agreement and the March 31, 2025 amendment to the 2023 Credit Agreement. For further discussion of these amendments see Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other Expense, Net
For the years ended December 31, 2025 and 2024, other expense, net is primarily comprised of purchase discount fees, net of servicing fees, of $11.2 million and $10.5 million, respectively, related to the sale of accounts receivable through the Master Accounts Receivable Purchase Agreement (MARPA Facility). For a discussion of the MARPA Facility, see Note 17, Sale of Receivables, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
In addition, for the year ended December 31, 2024, we incurred a $2.2 million impairment charge on a non-operating, long-lived asset, primarily due to a decreased fair market value, and a $2.2 million net gain from acquisitions. For the year ended December 31, 2025, there were no impairment charges on non-operating, long-lived assets and no net gains from acquisitions.
Income Tax Expense
We recorded income tax expense of $23.0 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively, which represented effective income tax expense rates of 22.8% and 10.7%, for the respective years. The difference between the effective income tax rate and U.S. statutory rate for the year ended December 31, 2025 was primarily due to state taxes, foreign taxes and nondeductible expenses, partially offset by the release of prior year uncertain tax positions and tax credits. The difference between the effective income tax rate and the U.S. statutory rate for the year ended December 31, 2024 was due to increased non-deductible compensation, foreign tax expenses and state income tax expenses, partially offset by the release of prior year uncertain tax positions and credits. For additional information, see Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Our major sources of funding for 2026 and beyond are expected to be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, credit facilities, and access to capital markets. When necessary, our revolving credit facility and MARPA Facility are available to satisfy short-term working capital requirements. See Note 9, Debt, and Note 17, Sale of Receivable, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
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

On January 2, 2025 the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche as in effect immediately prior to the amendment (the Existing Term Loans). See Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replace or refinance in full all the existing term loans outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replace or refinance in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. See Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
As of December 31, 2025, the carrying value of the First Lien Credit Agreement was $890.8 million, excluding deferred discount and unamortized deferred financing costs of $23.9 million. The estimated fair value of the First Lien Credit Agreement as of December 31, 2025 was $896.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of December 31, 2025, there were no outstanding borrowings and $21.5 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $478.5 million as of December 31, 2025. Unamortized deferred financing costs related to the 2025 Revolver of $4.0 million are included in other non-current assets in the Consolidated Balance Sheets as of December 31, 2025. As of December 31, 2025, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of December 31, 2025, the carrying value of the 2025 Term Loans was $233.0 million, excluding unamortized deferred financing costs of $1.7 million. The estimated fair value of the 2025 Term Loans as of December 31, 2025 was $233.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2). For additional discussion of the Company’s indebtedness, see Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
The cash presented on the Consolidated Balance Sheets consists of cash held by our wholly owned U.S. and international subsidiaries. Approximately $39.9 million of our $369.0 million in cash, cash equivalents and restricted cash as of December 31, 2025 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. The Company determines its DSO by calculating the number of days necessary to exhaust its ending accounts receivable balance based on its most recent historical revenue. DSO was 57 days as of both December 31, 2025 and 2024.
The following table sets forth net cash provided by (used in) operating, investing and financing activities.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities	$181,992	$254,237	$187,968
Investing activities	(29,584)	(28,650)	(22,649)
Financing activities	(51,480)	(24,499)	(211,023)
Foreign exchange[1]	(255)	(5,418)	2,288
Net change in cash, cash equivalents and restricted cash	$100,673	$195,670	$(43,416)
[1] Impact on cash balances due to changes in foreign exchange rates.

Net cash provided by operating activities for the year ended December 31, 2025 consisted of non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $139.5 million, net income of $77.9 million, and net proceeds from the sale of receivables through the MARPA Facility of $57.8 million, partially offset by net cash outflows in working capital accounts of $70.3 million and other long-term assets and liabilities of $23.0 million.
Net cash provided by operating activities for the year ended December 31, 2024 consisted of non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $149.4 million, net proceeds from the sale of receivables through the MARPA Facility of $146.2 million, and net income of $34.7 million, partially offset by net cash outflows in other long-term assets and liabilities of $54.2 million and working capital accounts of $21.9 million.
Net cash used in investing activities for the year ended December 31, 2025 consisted of $27.5 million for the acquisition of businesses and $2.1 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the year ended December 31, 2024 consisted of $16.9 million for the acquisition of businesses and $11.7 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities for the year ended December 31, 2025 primarily consisted of revolver repayments of $662.5 million, purchases of treasury stock of $30.0 million, repayments of long-term debt of $15.0 million, payments for debt issuance costs of $3.9 million, and payments for employee withholding taxes on stock-based compensation of $3.1 million, partially offset by proceeds from the revolver of $662.5 million.
Net cash used in financing activities for the year ended December 31, 2024 primarily consisted of revolver repayments of $1.3 billion, repayments of long-term debt of $15.3 million, payments for employee withholding taxes on stock-based compensation of $8.1 million, and payments for debt issuance cost of $1.2 million, partially offset by proceeds from the revolver of $1.3 billion.
Capital Resources
As of December 31, 2025, we held cash, cash equivalents and restricted cash of $369.0 million, which included approximately $39.9 million held by foreign subsidiaries, and had $478.5 million of available borrowing capacity under the 2025 Revolver. We believe that our cash, cash equivalents and restricted cash as of December 31, 2025, as supplemented by operating cash flows, the 2025 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of December 31, 2025, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due in Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Leases	$48,000	$13,035	$19,591	$11,024	$4,350
Principal payments on First Lien Credit Agreement¹	890,772	8,998	17,995	863,779	—
Principal payments on 2023 Credit Agreement¹	233,047	5,937	22,266	204,844	—
Interest on First Lien and 2023 Credit Agreements	321,747	69,244	135,551	116,952	—
Total	$1,493,566	$97,214	$195,403	$1,196,599	$4,350
¹ Includes unused funds fee and is based on the December 31, 2025 interest rate and outstanding balance.
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

Significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe that the assumptions and estimates associated with revenue recognition and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments, and include areas where different estimates reasonably could materially impact the financial statements. We discuss below significant critical accounting policies. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.
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
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent that related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive. Refer to Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding U.S. government reserve amounts.
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
See Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 3, Revenue, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
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
New Accounting Standards Updates
See Part IV, Item 15, Note 2, Recent Accounting Standards Updates, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding accounting standards updates.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at December 31, 2025.
Interest Rate Risk
Each one percentage point change associated with the variable rate First Lien Credit Agreement would result in a $7.0 million change in the related annual cash interest expense.
Assuming the 2025 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.

As of December 31, 2025, the notional value of the Company's interest rate swap agreements totaled $428.1 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. For additional information regarding our derivative instruments, see Note 10, Derivative Instruments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, our earnings may experience volatility related to movements in foreign currency exchange rates.
For additional information on our interest rate contracts, refer to Note 10, Derivative Instruments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate Internal Control over Financial Reporting (ICFR), as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our ICFR was effective as of December 31, 2025.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is included in this Form 10-K.
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
Remediation of Material Weaknesses
During the year ended December 31, 2023, we determined the internal control over financial reporting at one of the subsidiaries of Vertex was ineffective as of December 31, 2023. Specifically, the subsidiary did not design and operate the information technology general controls (ITGCs) over user access for an ERP system that supports their financial reporting processes. Although management had made certain progress in remediating this material weakness, management concluded that the material weakness described above continued to exist as of December 31, 2024.
During the year ended December 31, 2024, the Company implemented SAP S/4HANA, a new ERP system at one of the other subsidiaries within Vertex. Management performed a comprehensive assessment of the design and operating effectiveness of internal controls of the new ERP system and identified deficiencies in the design and operation of the ITGCs over logical access and change management processes. Management considered these deficiencies to be a material weakness in internal control over financial reporting as of December 31, 2024.

During 2025, management completed several actions to improve controls to remediate its material weaknesses in the Company’s internal control over financial reporting. The actions included increasing the number of individuals responsible for implementing and monitoring controls; training individuals responsible for designing, executing, testing and monitoring controls; expanding the scope of the internal controls program to include adding new process-level and information technology controls; modifying existing controls; enhancing documentation; and design testing of controls. During the quarter ended December 31, 2025, the Company completed implementation of management's remediation plan and concluded that the material weaknesses were remediated.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts identified above to address the material weaknesses, there were no changes in the Company’s ICFR during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited V2X, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 23, 2026, expressed an unqualified opinion.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
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
February 23, 2026

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 Annual Meeting of Shareholders (the 2026 Proxy Statement) to be filed within 120 days after the Company's fiscal year ended December 31, 2025 pursuant to Regulation 14A of the Exchange Act, except that the information called for by Item 10 with respect to executive officers is set forth in Part I, Item 1. Business in this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the 2026 Proxy Statement.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
1.See Index to Consolidated Financial Statements appearing on page F-1 for a list of the financial statements filed as a part of this report.
2.Exhibits

2
Agreement and Plan of Merger, dated as of March 7, 2022, by and among Vectrus, Inc., Vertex Aerospace Services Holding Corp., Andor Merger Sub LLC and Andor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022). †

3.1	Second Amended and Restated Articles of Incorporation of V2X, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).
3.2	Second Amended and Restated Bylaws of V2X, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022).
4.1
Shareholders Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022). †

4.2
Registration Rights Agreement, dated as of July 5, 2022, by and among Vectrus, Inc. and the shareholders that are party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022). †

4.3	Description of the Company’s securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on March 2, 2023).
10.1
Management Services Agreement, dated as of July 5, 2022, by and between Vectrus, Inc. and AIP, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

10.2
Amendment No. 2, dated as of January 24, 2022, by and among Vectrus, Inc., an Indiana corporation, as Holdings, Vectrus Systems Corporation, a Delaware corporation, as the Borrower, the other Loan Parties party thereto, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).

10.3	Guaranty of Lease, dated September 30, 2021, by Vectrus Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021).
10.4
Distribution Agreement by and between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed on September 29, 2014).

10.5
Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014 (incorporated by reference to Exhibit 10.5 of Exelis Inc.'s Form 8-K Current Report filed on September 29, 2014).

10.6
First Lien Credit Agreement, dated as of the December 6, 2021 (as amended by Amendment No 1., dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

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

10.9
Amendment No. 5 to First Lien Credit Agreement, dated as of January 2, 2025, by and among Vertex Aerospace Services LLC, a Delaware limited liability company, Vertex Aerospace Intermediate LLC, a Delaware limited liability company, the other Loan Parties thereto, the Additional Lender and Royal Bank of Canada as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 24, 2025).

10.10
Second Lien Credit Agreement, dated as of December 6, 2021, by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

10.11
ABL Credit Agreement, dated as of June 29, 2018 (as amended by the First Amendment to ABL Credit Agreement, dated as of May 17, 2019, as further amended by the Second Amendment to ABL Credit Agreement, dated as of May 17, 2021, and as further amended by the Third Amendment to ABL Credit Agreement, dated as of December 6, 2021, as further amended by the Fourth Amendment to ABL Credit Agreement, dated as of July 5, 2022), by and among Vertex Aerospace Service Corp., Vertex Aerospace Intermediate LLC, certain other subsidiaries of Vertex Borrower from time to time party thereto as co-borrowers, the lenders from time to time party thereto and Ally Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2022).

10.12
Credit Agreement, Dated as of February 28, 2023, among Vertex Aerospace Services Corp., as the Borrower, Vertex Aerospace Intermediate LLC, as Holdings, the Lenders Party Hereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender, Collateral Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to V2X, Inc.’s Current Report on Form 8-K filed March 2, 2023).

10.13
Amendment No. 1 to Credit Agreement, dated as of March 31, 2025, by and among Vertex Aerospace Intermediate LLC, Vertex Aerospace Services LLC, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2025).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2022) *
10.15	Amended and Restated Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022) *
10.16	Offer Letter between Jeremy Wensinger and the Company dated May 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024) *
10.17
Director and Officer Indemnification Agreement between Jeremy Wensinger and the Company dated June 14, 2024 (incorporated by reference to Exhibit 10.2 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2024) *

10.18	Smith Letter Agreement, dated November 11, 2014 between the Company and Michael J. Smith (incorporated by reference to Exhibit 10.8 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2025).*
10.19
Separation Agreement and General Release of Claims, dated January 3, 2025, by and between Josephine F. Bjornson and V2X, Inc. (incorporated by reference to Exhibit 10.7 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2025).*

10.20
Separation Agreement and General Release of Claims between Kenneth Shreves and the Company dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2025).*

10.21	Offer Letter, dated September 28, 2023, between Shawn Mural and the Company (incorporated by reference to Exhibit 10.1 to V2X Inc.’s Current Report on Form 8-K filed on October 2, 2023). *
10.22	Vectrus Systems Corporation Excess Savings Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 16, 2015).*
10.23	Vectrus, Inc. Severance Plan, as amended and restated as of October 6, 2015 (incorporated by reference to Exhibit 10.2 to Vectrus, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015).*
10.24
Vectrus, Inc. Special Senior Executive Severance Pay Plan, as amended and restated as of February 24, 2021 (incorporated by reference to Exhibit 10.27 to Vectrus, Inc.'s Annual Report on Form 10-K filed on March 7, 2022).*

10.25
V2X, Inc. Senior Executive Severance Pay Plan, as Amended and Restated as of December 11, 2024 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 24, 2025).*

10.26	V2X, Inc. Third Amended and Restated 2014 Omnibus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2025).*
10.27
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - Restricted Stock Unit Agreement - General Grant - Stock Settled (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.8 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015).*

10.28
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Stock Settled) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.29
Form of V2X, Inc. Second Amendment and Restatement of the V2X, Inc. 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Non-employee Director) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023).*

10.30
Form of V2X, Inc. Third Amendment and Restatement of the V2X, Inc. 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Non-employee Director) (incorporated by reference to Exhibit 10.2 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2025).*

10.31
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Special Performance Stock Unit – 2023 Stock Price Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2023).*

10.32
Form of Vectrus, Inc. 2014 Omnibus Incentive Plan - TSR Award Agreement (for awards on or after October 6, 2015) (incorporated by reference to Exhibit 10.11 to Vectrus, Inc.'s Quarterly Report on Form 10-Q filed on November 4, 2015).*

10.33	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2023 TSR Award Agreement.*+
10.34
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit Award Agreement (Stock Settled) (incorporated by reference to Exhibit 10.2 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2024).*

10.35
Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Restricted Stock Unit 2025 Award Agreement (incorporated by reference to Exhibit 10.1 to V2X, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2025).*

10.36	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2024 TSR Award Agreement.*+
10.37	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2025 TSR Award Agreement.*+
10.38	Description of Non-Employee Director Annual Compensation. *+
10.39
Form of replacement Restricted Unit Agreement under the Vectrus, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 2, 2023).*

19	V2X Prohibition Against Insider Trading and Trading Windows Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed on February 24, 2025).
21	Subsidiaries of the Company+
23	Consent of RSM US LLP+
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
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
101
The following materials from V2X, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.#

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

V2X, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of V2X, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of V2X, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Revenue Recognition
As described in Notes 1, 3 and 4 of the financial statements, the Company recognizes revenue derived from contracts over time. For the year ended December 31, 2025, revenue was $4,480.0 million. Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For contracts, management estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the services being performed, the cost and availability of materials, the performance of subcontractors and negotiations with the customer on contract modifications.
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
•We performed analytical procedures to evaluate the amount of revenue recorded to date and the related contract balance for a sample of contracts throughout the period and to post close results, by comparing changes in the estimated costs at completion, including changes in transaction price when relevant.
•We performed analytical procedures over contract margins by comparing the current year results to prior results.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

McLean, Virginia
February 23, 2026

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Revenue	$4,480,038	$4,322,155	$3,963,126
Cost of revenue	4,106,656	3,979,193	3,628,271
Selling, general and administrative expenses	179,112	183,758	210,439
Operating income	194,270	159,204	124,416
Loss on extinguishment of debt	(2,527)	(1,998)	(22,298)
Interest expense, net	(79,909)	(107,900)	(122,442)
Other expense, net	(10,931)	(10,465)	(4,194)
Income (loss) from operations before income taxes	100,903	38,841	(24,518)
Income tax expense (benefit)	23,021	4,157	(1,945)
Net income (loss)	$77,882	$34,684	$(22,573)

Earnings (loss) per share
Basic	$2.47	$1.10	$(0.73)
Diluted	$2.45	$1.08	$(0.73)
Weighted average common shares outstanding – basic	31,559	31,485	31,084
Weighted average common shares outstanding – diluted	31,820	31,967	31,084
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income (loss)	$77,882	$34,684	$(22,573)
Other comprehensive income (loss), net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	(6,006)	3,482	375
Tax benefit (expense)	1,388	721	(601)
Net change in derivative instruments	(4,618)	4,203	(226)
Foreign currency translation adjustments, net of tax expense of $(1,843) in 2025, $(1,577) in 2024 and $(1,066) in 2023	6,128	(10,934)	3,066
Other comprehensive income (loss), net of tax	1,510	(6,731)	2,840
Total comprehensive income (loss)	$79,392	$27,953	$(19,733)
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except shares and per share data)	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$368,994	$268,321
Receivables	738,922	710,068
Prepaid expenses and other current assets	127,102	124,081
Total current assets	1,235,018	1,102,470
Property, plant, and equipment, net	52,383	62,001
Goodwill	1,677,154	1,656,926
Intangible assets, net	239,760	323,068
Other non-current assets	76,525	84,378
Total non-current assets	2,045,822	2,126,373
Total Assets	$3,280,840	$3,228,843
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$557,042	$547,568
Compensation and other employee benefits	176,530	166,918
Short-term debt	14,935	20,003
Other accrued liabilities	267,039	261,735
Total current liabilities	1,015,546	996,224
Long-term debt, net	1,083,234	1,087,484
Deferred tax liabilities	28,357	20,983
Other non-current liabilities	69,067	98,000
Total non-current liabilities	1,180,658	1,206,467
Total liabilities	2,196,204	2,202,691
Commitments and contingencies (Note 14)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,735,083 shares issued and 31,171,445 shares outstanding as of December 31, 2025; 31,560,490 shares issued and outstanding as of December 31, 2024	317	316
Treasury stock, at cost - 563,638 and no shares as of December 31, 2025 and 2024, respectively	(30,274)	—
Additional paid in capital	779,084	769,719
Retained earnings	343,417	265,535
Accumulated other comprehensive loss	(7,908)	(9,418)
Total shareholders' equity	1,084,636	1,026,152
Total Liabilities and Shareholders' Equity	$3,280,840	$3,228,843
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating activities
Net income (loss)	$77,882	$34,684	$(22,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	16,984	20,747	22,408
Amortization of intangible assets	90,621	90,821	90,423
Amortization of cloud computing arrangements	4,919	3,314	480
Gain from acquisitions, net	—	(2,193)	—
Impairment of non-operating long-lived asset	—	2,192	—
(Gain) loss on disposal of property, plant, and equipment	(3,024)	1,450	683
Stock-based compensation	11,924	15,969	32,843
Deferred taxes	9,334	7,730	(7,509)
Amortization of debt issuance costs	6,231	7,380	9,067
Loss on extinguishment of debt	2,527	1,998	22,298
Gain on disposition of business	—	—	(450)
Changes in assets and liabilities:
Receivables	(23,485)	25,181	19,064
Other assets	9,315	(42,334)	11,285
Accounts payable	5,460	75,335	43,153
Compensation and other employee benefits	9,122	9,128	(9,901)
Other liabilities	(35,818)	2,835	(23,303)
Net cash provided by operating activities	181,992	254,237	187,968
Investing activities
Purchases of capital assets and intangibles	(11,923)	(11,787)	(25,021)
Proceeds from the disposition of assets	9,839	76	16
Acquisition of businesses, net of cash acquired	(27,500)	(16,939)	—
Disposition of business	—	—	1,349
Distributions from joint venture	—	—	1,007
Net cash used in investing activities	(29,584)	(28,650)	(22,649)
Financing activities
Proceeds from issuance of long-term debt	—	—	250,000
Repayments of long-term debt	(15,013)	(15,327)	(432,603)
Proceeds from revolver	662,500	1,266,250	922,750
Repayments of revolver	(662,500)	(1,266,250)	(922,750)
Proceeds from exercise of stock options	557	154	34
Purchase of treasury stock	(30,000)	—	—
Payment of debt issuance costs	(3,909)	(1,188)	(8,818)
Prepayment premium on early redemption of debt	—	—	(1,600)
Payments of employee withholding taxes on share-based compensation	(3,115)	(8,138)	(18,036)
Net cash used in financing activities	(51,480)	(24,499)	(211,023)
Exchange rate effect on cash	(255)	(5,418)	2,288
Net change in cash, cash equivalents and restricted cash	100,673	195,670	(43,416)
Cash, cash equivalents and restricted cash – beginning of year	268,321	72,651	116,067
Cash, cash equivalents and restricted cash – end of year	$368,994	$268,321	$72,651

Supplemental Disclosure of Cash Flow Information:
Interest paid	$78,336	$107,607	$117,482
Income taxes paid, net of amounts refunded	$9,632	$8,819	$8,356
Non-cash investing activities:
Purchase of capital assets on account	$1,446	$22	$3,043
Purchase of treasury stock on account	$274	$—	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

Index to Consolidated Financial Statements
V2X, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Issued		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	30,470	$305	—	$—	$748,877	$253,424	$(5,527)	$997,079
Net loss	—	—	—	—	—	(22,573)	—	(22,573)
Foreign currency translation adjustments	—	—	—	—	—	—	3,066	3,066
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(226)	(226)
Employee stock awards and stock options	722	7	—	—	27	—	—	34
Taxes withheld on stock compensation awards	—	—	—	—	(18,036)	—	—	(18,036)
Stock-based compensation	—	—	—	—	31,456	—	—	31,456
Balance at December 31, 2023	31,192	$312	—	$—	$762,324	$230,851	$(2,687)	$990,800
Net income	—	—	—	—	—	34,684	—	34,684
Foreign currency translation adjustments	—	—	—	—	—	—	(10,934)	(10,934)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	4,203	4,203
Employee stock awards and stock options	368	4	—	—	150	—	—	154
Taxes withheld on stock compensation awards	—	—	—	—	(8,138)	—	—	(8,138)
Stock-based compensation	—	—	—	—	15,383	—	—	15,383
Balance at December 31, 2024	31,560	$316	—	$—	$769,719	$265,535	$(9,418)	$1,026,152
Net income	—	—	—	—	—	77,882	—	77,882
Foreign currency translation adjustments	—	—	—	—	—	—	6,128	6,128
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(4,618)	(4,618)
Employee stock awards and stock options	175	1	—	—	556	—	—	557
Taxes withheld on stock compensation awards	—	—	—	—	(3,115)	—	—	(3,115)
Stock-based compensation	—	—	—	—	11,924	—	—	11,924
Treasury Stock	—	—	(564)	(30,274)	—	—	—	(30,274)
Balance at December 31, 2025	31,735	$317	(564)	$(30,274)	$779,084	$343,417	$(7,908)	$1,084,636
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
Equity Investment
In 2011, the Company entered into a joint venture agreement with APTIM Federal Services LLC (formerly Shaw Environmental & Infrastructure, Inc.). Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, the Company entered into a joint venture agreement with J&J Maintenance. Pursuant to the joint venture agreement, J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, the Company entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company. Pursuant to the joint venture agreement, ServCore Resources and Services Solutions, LLC. (ServCore) was established to operate and manage labor and life support services outside of the continental U.S. at designated locations serviced by V2X and others around the world. In February 2022, the Company and Permagreen Grønland formed Inuksuk A/S (Inuksuk), a corporation in Greenland to bid for certain contracts in Greenland.
The Company accounts for its investments in HDSS, J&J, ServCore, and Inuksuk under the equity method and has the ability to exercise significant influence over, but does not hold a controlling interest in, these entities. The Company's proportionate 25%, 50%, 40%, and 49% shares, respectively, of income or losses from HDSS, J&J, ServCore and Inuksuk are recorded in selling, general and administrative expenses in the Consolidated Statements of Income (Loss). These investments are recorded in other non-current assets in the Consolidated Balance Sheets.
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Consolidated Statements of Cash Flows. As of December 31, 2025 and December 31, 2024, the Company's combined investment balance was $10.8 million and $8.6 million, respectively, included in other non-current assets on the Company's Consolidated Balance Sheets. The Company's proportionate share of income from equity method investments was $8.0 million, $9.9 million, and $4.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

Index to Consolidated Financial Statements
Segment Information
Management has concluded that the Company operates as one segment based upon the information used by the chief operating decision maker (CODM) in evaluating the performance of the Company’s business and allocating resources and capital. Although we perform services worldwide, the substantial majority of our revenue for the years ended December 31, 2025, 2024 and 2023 was derived from the U.S. government. Refer to Note 18, Segment Information, for additional information.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the results of operations, financial position, or changes in shareholders' equity.
Revenue Recognition
As a defense contractor engaging in long-term contracts, the substantial majority of our revenue is derived from long-term service contracts. The unit of account for revenue in ASC Topic 606, Revenue from Contracts with Customers (Topic 606) is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to perform an integrated set of tasks and deliverables as a single service solution, whereby each service is not separately identifiable from other promises in the contract and therefore is not distinct. As a result, when this integrated set of tasks exists, the contract is accounted for as one performance obligation. The vast majority of our contracts have a single performance obligation. Unexercised contract options and IDIQ contracts are considered to be separate performance obligations when the option or IDIQ task order is exercised or awarded. The majority of our performance obligations are satisfied over time as services are provided throughout the contract term, with revenue recognized over time using the input method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Our over time recognition is reinforced by the fact that our customers simultaneously receive and consume the benefits of our services as they are performed. For most U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This continuous transfer of control requires that we track progress towards completion of performance obligations in order to measure and recognize revenue.
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
The nature of our contracts gives rise to several types of variable consideration, including award and incentive fees, inspection of supplies and services, undefinitized change orders, and fluctuation in allowable indirect reimbursable costs. We include award or incentive fees in the estimated transaction price when there is certainty and a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. The inspection of supplies and services is a factor because the U.S. government can reduce the transaction price if we do not perform the services in compliance with contract requirements. Variable consideration associated with undefinitized change orders is included to the extent related estimated costs have been included in the expected costs to complete a contract. The fluctuation of allowable indirect reimbursable costs is a factor because the U.S. government has the right to review our accounting records and retroactively adjust the reimbursable rate. Any prior adjustments are reflected in the U.S. government reserve amounts recorded in our financial statements. We estimate variable consideration at the most likely amount that we expect to be entitled to receive, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Refer to Note 14, Commitments and Contingencies, for additional information regarding U.S. government reserve amounts.
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

Index to Consolidated Financial Statements
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
Restricted Cash
As of December 31, 2025 the Company had total cash, cash equivalents and restricted cash of $369.0 million which included $3.0 million of restricted cash. The Company's restricted cash was $3.1 million as of December 31, 2024.
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
As of December 31, 2025 and 2024, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $25.1 million and $29.2 million, respectively, included in prepaid expenses and other current assets and other non-current assets on the Company's Consolidated Balance Sheets.
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

Index to Consolidated Financial Statements
Depreciation and amortization are generally computed using either an accelerated or straight-line method and is based on estimated useful lives or lease terms as follows:

Years
Buildings and improvements	3 – 40
Machinery, equipment and vehicles	3 – 10
Office furniture and equipment, computers and software	3 – 7
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
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values assigned to the net assets of acquired businesses. Goodwill is not amortized but instead is tested for impairment annually (or more frequently if impairment indicators arise, such as changes to the reporting unit structure or significant adverse changes in the business climate). We conduct our annual impairment testing on the first day of the Company's fourth fiscal quarter.
We assess goodwill for impairment initially using qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. Qualitative factors include macroeconomic, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, factors affecting the reporting unit, and share price.
If we conclude, based on our assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine whether there is any impairment. Because the Company has only one reporting unit, a market capitalization calculation can be performed as the first step of the quantitative assessment by comparing the Company’s book value of equity to market capitalization. If the market capitalization is greater than the book value of equity, goodwill is deemed not to be impaired, and no further testing is required. If the market capitalization is less than the book value of equity, then the Company must take an additional step to determine the fair value of the reporting unit by using an income approach and/or market approach, which is then compared to the carrying value, including goodwill, to determine any potential impairment.
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

Index to Consolidated Financial Statements
As allowed under ASC Topic 842, the Company elected the package of practical expedients permitted under the transition guidance which allowed the Company to carry forward the historical lease classification, assessment of whether a contract was or contained a lease and assessment of initial direct costs. In addition, we have made policy elections to apply the short-term leases practical expedient, whereby leases with a term of 12 months or less are not recorded on our balance sheet, and the practical expedient to not separate lease components from non-lease components. The latter expedient is applied to all of our leases. We did not elect to apply the hindsight practical expedient in determining lease terms and assessing impairment of ROU assets. See Note 11, Leases, for further information.
Income Taxes
We determine the provision or benefit for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. See Note 12, Income Taxes, for further information.
Commitments and Contingencies
We record accruals for commitments and loss contingencies when they are probable of occurrence and the amounts can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. We review these accruals quarterly and adjust the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information. See Note 14, Commitments and Contingencies, for further information.
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
Refer to Note 10, Derivative Instruments, for additional information regarding our derivative activities.
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

Index to Consolidated Financial Statements
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATES
Accounting Standards Updates Issued but Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU No. 2025-01 Expense Disaggregation Disclosures (Subtopic 22-40): Clarifying the Effective Date, to require public business entities (PBEs) to disclose disaggregated information about expenses to help investors better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for PBEs for annual reporting periods beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06 Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40 to better align the accounting for software costs with how software is developed. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.
Accounting Standards Updates Adopted
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU No. 2023-09 requires a PBE to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company retrospectively adopted the new standard effective December 31, 2025. The adoption of this ASU affects only the Company's disclosures, with no impacts to its financial condition, results of operations and cash flow.
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
Remaining performance obligations as of December 31, 2025 and December 31, 2024 are presented in the following table:

	As of December 31,
(In millions)	2025	2024
Performance Obligations	$3,375	$3,483

Index to Consolidated Financial Statements
As of December 31, 2025, we expect to recognize approximately 75% of the remaining performance obligations as revenue in 2026 and the majority of the remainder of the balance as revenue in 2027 and 2028.
Contract Estimates
The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the years ended December 31, 2025, 2024 and 2023 increased operating income by $19.2 million, $24.8 million and $22.7 million, respectively.
For the years ended December 31, 2025, 2024, and 2023 the net adjustments to operating income increased revenue by $32.6 million, $29.1 million, and $38.1 million, respectively.
Revenue by Category
Generally, the sales price elements for our contracts are cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials, all of which are commonly identified with a single contract. On a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement, up to funding levels predetermined by our customers.
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
Most of our contracts include a cost-reimbursable element to capture costs of consumable materials required for the program. Typically, these costs do not bear fees.
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
Revenue by contract type is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost-plus and cost-reimbursable	$2,744,753	$2,531,792	$2,209,241
Firm-fixed-price	1,609,027	1,675,603	1,626,262
Time-and-materials	126,258	114,760	127,623
Total revenue	$4,480,038	$4,322,155	$3,963,126
Revenue by geographic region in which the contract is performed is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
United States	$2,609,257	$2,388,598	$2,286,052
Middle East	1,351,318	1,399,436	1,193,598
Asia	313,024	326,961	264,346
Europe	206,439	207,160	219,130
Total revenue	$4,480,038	$4,322,155	$3,963,126

Index to Consolidated Financial Statements
Revenue by contract relationship is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Prime contractor	$4,239,080	$4,049,543	$3,726,199
Subcontractor	240,958	272,612	236,927
Total revenue	$4,480,038	$4,322,155	$3,963,126
Revenue by customer is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Army	$1,828,977	$1,837,843	$1,633,525
Navy	1,479,815	1,441,355	1,233,463
Air Force	570,663	481,265	538,698
Other	600,583	561,692	557,440
Total revenue	$4,480,038	$4,322,155	$3,963,126
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
As of January 1, 2024, we had contract assets of $561.9 million. As of December 31, 2025 and 2024, we had contract assets of $637.2 million and $620.5 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a REA. Refer to Note 4, Receivables, for additional information regarding the composition of our receivables balances. As of January 1, 2024, we had contract liabilities of $109.6 million. As of December 31, 2025 and 2024, we had contract liabilities of $109.4 million and $98.7 million, respectively, included in other accrued liabilities in the Consolidated Balance Sheets.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Billed receivables	$87,089	$77,982
Unbilled receivables (contract assets)	637,195	620,536
Other	14,638	11,550
Total receivables	$738,922	$710,068
As of December 31, 2025 and 2024, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company’s billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.

Index to Consolidated Financial Statements
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. We expect to bill customers for most of the December 31, 2025 contract assets during 2026. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
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

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net income (loss)	$77,882	$34,684	$(22,573)

Weighted average common shares outstanding	31,559	31,485	31,084
Add: Dilutive impact of stock options	14	19	—
Add: Dilutive impact of restricted stock units and performance share units	247	463	—
Diluted weighted average common shares outstanding	31,820	31,967	31,084

Earnings (loss) per share
Basic	$2.47	$1.10	$(0.73)
Diluted	$2.45	$1.08	$(0.73)
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Anti-dilutive restricted stock units and performance share units	4	20	4
Total	4	20	4
NOTE 6
PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	As of December 31,
(In thousands)	2025	2024
Land, buildings and improvements	$30,113	$35,959
Machinery, equipment and vehicles	54,916	49,350
Office furniture and equipment, computers and software	57,684	53,017
Property, plant and equipment, gross	142,713	138,326
Less: accumulated depreciation and amortization	(90,330)	(76,325)
Property, plant and equipment, net	$52,383	$62,001
Depreciation expense of property, plant and equipment was $17.0 million, $20.7 million and $22.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Index to Consolidated Financial Statements
NOTE 7
GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill for impairment on the first day of the Company's fourth fiscal quarter each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual qualitative and quantitative assessment tests performed in the three years ended December 31, 2025 indicated there was no goodwill impairment.
There was no change in the net carrying amount of goodwill as of December 31, 2024. The change in the net carrying amount of goodwill as of December 31, 2025 is as follows (in thousands):

Balance at December 31, 2024	$1,656,926
Acquisition	20,228
Balance at December 31, 2025	$1,677,154
Other identifiable intangible assets consist of the following:

	As of December 31, 2025			As of December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract backlogs and recompetes	$395,800	$(287,235)	$108,565	$393,300	$(210,084)	$183,216
Customer contracts	182,705	(51,510)	131,195	177,722	(37,870)	139,852
Trade names and other	1,100	(1,100)	—	1,260	(1,260)	—
Total intangible assets	$579,605	$(339,845)	$239,760	$572,282	$(249,214)	$323,068
Intangible amortization expense was approximately $90.6 million, $90.8 million, and $90.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the weighted-average intangible asset amortization period was 6.8 years.
The estimated future annual amortization expense for intangible assets is as follows:

(In thousands)	Amortization
2026	$91,785
2027	21,024
2028	18,522
2029	17,444
2030	17,358
After 2030	73,627
Total	$239,760
NOTE 8
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following tables present financial information underlying certain balance sheet captions.
Prepaid expenses and other current assets
Prepaid expenses and other current assets were comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Prepaid expenses	$48,895	$43,338
Inventory, net	45,854	50,894
Prepaid taxes	9,427	8,236
Other	22,926	21,613
Total	$127,102	$124,081

Index to Consolidated Financial Statements
Compensation and other employee benefits
Compensation and other employee benefits are affected by short-term fluctuations in the timing of payments and were comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Accrued salaries and wages	$68,704	$64,960
Accrued bonus	30,356	26,502
Accrued employee benefits	77,470	75,456
Total	$176,530	$166,918
Other accrued liabilities
Other accrued liabilities were comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Contract liabilities	$109,424	$98,674
Payables from sale of accounts receivable	49,919	71,691
Contract and other reserves	68,748	58,432
Other	38,948	32,938
Total	$267,039	$261,735
NOTE 9
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
The First Lien Credit Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1.2 billion, consisting of a $925.0 million term loan “B” tranche, (the First Lien Initial Term Tranche) and a $260.0 million incremental term loan “B” tranche (the First Lien Incremental Term Tranche and, together with the First Lien Initial Term Tranche, collectively, the First Lien Term Facility). On February 28, 2023, the outstanding balance of the First Lien Incremental Term Tranche of $258.7 million was repaid. The balance of unamortized deferred financing costs related to the First Lien Incremental Term Tranche of $11.9 million was recorded as a loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023.
On October 3, 2023, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans to replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche, resulting in a loss on extinguishment of debt of $0.2 million in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023.
On May 30, 2024, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans to replace or refinance in full all the existing term loans outstanding under the First Lien Initial Term Tranche, resulting in a loss on extinguishment of debt of $2.0 million in the Consolidated Statement of Income (Loss) for the year ended December 31, 2024.
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of 899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $848.0 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.2 million in the Consolidated Statements of Income (Loss) for the year ended December 31, 2025.

Index to Consolidated Financial Statements
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
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.25% per annum, or SOFR, plus a margin of 2.25% per annum. As of December 31, 2025, the effective interest rate for the First Lien Credit Agreement was 6.50%.
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
As of December 31, 2025, the carrying value of the First Lien Credit Agreement was $890.8 million, excluding deferred discount and unamortized deferred financing costs of $23.9 million. The estimated fair value of the First Lien Credit Agreement as of December 31, 2025 was $896.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
Second Lien Credit Agreement
The Second Lien Credit Agreement provided for senior secured second lien term loans in an aggregate principal amount of $185.0 million (the Second Lien Term Facility). On February 28, 2023, the remaining Second Lien Term Facility balance of $160.0 million was repaid (the 2023 Payoff) and related guarantees and liens were discharged and released. The balance of unamortized deferred financing costs related to the Second Lien Term Facility of $7.1 million was recorded as a loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023.
Under the terms of the Second Lien Credit Agreement, the V2X Borrower was required to remit a prepayment premium of $1.6 million with the 2023 Payoff, which was recorded as a loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023.
Vertex ABL Credit Agreement
The Vertex ABL Credit Agreement provided for a senior secured revolving loan facility (the ABL Facility) of up to an aggregate amount of $200.0 million (the loans thereunder, the ABL Loans). The Vertex ABL Credit Agreement also provided for (i) a $30.0 million sublimit of availability for letters of credit, and (ii) a $10.0 million sublimit for short-term borrowings on a swingline basis. On February 28, 2023, the outstanding ABL Facility borrowings of $67.5 million were repaid and related guarantees and liens were discharged and released. The balance of unamortized deferred financing costs related to the Vertex ABL Credit Agreement of $1.5 million was recorded as a loss on extinguishment of debt in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023.
2023 Credit Agreement
On February 28, 2023, V2X Borrower entered into a credit agreement (the 2023 Credit Agreement) among the lenders identified therein and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the V2X Borrower’s assets and consists of (a) a $500.0 million five-year Revolving Credit Facility (2023 Revolver) (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million Term Loan (2023 Term Loan). The proceeds of these Credit Facilities were used to, among other things, (i) repay the First Lien Incremental Term Tranche, (ii) repay the entire outstanding amount of the Second Lien Credit Agreement, and (iii) repay the entire outstanding ABL Credit Facility.

Index to Consolidated Financial Statements
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replace or refinance in full all the existing term loans outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replace or refinance in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2025 Term Loans amortize at approximately $1.5 million per quarter for the fiscal quarters ending June 30, 2025 through March 31, 2027, increasing to $3.0 million per quarter for the fiscal quarters ending June 30, 2027 through December 31, 2029, with the balance of $193.0 million due on March 31, 2030. The amendment to the 2023 Credit Agreement resulted in a loss on extinguishment of debt of $0.3 million in the Consolidated Statements of Income (Loss) for the year ended December 31, 2025.
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 0.50% to 1.50% per annum, or SOFR, plus a margin of 1.50% to 2.50% per annum, in each case, depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries. As of December 31, 2025, the effective interest rate for the 2025 Term Loan was 5.89%.
Unutilized commitments under the 2025 Revolver are subject to a per annum fee ranging from 0.25% to 0.375% depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries.
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
As of December 31, 2025, there were no outstanding borrowings and $21.5 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $478.5 million as of December 31, 2025. Unamortized deferred financing costs related to the 2025 Revolver of $4.0 million are included in other non-current assets in the Consolidated Balance Sheets as of December 31, 2025. As of December 31, 2025, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of December 31, 2025, the carrying value of the 2025 Term Loans was $233.0 million, excluding unamortized deferred financing costs of $1.7 million. The estimated fair value of the 2025 Term Loans as of December 31, 2025 was $233.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).

Index to Consolidated Financial Statements
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of December 31, 2025 are as follows:

(In thousands)	Payments due
2026	$14,935
2027	19,388
2028	20,873
2029	20,873
2030	1,047,750
Total	$1,123,819
As of December 31, 2025, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
The Company has entered into $450.0 million of interest rate swap contracts as of December 31, 2025. As of December 31, 2025 and 2024, these contracts had notional values of $428.1 million and $439.1 million, respectively. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Consolidated Balance Sheets:

	Fair Value (level 2)
		As of
		December 31,	December 31,
(In thousands)	Balance sheet caption	2025	2024
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$—	$1,918
Interest rate swap designated as cash flow hedge	Other non-current assets	$—	$1,938
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$770	$—
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$1,380	$—
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$(2,150)	$3,856

Index to Consolidated Financial Statements
The Company regularly assesses the creditworthiness of the counterparty. As of December 31, 2025, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.
Net interest rate derivative gains of $2.6 million, $5.7 million, and $4.1 million were recognized in interest expense, net in the Consolidated Statements of Income (Loss) during 2025, 2024, and 2023, respectively. The Company expects $0.8 million of existing interest rate swap expense reported in accumulated other comprehensive loss as of December 31, 2025 to be recognized in earnings within the next 12 months.
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
The components of lease expense are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating	$11,591	$15,501	$20,064
Variable	655	640	348
Short-term and other	105,079	107,650	85,345
Sublease income	(848)	(805)	(81)
Total lease expense	$116,477	$122,986	$105,676
Supplemental balance sheet information related to our operating leases is as follows:

	As of December 31,
(In thousands)	2025	2024
Right-of-use assets (recorded in other non-current assets)	$29,255	$37,448

Current lease liabilities (recorded in other accrued liabilities)	$10,784	$10,968
Long-term lease liabilities (recorded in other non-current liabilities)	30,416	33,728
Total lease liabilities	$41,200	$44,696
During the year ended December 31, 2025, we recognized additional right-of-use assets of $10.2 million from newly executed operating leases.
The weighted average remaining lease term and discount rate for our operating leases as of December 31, 2025 were 4.50 years and 5.3%, respectively.

Index to Consolidated Financial Statements
Maturities of operating lease liabilities as of December 31, 2025 were as follows:

(In thousands)	Payments due
2026	$12,599
2027	10,749
2028	7,970
2029	6,208
2030	4,166
After 2030	4,350
Total minimum lease payments	$46,042
Less: Imputed interest	(4,842)
Total lease liabilities	$41,200
NOTE 12
INCOME TAXES
The Company determines the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, the Company looks to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. For the year ended December 31, 2025, the Company did not establish or release an additional valuation allowance.
The sources of pre-tax income and the components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Income components
United States	$84,378	$31,024	$(32,143)
Foreign	16,525	7,817	7,625
Total pre-tax income (loss)	$100,903	$38,841	$(24,518)
Income tax expense (benefit) components
Current income tax expense (benefit)
United States-Federal	$(130)	$(10,015)	$(3,776)
United States-State and local	1,531	(1,207)	1,648
Foreign	12,286	7,168	7,208
Total current income tax expense (benefit)	13,687	(4,054)	5,080
Deferred income tax expense (benefit)
United States-Federal	7,577	7,849	(7,368)
United States-State and local	1,943	2,394	747
Foreign	(186)	(2,032)	(404)
Total deferred income tax expense (benefit)	9,334	8,211	(7,025)
Total income tax expense (benefit)	$23,021	$4,157	$(1,945)
Effective income tax rate	22.8%	10.7%	7.9%

Index to Consolidated Financial Statements
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Year Ended December 31,
	2025		2024		2023
(In thousands, except percent data)	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$21,190	21.0%	$8,157	21.0%	$(5,149)	21.0%
State and local income tax, net of federal income tax effect[1]	2,550	2.5%	1,422	3.7%	1,892	(7.7)%
Foreign tax effects
Germany
Statutory tax rate difference between Germany and United States	1,101	1.1%	174	0.4%	499	(2.0)%
Other countries	967	1.0%	(492)	(1.3)%	376	(1.5)%
Effects of cross-border tax laws
GILTI, net of GILTI Foreign Tax Credits	(309)	(0.3)%	780	2.0%	252	(1.0)%
Tax Credits
Research and Development Credit	66	0.1%	324	0.8%	(1,310)	5.3%
Work Opportunity Tax Credit	(643)	(0.6)%	(1,482)	(3.8)%	(1,246)	5.1%
Nontaxable or Nondeductible items
Non-deductible compensation expense	806	0.8%	2,392	6.2%	1,957	(8.0)%
Transaction cost amortization	—	—%	—	—%	2,799	(11.4)%
Foreign derived intangible income deduction	(542)	(0.5)%	—	—%	(266)	1.1%
Dividend received deduction	(739)	(0.7)%	(2,282)	(5.9)%	—	—%
Unrealized loss (gain)	675	0.7%	(659)	(1.7)%	189	(0.8)%
Meals and entertainment	14	—%	(448)	(1.2)%	494	(2.0)%
Tax on gain from acquisitions	—	—%	(664)	(1.7)%	—	—%
Other	226	—%	(61)	(0.1)%	(411)	1.6%
Changes in Unrecognized Tax Benefits
Uncertain tax positions	(2,341)	(2.3)%	(3,004)	(7.7)%	(2,021)	8.2%
Effective income tax rate	$23,021	22.8%	$4,157	10.7%	$(1,945)	7.9%
[1]State taxes in California, Maryland, Texas and Virginia made up the majority (greater than 50%) of the tax effect in this category
The effective income tax rate for the year ended December 31, 2025 was 22.8% compared to 10.7% for the year ended December 31, 2024. The increase in the effective income tax rate was primarily due to an increase in foreign taxes, decrease in tax credits, non-deductible expenses, nontaxable income and release of uncertain tax positions.
The effective income tax rate for the year ended December 31, 2024 was 10.7% compared to 7.9% for the year ended December 31, 2023. The increase in the effective income tax rate was primarily due to an increase in pre-tax book income, GILTI, decreases in non-deductible expenses, and research and development expenditures, partially offset by increases in nontaxable income.

Index to Consolidated Financial Statements
The amount of income taxes paid, net of amounts refunded are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Federal	$—	$758	$1,300
State
California	146	558	249
Maryland	105	483	168
Texas	837	596	487
Other states	(630)	1,821	1,641
Foreign
Canada	1,189	320	—
Germany	1,872	2,765	2,215
Iraq	560	553	907
Saudi Arabia	5,043	—	—
Other countries	510	965	1,389
Total income taxes paid, net of amounts refunded	$9,632	$8,819	$8,356
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the year in which the Company expects the differences will reverse. Deferred tax assets and liabilities include the following:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets
Compensation and benefits	$14,820	$12,371
Reserves	23,343	23,208
Lease liability	9,941	10,477
Research expenditures	—	14,092
Tax credits	14,447	7,951
Disallowed interest	39,802	49,229
Net operating losses	2,909	2,724
Other	3,386	3,967
Total deferred tax assets	$108,648	$124,019
Deferred tax liabilities
Goodwill and intangibles	$(96,962)	$(97,225)
Unbilled receivables	(19,715)	(22,229)
Property, plant and equipment, net	(5,799)	(7,888)
Right-of-use assets	(7,217)	(8,775)
Other liabilities	(7,312)	(8,885)
Total deferred tax liabilities	(137,005)	(145,002)
Net deferred tax liabilities	$(28,357)	$(20,983)

Index to Consolidated Financial Statements
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unrecognized tax benefits-January 1,	$3,577	$6,593	$8,611
Additions for:
Current year tax positions	—	—	517
Prior year tax positions	—	—	28
Reductions for:
Lapse of statute of limitations	(2,329)	(3,016)	(2,563)
Unrecognized tax benefits-December 31,	$1,248	$3,577	$6,593
As of December 31, 2025, 2024, and 2023, unrecognized tax benefits from uncertain tax positions were $1.2 million, $3.6 million and $6.6 million, respectively. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $1.0 million during the next 12 months in connection with matters which may be resolved. The total amount of unrecognized benefit that, if recognized, would affect the effective tax rate was $1.6 million, $4.1 million, and $7.1 million as of December 31, 2025, 2024, and 2023, respectively, excluding the interest and penalties.
Interest relating to tax matters is classified as a component of interest expense and tax penalties as a component of income tax expense on the Consolidated Statements of Income (Loss). The Company recognized net interest including interest related to released reserves to tax matters of $(0.4) million, $(0.2) million, and $0.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company has accrued $(0.5) million and $(0.2) million of net interest and penalties as of December 31, 2025 and 2024, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of certain foreign subsidiaries since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company may be subject to federal income and foreign withholding taxes.
The Company files income tax returns in the U.S. and in various foreign jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2022. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (ii) factoring such amounts into a measurement of its deferred taxes (the deferred method). The Company has chosen to account for GILTI under the period cost method as an accounting policy, and therefore the anticipated future expense associated with GILTI is not reflected in the Consolidated Financial Statements.
Other
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research expensing and increases the business interest expense limitation. The Company expects to accelerate certain deductions post-enactment in 2025 and later years to minimize cash tax payments.
NOTE 13
POST-EMPLOYMENT BENEFIT PLANS
We sponsor one defined contribution savings plan, which allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The Company's contributions to this plan charged to income amounted to $35.0 million, $35.0 million and $30.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company participates in, but does not sponsor, multiemployer pension plans for certain employees covered by collective bargaining agreements who perform work on contracts within the continental U.S. Contributions are based on specified hourly rates for eligible hours. Company expenses related to these plans were $18.8 million, $18.1 million and $12.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company is unaware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to the Company.

Index to Consolidated Financial Statements
The Company sponsors non-qualified deferred compensation plans, under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of plan investments and obligations are recorded in selling, general, and administrative expenses. The plan assets and liabilities as of December 31, 2025 and 2024 were $5.8 million and $5.2 million, respectively.
The Company has an amended and restated the Senior Executive Severance Pay Plan (the Amended Plan) that has been effective since 2016. Termination benefits offered under the Amended Plan are other post-employment benefits as defined by ASC Topic 712 Compensation - Nonretirement Postemployment Benefits. Benefits under the Amended Plan vest or accumulate with the employee’s years of service; however, the payment of benefits is not probable, and the Company does not have the ability to reliably estimate when there will be an involuntary termination without cause under the Amended Plan. Accordingly, the Company does not accrue a benefit obligation for severance costs under the Amended Plan over the duration of executive employment.
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
The Company estimated and accrued $14.4 million and $13.1 million as of December 31, 2025 and 2024, respectively, in other accrued liabilities in the Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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

Index to Consolidated Financial Statements
U.S. government agencies, including the DCAA, the DCMA and others, routinely audit and review the Company's performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. The U.S. government agencies also review the adequacy of compliance with government standards for business systems, including accounting, earned value management, estimating, materials management and accounting, purchasing, and property management systems. A finding by a U.S. government agency that the Company's business systems are not adequate could adversely affect the Company's financial condition and results of operations.
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
There were 4.4 million shares of the Company's common stock authorized for issuance under the 2014 Omnibus Plan. As of December 31, 2025, 1.3 million shares remained available for future awards.
Stock-based compensation expense and the associated tax benefits impacting our Consolidated Statements of Income (Loss) were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Compensation costs for equity-based awards	$11,924	$15,383	$31,456
Compensation costs for other awards	—	586	1,387
Total compensation costs, pre-tax	$11,924	$15,969	$32,843
Future tax benefit	$2,757	$3,710	$7,685
At December 31, 2025, total unrecognized compensation costs related to equity-based awards were $17.1 million, which are expected to be recognized ratably over a weighted average period of 1.66 years.
Non-Qualified Stock Options
NQOs vest in one-third increments on the first, second and third anniversaries of the grant date and expire 10 years from the date of grant.
A summary of the status of our NQOs as of December 31, 2025, 2024 and 2023 and changes during the years then ended is presented below:

	2025		2024		2023
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1,	34	$22.43	40	$22.93	42	$22.86
Exercised	(24)	$22.96	(6)	$25.90	(2)	$20.62
Outstanding and exercisable at December 31,	10	$21.19	34	$22.43	40	$22.93

Index to Consolidated Financial Statements
All outstanding NQOs are exercisable. The following table summarizes information about NQOs outstanding and exercisable as of December 31, 2025:

(In thousands, except per share data)	Options Outstanding and Exercisable
Range of Exercise Prices Per Share	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$20.06 - $21.98	10	0.76	$21.19	$345
Total options and aggregate intrinsic value	10	0.76	$21.19	$345
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $54.55 per share on December 31, 2025, which would have been received by the option holders if all option holders had exercised their options as of that date. There were no exercisable options "out of the money" as of December 31, 2025. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 was $0.8 million. The aggregate intrinsic value of options exercised during both of the years ending December 31, 2024 and 2023 was not material.
Restricted Stock Units
RSUs awarded to employees typically vest in one-third increments on each of the three anniversary dates following the grant date subject to continued employment as described in the RSU award agreement. RSUs issued to directors are typically granted annually and vest approximately one year after the grant date. The fair value of each RSU grant was determined based on the closing price of V2X common stock on the date of grant. Stock compensation expense will be recognized ratably over the requisite service period of the RSU awards. RSUs have no voting rights and, if an employee leaves the Company prior to vesting, whether through resignation or termination for cause, the RSUs are typically forfeited. If an employee retires or is terminated by the Company other than for cause, all or a pro rata portion of the RSUs may vest.
The table below provides a roll-forward of outstanding RSUs for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025		2024		2023
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	436	$43.11	800	$37.29	1,628	$35.47
Granted	264	$49.28	317	$45.58	318	$40.50
Vested	(216)	$42.18	(549)	$37.35	(1,136)	$43.07
Forfeited or canceled	(76)	$46.54	(132)	$42.62	(10)	$42.81
Outstanding at December 31,	408	$46.96	436	$43.11	800	$37.29
The total grant date fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $9.1 million, $20.5 million and $40.0 million, respectively.
As of December 31, 2025, there was $10.3 million of unrecognized RSU related compensation expense.
Performance Share Units
During the year ended December 31, 2023, the Company granted two types of performance-based awards with market conditions. The first award will vest and the stock will be issued at the end of a three-year period assuming and based on i) the attainment of total shareholder return performance measures relative to certain Aerospace and Defense companies in the S&P 1500 Index and ii) the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. The second award will vest and stock will be issued at the end of a three-year period assuming and based on i) achievement of certain stock price targets, ii) shareholder return performance measures relative to certain Aerospace and Defense companies in the S&P 1500 Index and iii) the employee's continued service through the vesting date. The numbers of shares ultimately awarded, if any, can range up to the specified target awards.

Index to Consolidated Financial Statements
During the year ended December 31, 2024, the Company granted performance-based awards that will vest and stock will be issued at the end of a three-year period assuming and based on i) the attainment of total shareholder return performance measures relative certain to Aerospace and Defense companies in the S&P 1500 Index and ii) the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
During the year ended December 31, 2025, the Company granted performance-based awards that include two performance components, including total shareholder return performance and Adjusted Earnings Per Share performance. The performance-based awards will vest and the stock will be issued at the end of a three-year period assuming and based on i) the attainment of total shareholder return performance measures relative to certain Aerospace and Defense companies in the S&P 1500 Index, ii) Company performance against an annual adjusted EPS target established each year and iii) the employee's continued service through the vesting date. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. A Monte Carlo valuation model was used to determine the fair value of the awards by simulating 50,000 potential TSR outcomes for the Company and a group of peer companies over the performance periods, and determined the amount of the payout that would occur in each simulation. The fair value is based on the average of the results.
The table below provides a roll-forward of outstanding PSUs for the years ended December 31, 2025, 2024 and 2023.

	2025		2024		2023
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1,	258	$43.98	267	$43.45	—	$—
Granted	139	$53.66	161	$45.44	279	$40.41
Forfeited or canceled	(29)	$33.53	(170)	$36.27	(12)	$51.38
Outstanding at December 31,	368	$48.48	258	$43.98	267	$43.45
As of December 31, 2025, there was $6.8 million of unrecognized PSU related compensation expense.
NOTE 16
SHAREHOLDERS' EQUITY
As of December 31, 2025, our authorized capital was comprised of 100.0 million shares of common stock and 10.0 million shares of preferred stock. As of December 31, 2025, there were 31.7 million shares of common stock issued and 31.2 million shares of common stock outstanding.
We issue shares of our common stock in connection with our 2014 Omnibus Plan. There were 4.4 million shares of common stock authorized under this plan. As of December 31, 2025, we had a remaining balance of 1.3 million shares of common stock available for future grants under this plan. Any shares related to awards that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of shares, are settled in cash in lieu of shares or are exchanged with the Committee's permission for awards not involving shares and are available again for grant under the 2014 Omnibus Plan.
Share Repurchases
On May 12, 2025, the Company announced that its Board authorized the repurchase of up to $100.0 million of the Company's common stock subject to certain conditions, in the open market, in block purchases, or in privately negotiated transactions, with the authorization expiring on May 12, 2028. As of December 31, 2025, the Company has repurchased 563,638 shares for an aggregate amount of $30.3 million, including excise taxes and other direct costs. Shares repurchased for purposes other than retirement are accounted for as treasury stock and are recorded as a reduction of shareholders' equity on the Company's Consolidated Balance Sheet.
NOTE 17
SALE OF RECEIVABLES
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (MUFG) for the sale of certain designated eligible receivables up to a maximum amount of $400.0 million with the U.S. government. Receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk.

Index to Consolidated Financial Statements
The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC Topic 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.

	As of and for the
	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance:	$218,897	$72,714	$—
Sale of receivables	3,496,285	3,195,217	1,394,998
Cash collections	(3,438,462)	(3,049,034)	(1,322,284)
Outstanding balance sold to MUFG[1]	276,720	218,897	72,714
Cash collected, not remitted to MUFG[2]	(49,768)	(71,457)	(10,160)
Remaining sold receivables	$226,952	$147,440	$62,554
[1] For the year ended December 31, 2025, the Company recorded a net cash inflow, excluding fees, from sale of receivables of $57.8 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of December 31, 2025. This balance is included in other accrued liabilities as of the balance sheet date.
For the years ended December 31, 2025, 2024, and 2023 the Company incurred purchase discount fees, net of servicing fees, of $11.2 million, $10.5 million, and $4.0 million which are presented in other expense, net on the Consolidated Statements of Income (Loss) and are reflected as cash flows from operating activities on the Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of December 31, 2025. Proceeds from the sale of receivables are reflected as cash inflows from operating activities on the Consolidated Statements of Cash Flows.
NOTE 18
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
Our CODM reviews significant expenses as reported in the Consolidated Statements of Income (Loss) in addition to depreciation and amortization information, which is summarized below for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Depreciation and amortization	$112,524	$114,882	$113,311
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

V2X, INC.
/s/ Daniel G. Demases
By: Daniel G. Demases
Chief Accounting Officer
(Principal Accounting Officer)
February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jeremy C. Wensinger Jeremy C. Wensinger	President and Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2026
/s/ Shawn M. Mural Shawn M. Mural	Chief Financial Officer (Principal Financial Officer)	February 23, 2026
/s/ Daniel G. Demases Daniel G. Demases	Chief Accounting Officer	February 23, 2026
/s/ Mary L. Howell Mary L. Howell	Chair and Director	February 23, 2026
/s/ David E. Farnsworth David E. Farnsworth	Director	February 23, 2026
/s/ Gerard A. Fasano Gerard A. Fasano	Director	February 23, 2026
/s/ Ross S. Niebergall Ross S. Niebergall	Director	February 23, 2026
/s/ Melvin F. Parker Melvin F. Parker	Director	February 23, 2026
/s/ Eric M. Pillmore Eric M. Pillmore	Director	February 23, 2026
/s/ Nicole B. Theophilus Nicole B. Theophilus	Director	February 23, 2026
/s/ Stephen L. Waechter Stephen L. Waechter	Director	February 23, 2026
/s/ Phillip C. Widman Phillip C. Widman	Director	February 23, 2026