Form 10-Q
period 2026-04-03
V2X, Inc.
filed 2026-05-04
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
or
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
As of April 28, 2026, there were 31,310,484 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 3,	March 28,
(In thousands, except per share data)	2026	2025
Revenue	$1,254,128	$1,015,923
Cost of revenue	1,148,310	937,820
Selling, general, and administrative expenses	61,728	43,805
Operating income	44,090	34,298
Loss on extinguishment of debt	—	(2,214)
Interest expense, net	(18,125)	(19,719)
Other expense, net	(2,446)	(2,295)
Income from operations before income taxes	23,519	10,070
Income tax expense	4,594	1,963
Net income	$18,925	$8,107

Earnings per share
Basic	$0.61	$0.26
Diluted	$0.60	$0.25
Weighted average common shares outstanding - basic	31,214	31,590
Weighted average common shares outstanding - diluted	31,512	32,021
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 3,	March 28,
(In thousands)	2026	2025
Net income	$18,925	$8,107
Other comprehensive income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	2,247	(3,509)
Tax (expense) benefit	(519)	815
Net change in derivative instruments	1,728	(2,694)
Foreign currency translation adjustments, net of tax benefit (expense) of $197 and $(1,324)	(657)	4,376
Other comprehensive income, net of tax	1,071	1,682
Total comprehensive income	$19,996	$9,789
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 3,	December 31,
(In thousands, except per share data)	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash	$208,666	$368,994
Receivables	828,759	738,922
Prepaid expenses and other current assets	131,981	127,102
Total current assets	1,169,406	1,235,018
Property, plant, and equipment, net	50,640	52,383
Goodwill	1,676,954	1,677,154
Intangible assets, net	217,060	239,760
Other non-current assets	75,409	76,525
Total non-current assets	2,020,063	2,045,822
Total Assets	$3,189,469	$3,280,840
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$467,420	$557,042
Compensation and other employee benefits	170,388	176,530
Short-term debt	14,935	14,935
Other accrued liabilities	280,561	267,039
Total current liabilities	933,304	1,015,546
Long-term debt, net	1,060,928	1,083,234
Deferred tax liabilities	30,232	28,357
Other non-current liabilities	61,462	69,067
Total non-current liabilities	1,152,622	1,180,658
Total liabilities	2,085,926	2,196,204
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,873,847 shares issued and 31,310,209 shares outstanding as of April 3, 2026; 31,735,083 shares issued and 31,171,445 shares outstanding as of December 31, 2025	318	317
Treasury stock, at cost - (563,638) shares as of both April 3, 2026 and December 31, 2025	(30,274)	(30,274)
Additional paid in capital	777,994	779,084
Retained earnings	362,342	343,417
Accumulated other comprehensive loss	(6,837)	(7,908)
Total shareholders' equity	1,103,543	1,084,636
Total Liabilities and Shareholders' Equity	$3,189,469	$3,280,840
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 3,	March 28,
(In thousands)	2026	2025
Operating activities
Net income	$18,925	$8,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,963	4,250
Amortization of intangible assets	22,900	22,562
Amortization of cloud computing arrangements	1,246	1,226
Loss on disposal of property, plant, and equipment	3	253
Stock-based compensation	3,609	2,452
Deferred taxes	1,557	(3,074)
Amortization of debt issuance costs	1,669	1,488
Loss on extinguishment of debt	—	2,214
Changes in assets and liabilities:
Receivables	(90,701)	6,502
Other assets	(5,348)	(6,411)
Accounts payable	(89,372)	(107,694)
Compensation and other employee benefits	(6,050)	(42,610)
Other liabilities	7,689	15,271
Net cash used in operating activities	(129,910)	(95,464)
Investing activities
Purchases of capital assets	(2,291)	(2,699)
Proceeds from the disposition of assets	—	90
Net cash used in investing activities	(2,291)	(2,609)
Financing activities
Repayments of long-term debt	(23,734)	—
Proceeds from revolver	—	141,000
Repayments of revolver	—	(141,000)
Proceeds from stock awards and stock options	60	77
Payment of debt issuance costs	—	(1,223)
Payments of employee withholding taxes on stock-based compensation	(4,758)	(2,653)
Net cash used in financing activities	(28,432)	(3,799)
Exchange rate effect on cash	305	2,613
Net change in cash, cash equivalents and restricted cash	(160,328)	(99,259)
Cash, cash equivalents and restricted cash - beginning of period	368,994	268,321
Cash, cash equivalents and restricted cash - end of period	$208,666	$169,062

Supplemental disclosure of cash flow information:
Interest paid	$17,426	$12,945
Income taxes paid	$2,707	$320
Purchase of capital assets on account	$1,510	$48
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2024	31,560	$316	$769,719	$265,535	$(9,418)	$1,026,152
Net income	—	—	—	8,107	—	8,107
Foreign currency translation adjustments	—	—	—	—	4,376	4,376
Unrealized loss on cash flow hedge	—	—	—	—	(2,694)	(2,694)
Employee stock awards and stock options	124	1	76	—	—	77
Taxes withheld on stock compensation awards	—	—	(2,653)	—	—	(2,653)
Stock-based compensation	—	—	2,452	—	—	2,452
Balance at March 28, 2025	31,684	$317	$769,594	$273,642	$(7,736)	$1,035,817

	Common Stock Issued		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount	Shares	Amount		Retained Earnings
Balance at December 31, 2025	31,735	$317	(564)	$(30,274)	$779,084	$343,417	$(7,908)	$1,084,636
Net income	—	—	—	—	—	18,925	—	18,925
Foreign currency translation adjustments	—	—	—	—	—	—	(657)	(657)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	1,728	1,728
Employee stock awards and stock options	139	1	—	—	59	—	—	60
Taxes withheld on stock compensation awards	—	—	—	—	(4,758)	—	—	(4,758)
Stock-based compensation	—	—	—	—	3,609	—	—	3,609
Balance at April 3, 2026	31,874	$318	(564)	$(30,274)	$777,994	$362,342	$(6,837)	$1,103,543
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
Equity Investment
In 2011, the Company entered into a joint venture agreement with APTIM Federal Services LLC. Pursuant to the joint venture agreement, High Desert Support Services, LLC (HDSS) was established to pursue and perform work on the Ft. Irwin Installation Support Services Contract, which was awarded to HDSS in October 2012. In 2018, the Company entered into a joint venture agreement with J&J Maintenance, pursuant to which J&J Facilities Support, LLC (J&J) was established to pursue and perform work on various U.S. government contracts. In 2020, the Company entered into a joint venture agreement with Kuwait Resources House for Human Resources Management and Services Company, pursuant to which ServCore Resources and Services Solutions, LLC (ServCore) was established to operate and manage labor and life support services outside of the continental U.S. at designated locations serviced by V2X and others around the world. In February 2022, the Company and Permagreen Grønland formed Inuksuk A/S (Inuksuk), a corporation in Greenland, to bid for certain contracts in Greenland.
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
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of April 3, 2026 and December 31, 2025, the Company's combined investment balance was $11.8 million and $10.8 million, respectively, included in other non-current assets on the Company's Condensed Consolidated Balance Sheets. The Company's proportionate share of income from equity method investments was $2.1 million and $0.8 million for the three months ended April 3, 2026 and March 28, 2025, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (April 3, 2026 for the first quarter of 2026 and March 28, 2025 for the first quarter of 2025), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
The unaudited interim Condensed Consolidated Financial Statements of V2X have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and operating results. Revenue and net income for any interim period are not necessarily indicative of future or annual results.
Restricted Cash
As of April 3, 2026, the Company had total cash, cash equivalents, and restricted cash of $208.7 million which included $4.0 million of restricted cash. The Company's restricted cash was $3.0 million as of December 31, 2025.

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
As of April 3, 2026 and December 31, 2025, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $24.2 million and $25.1 million, respectively, included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheets.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	As of
	April 3,	December 31,
(In thousands)	2026	2025
Inventory, net	$48,702	$45,854
Prepaid expenses	45,840	48,895
Prepaid taxes	7,939	9,427
Other	29,500	22,926
Total	$131,981	$127,102
NOTE 2
RECENT ACCOUNTING STANDARDS UPDATE
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU No. 2025-01 Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to require public business entities (PBEs) to disclose disaggregated information about expenses to help investors better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for PBEs for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06 Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software, to remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40 to better align the accounting for software costs with how software is developed. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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

The Company's contracts are multi-year contracts and typically include an initial period of one year or less with annual one year (or less) option periods. The number of option periods varies by contract, and there is no guarantee that an option period will be exercised. The right to exercise an option period is at the sole discretion of the U.S. government when the Company is the prime contractor or of the prime contractor when the Company is a subcontractor. The Company expects to recognize a substantial portion of its performance obligations as revenue within the next 12 months. However, the U.S. government or the prime contractor may cancel any contract at any time through a termination for convenience, including by not exercising its renewal option, or for cause. Substantially all the Company's contracts have terms that would permit recovery of all or a portion of the Company's incurred costs and fees for work performed in the event of a termination for convenience.
Remaining performance obligations are presented in the following table:

	As of
	April 3,	December 31,
(In millions)	2026	2025
Performance Obligations	$3,888	$3,375
As of April 3, 2026, the Company expects to recognize approximately 57% of the remaining performance obligations as revenue in 2026 and the majority of the remainder of the balance as revenue in 2027 and 2028.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments decreased operating income by $1.1 million for the three months ended April 3, 2026 and increased operating income by $4.2 million for the three months ended March 28, 2025.
For the three months ended April 3, 2026 and March 28, 2025, the net adjustments to operating income increased revenue by $2.6 million and $14.8 million, respectively.
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

Revenue by contract type is as follows:

	Three Months Ended
	April 3,	March 28,	%
(In thousands)	2026	2025	Change
Cost-plus and cost-reimbursable	$752,405	$623,213	20.7%
Firm-fixed-price	372,759	363,950	2.4%
Time-and-materials	128,964	28,760	348.4%
Total revenue	$1,254,128	$1,015,923
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended
	April 3,	March 28,	%
(In thousands)	2026	2025	Change
United States	$810,554	$577,458	40.4%
Middle East	314,333	318,345	(1.3)%
Asia	76,137	75,978	0.2%
Europe	53,104	44,142	20.3%
Total revenue	$1,254,128	$1,015,923
Revenue by contract relationship is as follows:

	Three Months Ended
	April 3,	March 28,	%
(In thousands)	2026	2025	Change
Prime contractor	$1,197,462	$962,421	24.4%
Subcontractor	56,666	53,502	5.9%
Total revenue	$1,254,128	$1,015,923
Revenue by customer is as follows:

	Three Months Ended
	April 3,	March 28,	%
(In thousands)	2026	2025	Change
Army	$440,114	$442,136	(0.5)%
Navy	382,921	346,118	10.6%
Air Force	167,833	99,126	69.3%
Other	263,260	128,543	104.8%
Total revenue	$1,254,128	$1,015,923
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

As of January 1, 2025, the Company had contract assets of $620.5 million. As of April 3, 2026 and December 31, 2025, the Company had contract assets of $647.2 million and $637.2 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of January 1, 2025, the Company had contract liabilities of $98.7 million. As of April 3, 2026 and December 31, 2025, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $122.2 million and $109.4 million, respectively.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	As of
	April 3,	December 31,
(In thousands)	2026	2025
Billed receivables	$165,751	$87,089
Unbilled receivables (contract assets)	647,154	637,195
Other	15,854	14,638
Total receivables	$828,759	$738,922
As of April 3, 2026 and December 31, 2025, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the April 3, 2026 contract assets during 2026. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $828.0 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $2.2 million in the Condensed Consolidated Statement of Income for the three months ended March 28, 2025.
V2X LLC (V2X Borrower) obligations under the First Lien Credit Agreement are guaranteed by V2X Intermediate LLC and V2X Borrower’s wholly-owned domestic subsidiaries (collectively, the Guarantors), subject to customary exceptions and limitations. The V2X Borrower’s obligations under the First Lien Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority lien on substantially all the V2X Borrower’s and the Guarantors’ assets which exists on a pari passu basis with the lien held by the 2023 Credit Agreement lenders.
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.25% per annum, or SOFR, plus a margin of 2.25% per annum. As of April 3, 2026, the effective interest rate for the First Lien Credit Agreement was 6.47%.
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
As of April 3, 2026, the carrying value of the First Lien Credit Agreement was $868.5 million, excluding deferred discount and unamortized deferred financing costs of $22.6 million. The estimated fair value of the First Lien Credit Agreement as of April 3, 2026 was $867.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 0.50% to 1.50% per annum, or SOFR, plus a margin of 1.50% to 2.50% per annum, in each case, depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries. As of April 3, 2026, the effective interest rate for the 2025 Term Loans was 5.59%.
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
The 2023 Credit Agreement contains financial covenants requiring (a) the consolidated total net leverage ratio not to exceed 4.75 to 1.00 for the reporting periods ending on or prior to December 31, 2026, with further step downs thereafter, and (b) the consolidated interest coverage ratio be at least 2.00 to 1.00 commencing with the reporting period ended on June 30, 2023.
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

As of April 3, 2026, there were no outstanding borrowings and $21.0 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $479.0 million as of April 3, 2026. Unamortized deferred financing costs related to the 2025 Revolver of $3.8 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of April 3, 2026, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of April 3, 2026, the carrying value of the 2025 Term Loans was $231.6 million, excluding unamortized deferred financing costs of $1.6 million. The estimated fair value of the 2025 Term Loans as of April 3, 2026 was $231.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of April 3, 2026 are as follows:

(In thousands)	Payments due
2026 (remainder of the year)	$11,201
2027	19,388
2028	20,873
2029	20,873
2030	1,027,750
After 2030	—
Total	$1,100,085
As of April 3, 2026, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
As of April 3, 2026, the Company held $450.0 million of interest rate swap contracts to mitigate risks to earnings and cash flows relating to fluctuations in interest rates. As of April 3, 2026 and December 31, 2025, these contracts had notional values of $425.0 million and $428.1 million, respectively. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		As of
		April 3,	December 31,
(In thousands)	Balance sheet caption	2026	2025
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$193	$—
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$13	$770
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$83	$1,380
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$97	$(2,150)
The Company regularly assesses the creditworthiness of the counterparty. As of April 3, 2026, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.

Net interest rate derivative gains of $0.7 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income for the three months ended March 28, 2025. Net interest rate derivative gains were immaterial for the three months ended April 3, 2026. The Company expects $0.2 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of April 3, 2026 to be recognized in earnings within the next 12 months.
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
The Company estimated and accrued $13.2 million and $14.4 million as of April 3, 2026 and December 31, 2025, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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

NOTE 8
STOCK-BASED COMPENSATION
The Company maintains an equity incentive plan, the Third Amendment and Restatement of the V2X, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective as of May 8, 2025 (the 2014 Omnibus Plan), to govern awards granted to V2X employees and directors, including nonqualified stock options (NQOs), restricted stock units (RSUs), performance share units (PSUs) and other awards. The Company accounts for NQOs, stock-settled RSUs and PSUs as equity-based compensation awards.
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income were as follows:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2026	2025
Compensation costs for equity-based awards, pre-tax	$3,609	$2,452
Future tax benefit	$834	$582
As of April 3, 2026, total unrecognized compensation costs related to equity-based awards were $35.2 million, which are expected to be recognized ratably over a weighted average period of 2.0 years.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the three months ended April 3, 2026:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	10	$21.19	408	$46.96	368	$48.48
Granted	—	$—	172	$70.06	120	$76.41
Exercised	(4)	$20.06	—	$—	—	$—
Vested	—	$—	(168)	$44.47	(34)	$42.59
Cancelled	—	$—	—	$—	(109)	$46.97
Forfeited or expired	—	$—	(5)	$48.90	—	$—
Outstanding at April 3, 2026	6	$21.98	407	$57.72	345	$61.64
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
As of April 3, 2026, there was $19.4 million of unrecognized RSU related compensation expense.
Performance Share Units
During the three months ended April 3, 2026, the Company granted PSUs that become eligible to vest based on the achievement of Adjusted Earnings Per Share (adjusted EPS) and relative Total Shareholder Return (rTSR) goals over the three-year performance period. The performance-based awards will vest and the stock will be issued at the end of a three-year period based on i) Company performance against an annual adjusted EPS target established each year, over 3 years, as determined by the Compensation and Human Capital Committee, and a 3-year rTSR modifier as compared to certain Aerospace & Defense companies approved by the Compensation and Human Capital Committee and assuming ii) the employee’s continued service through the vesting date in accordance with the terms of the 2014 Omnibus Plan. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. A Monte Carlo valuation model was used to determine the fair value of the awards by simulating 50,000 potential Total Shareholder Return outcomes for the Company and a group of peer companies over the performance periods and determine the amount of the payout that would occur in each simulation. The fair value is based on the average of the results.
As of April 3, 2026, there was $15.8 million of unrecognized PSU related compensation expense.

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
For the three months ended April 3, 2026 and March 28, 2025, the Company recorded income tax expense of $4.6 million and $2.0 million, respectively. The Company's effective income tax rate for both the three months ended April 3, 2026 and March 28, 2025 was 19.5%. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, Net Controlled Foreign Corporation Tested Income (NCTI), disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by foreign derived intangible income deduction, available deductions not included in book income and income tax credits.
Uncertain Tax Positions
As of both April 3, 2026 and December 31, 2025, unrecognized tax benefits from uncertain tax positions were $1.2 million.
Other
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research expensing and increases the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact on our income tax expense or effective tax rate for the three months ended April 3, 2026.
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

	Three Months Ended
	April 3,	March 28,
(In thousands, except per share data)	2026	2025
Net income	$18,925	$8,107

Weighted average common shares outstanding	31,214	31,590
Add: Dilutive impact of stock options	5	19
Add: Dilutive impact of restricted stock units and performance share units	293	412
Diluted weighted average common shares outstanding	31,512	32,021

Earnings per share
Basic	$0.61	$0.26
Diluted	$0.60	$0.25
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended
	April 3,	March 28,
(In thousands)	2026	2025
Anti-dilutive restricted stock units and performance share units	74	13
Total	74	13

NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors non-qualified deferred compensation plans, under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of plan investments and obligations are recorded in selling, general, and administrative expenses. The plan assets and liabilities were $5.6 million and $5.8 million as of April 3, 2026 and December 31, 2025, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $5.4 million and $4.0 million for the three months ended April 3, 2026 and March 28, 2025, respectively.
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

	As of and for the
	Three Months Ended
	April 3,	March 28,
(In thousands)	2026	2025
Beginning balance:	$276,720	$218,897
Sale of receivables	1,018,936	862,728
Cash collections	(1,120,977)	(834,552)
Outstanding balance sold to MUFG[1]	174,679	247,073
Cash collected, not remitted to MUFG[2]	(51,981)	(76,702)
Remaining sold receivables	$122,698	$170,371
[1] For the three months ended April 3, 2026, the Company recorded a net cash outflow, excluding fees, from sale of receivables of $102.0 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of April 3, 2026. This balance is included in other accrued liabilities as of the balance sheet date.
During the three months ended April 3, 2026 and March 28, 2025, the Company incurred purchase discount fees, net of servicing fees, of $2.4 million and $2.5 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of April 3, 2026. Proceeds from the sale of receivables are reflected as cash inflows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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
Our CODM reviews significant expenses as reported in the Condensed Consolidated Statements of Income in addition to depreciation and amortization information, which is summarized below for the three months ended April 3, 2026 and March 28, 2025:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2026	2025
Depreciation and amortization	$28,109	$28,038
The CODM also reviews consolidated capital expenditures as reported as purchases of capital assets in the Condensed Consolidated Statements of Cash Flows.
NOTE 14
SUBSEQUENT EVENTS
The LOGCAP V - Kuwait Task Order is exercised through June 30, 2026. On April 14, 2026, the U.S. Department of the Army notified the Company of its intent to modify the scope of work performed under this task order beyond the current performance period, which could result in a reduction in the work being performed under the task order. The Company is working with the U.S. Department of the Army to address any changes to this task order, in light of Operation Epic Fury, beyond the current performance period of June 2026. For further discussion, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Contracts in this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q as well as the audited Consolidated Financial Statements and notes thereto and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. This Quarterly Report provides additional information regarding the Company, our services, industry outlook and forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements. See "Forward-Looking Statement Information" for further information. Amounts presented in and throughout this Item 2 are rounded and, as such, rounding differences could occur in period over period changes and percentages reported.
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
Our primary customer is the U.S. Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a). For the three months ended April 3, 2026 and March 28, 2025, the Company had total revenue of $1.3 billion and $1.0 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the three months ended April 3, 2026 and March 28, 2025, we generated approximately 35% and 44%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $238.2 million, or 23%, for the three months ended April 3, 2026 as compared to the three months ended March 28, 2025. Revenue increased primarily due to program ramp ups in global training and mission readiness. Revenue from our programs in the U.S., Europe, and Asia increased by $233.1 million, $9.0 million, and $0.1 million, respectively, partially offset by a decrease in revenue from our programs in the Middle East of $4.0 million during the three months ended April 3, 2026 as compared to the three months ended March 28, 2025.
Operating income for the three months ended April 3, 2026 was $44.1 million, an increase of $9.8 million or 29%, compared to the three months ended March 28, 2025. Operating income increased primarily due to the ramp up of several programs, partially offset by increased SG&A expenses.
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
Further details related to consolidated financial results for the three months ended April 3, 2026, compared to the three months ended March 28, 2025, are contained in the "Discussion of Financial Results" section in this Quarterly Report on Form 10-Q.
Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Three Months Ended
	April 3,	March 28,
Contract Name	2026	2025
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	7.4%	11.5%
T-45	7.8%	10.1%

Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order is exercised through June 30, 2026 and provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. On April 14, 2026, the U.S. Department of the Army notified the Company of its intent to modify the scope of work performed under this task order beyond the current performance period of June 30, 2026, which could result in a reduction in the work being performed under the task order. The Company is in discussions with the U.S. Department of the Army on the level of support that will be needed in the region for the remainder of the year and beyond. We are not currently able to determine the impact that such modifications may have on our financial performance, if any. Our total backlog related to this task order was $529.3 million as of April 3, 2026. The LOGCAP V - Kuwait Task Order contributed $92.9 million and $116.9 million of revenue for the three months ended April 3, 2026 and March 28, 2025, respectively.
The T-45 Navy and Marine program is currently exercised through December 31, 2026, with two additional twelve-month options and one six-month option through June 30, 2029. The program provides critical organizational, intermediate, and depot-level maintenance for the T-45 Goshawk trainer aircraft, ensuring readiness through complex repairs, upgrades, and sustainment, including managing the logistics for its 29 unique configurations and supporting its life extension services. The T-45 contract contributed $98.2 million and $103.0 million of revenue for the three months ended April 3, 2026 and March 28, 2025, respectively.
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
The following is a summary of funded and unfunded backlog:

	As of
	April 3,	December 31,
(In millions)	2026	2025
Funded backlog	$2,290	$2,303
Unfunded backlog	11,513	8,813
Total backlog	$13,803	$11,116
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $1.2 billion during the three months ended April 3, 2026, which was an increase of $256.9 million compared to the three months ended March 28, 2025.

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
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. The DoW FY 2026 base budget request is approximately $848 billion, which does not include the mandatory funding contained in the OBBBA. The OBBBA was signed into law by the President on July 4th, 2025, and allocates approximately $150 billion in mandatory funds to support defense and national security priorities. Of the $150 billion in OBBBA appropriations, approximately $113 billion was aligned to the FY 2026 DoW budget. See Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion relating to the OBBBA.
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
On April 21, 2026, the DoW released the President's FY 2027 defense budget which requests $1.45 trillion in total budgetary resources. While the FY 2027 budget request reflects a significant increase from FY 2026 levels, it has not yet been passed as law and we anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, Congress, the debt ceiling, the global security environment, inflationary pressures, and other macroeconomic conditions. The result may shift funding priorities, which could have material impacts on our programs and defense spending broadly. Additionally, the Administration continues to assess government-wide procurement, staffing, and support activities, including the evaluation of mission priorities, acquisition methods, contract performance, and other factors, which could result in potential actions. Those actions remain uncertain and could result in impacts to our current and future financial performance and business prospects.
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
However, business conditions have become more challenging and uncertain due to macroeconomic and geopolitical conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities could create additional demand for our products and services; however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Additionally, we continue to closely monitor impacts to our business and operations in the Middle East, and the region at large due to the conflict in Iran. Further, given the current level of inflation and geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts and its financial results, and actively evaluating opportunities for cost reductions and deleveraging. The Company’s earnings and profitability may vary materially depending on the total mix of contracts. To date, the Company has not experienced broad-based increases from inflation or geopolitical hostilities, including as a result of tariffs, in the costs of its fixed-price and time and materials contracts that are material to the business. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, could be adversely affected.

The information provided above does not represent a complete list of trends and uncertainties that could impact the Company's business in either the near or long-term and should be considered along with the risk factors identified in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and updated, as necessary, on subsequent Quarterly Reports on Form 10-Q, and the matters identified under the caption “Forward-Looking Statement Information" herein.
DISCUSSION OF FINANCIAL RESULTS
Three months ended April 3, 2026 compared to three months ended March 28, 2025
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	April 3,	March 28,
(In thousands, except for percentages)	2026	2025	$	%
Revenue	$1,254,128	$1,015,923	$238,205	23.4%
Cost of revenue	1,148,310	937,820	210,490	22.4%
% of revenue	91.6%	92.3%
Selling, general, and administrative expenses	61,728	43,805	17,923	40.9%
% of revenue	4.9%	4.3%
Operating income	44,090	34,298	9,792	28.5%
Operating margin	3.5%	3.4%
Loss on extinguishment of debt	—	(2,214)	2,214	(100.0)%
Interest expense, net	(18,125)	(19,719)	1,594	(8.1)%
Other expense, net	(2,446)	(2,295)	(151)	6.6%
Income from operations before income taxes	23,519	10,070	13,449	133.6%
% of revenue	1.9%	1.0%
Income tax expense	4,594	1,963	2,631	134.0%
Effective income tax rate	19.5%	19.5%
Net income	$18,925	$8,107	$10,818	133.4%
Revenue
Revenue increased by $238.2 million, or 23.4%, for the three months ended April 3, 2026 as compared to the three months ended March 28, 2025 primarily driven by program ramp ups in global training and mission readiness. Revenue from our programs in the U.S., Europe, and Asia increased by $233.1 million, $9.0 million, and $0.1 million, respectively, partially offset by a decrease of $4.0 million in revenue from our programs in the Middle East.
Cost of Revenue
Cost of revenue increased by $210.5 million, or 22.4%, for the three months ended April 3, 2026 as compared to the three months ended March 28, 2025, consistent with the increase in revenue.
Selling, General, & Administrative Expenses
SG&A expenses increased by $17.9 million, or 40.9%, for the three months ended April 3, 2026 as compared to the three months ended March 28, 2025, consistent with revenue growth, as well as reflecting certain non-recurring growth and integration initiatives.
Operating Income
Operating income increased $9.8 million, or 28.5%, for the three months ended April 3, 2026 as compared to the three months ended March 28, 2025. Operating income as a percentage of revenue was 3.5% for the three months ended April 3, 2026, compared to 3.4% for the three months ended March 28, 2025. The increase in operating income was primarily driven by the ramp up of several programs, partially offset by increased SG&A expenses.
Aggregate cumulative adjustments decreased operating income by $1.1 million for the three months ended April 3, 2026 and increased operating income by $4.2 million for the three months ended March 28, 2025. The aggregate cumulative adjustments for the three months ended April 3, 2026 and March 28, 2025 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $2.2 million loss on extinguishment of debt for the three months ended March 28, 2025. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.

Interest Expense, Net
Interest expense, net for the three months ended April 3, 2026 and March 28, 2025 was as follows:

	Three Months Ended		Change
	April 3,	March 28,
(In thousands, except for percentages)	2026	2025	$	%
Interest income	$1,097	$237	$860	362.9%
Interest expense	(19,222)	(19,956)	734	(3.7)%
Interest expense, net	$(18,125)	$(19,719)	$1,594	(8.1)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $1.6 million for the three months ended April 3, 2026 compared to the three months ended March 28, 2025 primarily due to a decrease in our debt balance. For further discussion of these amendments see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Other Expense, Net
During the three months ended April 3, 2026 and March 28, 2025, we incurred purchase discount fees, net of servicing fees, of $2.4 million and $2.5 million, respectively, related to the sale of accounts receivable through the MARPA Facility. For a discussion of the MARPA Facility, see Note 12, Sale of Receivables, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Income Tax Expense
We recorded income tax expense of $4.6 million and $2.0 million for the three months ended April 3, 2026 and March 28, 2025, respectively. Our effective income tax rate for both the three months ended April 3, 2026 and March 28, 2025, was 19.5%. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, Net CFC Tested Income (NCTI), disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by foreign derived intangible income deduction, available deductions not included in book income and income tax credits.
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
Our major source of funding for 2026 and beyond is expected to be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, credit facilities, and access to capital markets. When necessary, our revolving credit facility and MARPA Facility are available to satisfy short-term working capital requirements. See Note 5, Debt, and Note 12, Sale of Receivable, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
If cash flows from operations are less than expected, we may need to access the long-term or short-term capital markets. Although we believe our current financing arrangements will permit financing of our operations on acceptable terms and conditions, access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including but not limited to: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the economy, and (iv) uncertainties in the U.S. government defense budget and their ability to fund contracts, including those uncertainties arising from a potential U.S. government shutdown. We cannot provide assurance that such financing will be available on acceptable terms or that such financing will be available at all.
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

As of April 3, 2026, the carrying value of the First Lien Credit Agreement was $868.5 million, excluding deferred discount and unamortized deferred financing costs of $22.6 million. The estimated fair value of the First Lien Credit Agreement as of April 3, 2026 was $867.4 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of April 3, 2026, there were no outstanding borrowings and $21.0 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $479.0 million as of April 3, 2026. Unamortized deferred financing costs related to the 2025 Revolver of $3.8 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of April 3, 2026, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of April 3, 2026, the carrying value of the 2025 Term Loans was $231.6 million, excluding unamortized deferred financing costs of $1.6 million. The estimated fair value of the 2025 Term Loans as of April 3, 2026 was $231.3 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2). See Note 5. Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
The cash presented on the Condensed Consolidated Balance Sheets consists of cash held by our wholly owned U.S. and international subsidiaries. Approximately $53.0 million of our $208.7 million in cash, cash equivalents and restricted cash as of April 3, 2026 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
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
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 57 days as of both April 3, 2026 and December 31, 2025.
The following table sets forth net cash (used in) provided by operating activities, investing activities and financing activities:

	Three Months Ended
	April 3,	March 28,
(in thousands)	2026	2025
Operating activities	$(129,910)	$(95,464)
Investing activities	(2,291)	(2,609)
Financing activities	(28,432)	(3,799)
Foreign exchange[1]	305	2,613
Net change in cash, cash equivalents and restricted cash	$(160,328)	$(99,259)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the three months ended April 3, 2026 consisted of net cash outflows from the sale of receivables through the MARPA Facility of $102.0 million, net cash outflows in working capital accounts of $74.5 million and net cash outflows in other long-term assets and liabilities of $7.3 million, partially offset by non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $34.9 million and net income of $18.9 million.
Net cash used in operating activities for the three months ended March 28, 2025 consisted of net cash outflows in working capital accounts of $159.6 million and net cash outflows in other long-term assets and liabilities of $3.5 million, partially offset by cash inflows from non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $31.4 million, cash inflows from the sale of receivables through the MARPA Facility of $28.2 million, and net income of $8.1 million.
Net cash used in investing activities for the three months ended April 3, 2026 consisted of $2.3 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the three months ended March 28, 2025 consisted of $2.6 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.

Net cash used in financing activities for the three months ended April 3, 2026 primarily consisted of repayments of long-term debt of $23.7 million and payments for employee withholding taxes on stock-based compensation of 4.8 million.
Net cash used in financing activities for the three months ended March 28, 2025 consisted of revolver repayments of $141.0 million, payments for employee withholding taxes on stock-based compensation of $2.7 million, and payments for debt issuance costs of $1.2 million, partially offset by proceeds from the revolver of $141.0 million.
Capital Resources
As of April 3, 2026, we held cash, cash equivalents and restricted cash of $208.7 million, which included approximately $53.0 million held by foreign subsidiaries, and had $479.0 million of available borrowing capacity under the 2025 Revolver. We believe that our cash, cash equivalents and restricted cash as of April 3, 2026, as supplemented by operating cash flows, the 2025 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.
Contractual Obligations
As of April 3, 2026, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Leases	$44,985	$9,889	$19,709	$11,037	$4,350
Principal payments on First Lien Credit Agreement¹	868,523	8,998	17,995	841,530	—
Principal payments on 2023 Credit Agreement¹	231,562	5,937	23,750	201,875	—
Interest on First Lien and 2023 Credit Agreements	293,116	65,966	130,032	97,118	—
Total	$1,438,186	$90,790	$191,486	$1,151,560	$4,350
¹ Includes unused funds fee and is based on the April 3, 2026 interest rate and outstanding balance.
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
We believe that the assumptions and estimates associated with revenue recognition and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgments and include areas where different estimates reasonably could materially impact the financial statements. There have been no material changes in the critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The forward-looking statements included or incorporated by reference in this report are subject to additional risks and uncertainties further identified and discussed in Part I, "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and updated, as necessary, on subsequent quarterly reports on Form 10-Q and are based on information available to us on the filing date of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us.
We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets, including potential changes or uncertainty arising from the U.S. president and administration; government regulations and compliance therewith, including changes to the DoW procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities and tariffs; our suppliers' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce and unions; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems, including enterprise resource planning and business systems; changes in GAAP; and other factors described in Part I, "Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at April 3, 2026.
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
As of April 3, 2026, the notional value of the Company's interest rate swap agreements totaled $425.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2026. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2026, the Company’s disclosure controls and procedures were effective.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's Internal Control over Financial Reporting (ICFR) during the period ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following change related to our large contracts:
We derive a significant portion of our revenue from a concentrated number of large contracts, and the loss or material reduction of any of these contracts could have a material adverse effect on our results of operations and cash flows.
We have several large contracts under which we provide global training, mission readiness, and aerospace services that individually generate annual revenue of more than $150 million. The loss or material reduction of any of these contracts could have a material adverse effect on our revenue, results of operations and cash flows.
Revenue from our largest contract, the Kuwait Task Order under the LOGCAP V contract vehicle amounted to approximately $441.6 million, or 9.9% of our revenue for the year ended December 31, 2025. On April 14, 2026, the U.S. Department of the Army notified the Company of its intent to modify the scope of work performed under this task order beyond the current performance period of June 30, 2026, which could result in a reduction in work being performed under the task order. For further discussion, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Contracts in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Cybersecurity Incident
As previously disclosed, during 2025 we discovered a cybersecurity incident in which an unauthorized third party accessed our internal IT systems. We have determined that the unauthorized third party removed certain data from the Company's IT systems. Upon detecting the incident, the Company promptly took steps to respond to the incident with the assistance of leading external cybersecurity experts and in cooperation with federal law enforcement authorities. Although the Company's investigation is ongoing, as of the date of this filing, the Company believes that the incident has not had a material adverse effect on the Company's financial condition or results of operations. The Company maintains a comprehensive cybersecurity insurance policy, which we expect will cover most costs associated with incident response and forensic investigations, as well as business disruptions, legal actions and regulatory fines, if any, subject to policy limits and deductibles. For additional information, see Item 1A. Risk Factors - We rely on our information and communications systems in our operations. Security breaches, cybersecurity attacks, and other disruptions could adversely affect our business and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 6. EXHIBITS

10.1	Form of V2X, Inc. Second Amendment and Restatement of 2014 Omnibus Incentive Plan – Performance Stock Unit – 2026 TSR Award Agreement.*+
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
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
The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

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

V2X, INC.
/s/ Daniel G. Demases
By: Daniel G. Demases
Corporate Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 4, 2026