Form 10-Q
period 2026-07-03
V2X, Inc.
filed 2026-08-03
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
or
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
As of July 28, 2026, there were 31,345,358 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share data)	2026	2025	2026	2025
Revenue	$1,256,643	$1,078,330	$2,510,771	$2,094,253
Cost of revenue	1,147,139	982,597	2,295,449	1,920,417
Selling, general, and administrative expenses	55,694	42,793	117,422	86,598
Operating income	53,810	52,940	97,900	87,238
Loss on extinguishment of debt	(1,739)	(313)	(1,739)	(2,527)
Interest expense, net	(16,705)	(20,598)	(34,830)	(40,317)
Other expense, net	(2,137)	(2,579)	(4,583)	(4,874)
Income from operations before income taxes	33,229	29,450	56,748	39,520
Income tax expense	7,689	7,059	12,283	9,022
Net income	$25,540	$22,391	$44,465	$30,498

Earnings per share
Basic	$0.82	$0.71	$1.42	$0.96
Diluted	$0.81	$0.70	$1.41	$0.96
Weighted average common shares outstanding - basic	31,327	31,693	31,270	31,643
Weighted average common shares outstanding - diluted	31,524	31,883	31,519	31,886
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2026	2025	2026	2025
Net income	$25,540	$22,391	$44,465	$30,498
Other comprehensive income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	1,369	(1,663)	3,616	(5,172)
Tax (expense) benefit	(317)	386	(836)	1,201
Net change in derivative instruments	1,052	(1,277)	2,780	(3,971)
Foreign currency translation adjustments, net of tax benefit (expense) of $2, $(1,635), $196 and $(2,959)	6	5,404	(651)	9,780
Other comprehensive income, net of tax	1,058	4,127	2,129	5,809
Total comprehensive income	$26,598	$26,518	$46,594	$36,307
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 3,	December 31,
(In thousands, except per share data)	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash	$214,313	$368,994
Receivables	827,359	730,256
Prepaid expenses and other current assets	163,671	127,102
Total current assets	1,205,343	1,226,352
Property, plant, and equipment, net	48,990	52,383
Goodwill	1,676,954	1,677,154
Intangible assets, net	194,163	239,760
Other non-current assets	72,876	76,525
Total non-current assets	1,992,983	2,045,822
Total Assets	$3,198,326	$3,272,174
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$547,403	$557,042
Compensation and other employee benefits	134,173	176,530
Short-term debt	16,107	14,935
Other accrued liabilities	216,723	258,373
Total current liabilities	914,406	1,006,880
Long-term debt, net	1,047,980	1,083,234
Deferred tax liabilities	33,640	28,357
Other non-current liabilities	67,844	69,067
Total non-current liabilities	1,149,464	1,180,658
Total liabilities	2,063,870	2,187,538
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,908,996 shares issued and 31,345,358 shares outstanding as of July 3, 2026; 31,735,083 shares issued and 31,171,445 shares outstanding as of December 31, 2025	319	317
Treasury stock, at cost - (563,638) shares as of both July 3, 2026 and December 31, 2025	(30,274)	(30,274)
Additional paid in capital	782,308	779,084
Retained earnings	387,882	343,417
Accumulated other comprehensive loss	(5,779)	(7,908)
Total shareholders' equity	1,134,456	1,084,636
Total Liabilities and Shareholders' Equity	$3,198,326	$3,272,174
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 3,	June 27,
(In thousands)	2026	2025
Operating activities
Net income	$44,465	$30,498
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	8,074	8,175
Amortization of intangible assets	45,796	45,125
Amortization of cloud computing arrangements	2,524	2,453
Loss on disposal of property, plant, and equipment	5	325
Stock-based compensation	8,419	6,181
Deferred taxes	4,649	(4,807)
Amortization of debt issuance costs	3,240	3,032
Loss on extinguishment of debt	1,739	2,527
Changes in assets and liabilities:
Receivables	(89,623)	(20,635)
Other assets	(34,928)	(13,894)
Accounts payable	(10,683)	(116,931)
Compensation and other employee benefits	(42,236)	(17,322)
Other liabilities	(49,801)	8,342
Net cash used in operating activities	(108,360)	(66,931)
Investing activities
Purchases of capital assets	(3,374)	(5,180)
Proceeds from the disposition of assets	—	90
Net cash used in investing activities	(3,374)	(5,090)
Financing activities
Repayments of long-term debt	(37,390)	(3,812)
Proceeds from revolver	—	319,000
Repayments of revolver	—	(319,000)
Proceeds from stock awards and stock options	142	77
Payment of debt issuance costs	(1,194)	(3,909)
Payments of employee withholding taxes on stock-based compensation	(5,335)	(2,974)
Net cash used in financing activities	(43,777)	(10,618)
Exchange rate effect on cash	830	4,775
Net change in cash, cash equivalents and restricted cash	(154,681)	(77,864)
Cash, cash equivalents and restricted cash - beginning of period	368,994	268,321
Cash, cash equivalents and restricted cash - end of period	$214,313	$190,457

Supplemental disclosure of cash flow information:
Interest paid	$33,959	$32,956
Income taxes paid	$7,861	$5,164
Purchase of capital assets on account	$1,458	$2,125
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount		Retained Earnings
Balance at December 31, 2024	31,560	$316	$769,719	$265,535	$(9,418)	$1,026,152
Net income	—	—	—	8,107	—	8,107
Foreign currency translation adjustments	—	—	—	—	4,376	4,376
Unrealized loss on cash flow hedge	—	—	—	—	(2,694)	(2,694)
Employee stock awards and stock options	124	1	76	—	—	77
Taxes withheld on stock compensation awards	—	—	(2,653)	—	—	(2,653)
Stock-based compensation	—	—	2,452	—	—	2,452
Balance at March 28, 2025	31,684	$317	$769,594	$273,642	$(7,736)	$1,035,817
Net income	—	—	—	22,391	—	22,391
Foreign currency translation adjustments	—	—	—	—	5,404	5,404
Unrealized loss on cash flow hedge	—	—	—	—	(1,277)	(1,277)
Employee stock awards and stock options	25	—	—	—	—	—
Taxes withheld on stock compensation awards	—	—	(321)	—	—	(321)
Stock-based compensation	—	—	3,729	—	—	3,729
Balance at June 27, 2025	31,709	$317	$773,002	$296,033	$(3,609)	$1,065,743

	Common Stock Issued		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount	Shares	Amount		Retained Earnings
Balance at December 31, 2025	31,735	$317	(564)	$(30,274)	$779,084	$343,417	$(7,908)	$1,084,636
Net income	—	—	—	—	—	18,925	—	18,925
Foreign currency translation adjustments	—	—	—	—	—	—	(657)	(657)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	1,728	1,728
Employee stock awards and stock options	139	1	—	—	59	—	—	60
Taxes withheld on stock compensation awards	—	—	—	—	(4,758)	—	—	(4,758)
Stock-based compensation	—	—	—	—	3,609	—	—	3,609
Balance at April 3, 2026	31,874	$318	(564)	$(30,274)	$777,994	$362,342	$(6,837)	$1,103,543
Net income	—	—	—	—	—	25,540	—	25,540
Foreign currency translation adjustments	—	—	—	—	—	—	6	6
Unrealized gain on cash flow hedge	—	—	—	—	—	—	1,052	1,052
Employee stock awards and stock options	35	1	—	—	81	—	—	82
Taxes withheld on stock compensation awards	—	—	—	—	(577)	—	—	(577)
Stock-based compensation	—	—	—	—	4,810	—	—	4,810
Balance at July 3, 2026	31,909	$319	(564)	$(30,274)	$782,308	$387,882	$(5,779)	$1,134,456
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
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of July 3, 2026 and December 31, 2025, the Company's combined investment balance was $12.1 million and $10.8 million, respectively, included in other non-current assets on the Company's Condensed Consolidated Balance Sheets. The Company's proportionate share of income from equity method investments was $1.4 million and $3.5 million for the three and six months ended July 3, 2026, respectively, and $2.1 million and $2.9 million for the three and six months ended June 27, 2025, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (July 3, 2026 for the second quarter of 2026 and June 27, 2025 for the second quarter of 2025), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Restricted Cash
As of July 3, 2026, the Company had total cash, cash equivalents, and restricted cash of $214.3 million which included $4.0 million of restricted cash. The Company's restricted cash was $3.0 million as of December 31, 2025.

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
As of July 3, 2026 and December 31, 2025, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $24.5 million and $25.1 million, respectively, included in prepaid expenses and other current assets and other non-current assets on the Company's Condensed Consolidated Balance Sheets.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	As of
	July 3,	December 31,
(In thousands)	2026	2025
Inventory, net	$59,071	$45,854
Prepaid expenses	52,872	48,895
Prepaid taxes	6,296	9,427
Other	45,432	22,926
Total	$163,671	$127,102
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
Remaining performance obligations are presented in the following table:

	As of
	July 3,	December 31,
(In millions)	2026	2025
Performance Obligations	$3,731	$3,375
As of July 3, 2026, the Company expects to recognize approximately 53% of the remaining performance obligations as revenue in 2026 and the majority of the remainder of the balance as revenue in 2027 and 2028.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three months ended July 3, 2026 and June 27, 2025 increased operating income by $1.8 million and $1.4 million, respectively. Cumulative adjustments for the six months ended July 3, 2026 and June 27, 2025 increased operating income by $0.7 million and $5.6 million, respectively.
For the three and six months ended July 3, 2026, the net adjustments to operating income increased revenue by $2.8 million and $5.4 million, respectively. For the three and six months ended June 27, 2025, the net adjustments to operating income increased revenue by $4.9 million and $19.7 million, respectively.
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

Revenue by contract type is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 27,	%	July 3,	June 27,	%
(In thousands)	2026	2025	Change	2026	2025	Change
Cost-plus and cost-reimbursable	$735,218	$647,582	13.5%	$1,487,623	$1,270,653	17.1%
Firm-fixed-price	389,650	405,091	(3.8)%	762,409	769,177	(0.9)%
Time-and-materials	131,775	25,657	413.6%	260,739	54,423	379.1%
Total revenue	$1,256,643	$1,078,330		$2,510,771	$2,094,253
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 27,	%	July 3,	June 27,	%
(In thousands)	2026	2025	Change	2026	2025	Change
United States	$797,512	$632,357	26.1%	$1,608,066	$1,209,815	32.9%
Middle East	324,550	320,317	1.3%	638,883	638,662	—%
Asia	86,566	76,793	12.7%	162,703	152,771	6.5%
Europe	48,015	48,863	(1.7)%	101,119	93,005	8.7%
Total revenue	$1,256,643	$1,078,330		$2,510,771	$2,094,253
Revenue by contract relationship is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 27,	%	July 3,	June 27,	%
(In thousands)	2026	2025	Change	2026	2025	Change
Prime contractor	$1,206,600	$1,008,340	19.7%	$2,404,062	$1,972,086	21.9%
Subcontractor	50,043	69,990	(28.5)%	106,709	122,167	(12.7)%
Total revenue	$1,256,643	$1,078,330		$2,510,771	$2,094,253
Revenue by customer is as follows:

	Three Months Ended			Six Months Ended
	July 3,	June 27,	%	July 3,	June 27,	%
(In thousands)	2026	2025	Change	2026	2025	Change
Army	$422,112	$457,443	(7.7)%	$862,226	$899,579	(4.2)%
Navy	375,172	354,282	5.9%	758,093	700,394	8.2%
Air Force	215,190	107,822	99.6%	383,023	206,948	85.1%
Other	244,169	158,783	53.8%	507,429	287,332	76.6%
Total revenue	$1,256,643	$1,078,330		$2,510,771	$2,094,253
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

As of July 3, 2026 and December 31, 2025, the Company had contract assets of $649.1 million and $628.5 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of July 3, 2026 and December 31, 2025, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $97.8 million and $100.7 million, respectively. As of January 1, 2025, the Company had contract assets of $620.5 million and contract liabilities of $98.7 million.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	As of
	July 3,	December 31,
(In thousands)	2026	2025
Billed receivables	$154,915	$87,089
Unbilled receivables (contract assets)	649,052	628,529
Other	23,392	14,638
Total receivables	$827,359	$730,256
As of July 3, 2026 and December 31, 2025, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of the July 3, 2026 contract assets during 2026. Changes in the balance of receivables are primarily due to the timing differences between performance and customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On May 29, 2026, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $868.5 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $829.4 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $1.7 million in the Condensed Consolidated Statement of Income for both the three and six months ended July 3, 2026.
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans to replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche, resulting in a loss on extinguishment of debt of $2.0 million in the Condensed Consolidated Statement of Income for the six months ended June 27, 2025.
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
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.00% per annum, or SOFR, plus a margin of 2.00% per annum. As of July 3, 2026, the effective interest rate for the First Lien Credit Agreement was 6.18%.

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
As of July 3, 2026, the carrying value of the First Lien Credit Agreement was $866.4 million, excluding deferred discount and unamortized deferred financing costs of $20.9 million. The estimated fair value of the First Lien Credit Agreement as of July 3, 2026 was $864.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
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
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replace or refinance in full all the existing term loans outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replace or refinance in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2025 Term Loans amortize at approximately $1.5 million per quarter for the fiscal quarters ending June 30, 2025 through March 31, 2027, increasing to $3.0 million per quarter for the fiscal quarters ending June 30, 2027 through December 31, 2029, with the balance of $183.0 million due on March 31, 2030.
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
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) the federal funds rate plus 0.50%, (b) the prime lending rate, or (c) an adjusted SOFR rate plus 1.00%, plus a margin of 0.50% to 1.50% per annum, or SOFR, plus a margin of 1.50% to 2.50% per annum, in each case, depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries. As of July 3, 2026, the effective interest rate for the 2025 Term Loans was 5.82%.
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

As of July 3, 2026, there were no outstanding borrowings and $14.9 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $485.1 million as of July 3, 2026. Unamortized deferred financing costs related to the 2025 Revolver of $3.5 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of July 3, 2026, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of July 3, 2026, the carrying value of the 2025 Term Loans was $220.1 million, excluding unamortized deferred financing costs of $1.5 million. The estimated fair value of the 2025 Term Loans as of July 3, 2026 was $220.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities of the First Lien Credit Agreement and 2023 Credit Agreement as of July 3, 2026 are as follows:

(In thousands)	Payments due
2026 (remainder of the year)	$7,311
2027	19,076
2028	20,560
2029	20,560
2030	1,018,922
Total	$1,086,429
As of July 3, 2026, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
As of July 3, 2026, the Company held $350.0 million of interest rate swap contracts to mitigate risks to earnings and cash flows relating to fluctuations in interest rates. During the three months ended July 3, 2026, the Company elected not to renew certain interest rate swap contracts, which resulted in a decrease in interest rate swap contracts of $100.0 million from the quarter ended April 3, 2026. As of July 3, 2026 and December 31, 2025, these contracts had notional values of $321.9 million and $428.1 million, respectively. These contracts are designated and qualify as effective cash flow hedges.
The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		As of
		July 3,	December 31,
(In thousands)	Balance sheet caption	2026	2025
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$894	$—
Interest rate swap designated as cash flow hedge	Other non-current assets	$571	$—
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$—	$770
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$—	$1,380
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$1,465	$(2,150)
The Company regularly assesses the creditworthiness of the counterparty. As of July 3, 2026, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination.

Net interest rate derivative expenses of $2.9 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income for both the three and six months ended July 3, 2026. Net interest rate derivative gains of $0.8 million and $1.5 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income for the three and six months ended June 27, 2025, respectively. The Company expects $0.9 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of July 3, 2026 to be recognized in earnings within the next 12 months.
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
The Company estimated and accrued $15.7 million and $14.4 million as of July 3, 2026 and December 31, 2025, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2026	2025	2026	2025
Compensation costs for equity-based awards, pre-tax	$4,810	$3,729	$8,419	$6,181
Future tax benefit	$1,112	$888	$1,946	$1,471
As of July 3, 2026, total unrecognized compensation costs related to equity-based awards were $31.4 million, which are expected to be recognized ratably over a weighted average period of 1.8 years.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the six months ended July 3, 2026:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	10	$21.19	408	$46.96	368	$48.48
Granted	—	$—	190	$70.57	120	$76.64
Exercised	(7)	$20.78	—	$—	—	$—
Vested	—	$—	(208)	$45.76	(34)	$40.96
Cancelled	—	$—	—	$—	(109)	$43.85
Forfeited or expired	—	$—	(11)	$53.80	(1)	$77.07
Outstanding at July 3, 2026	3	$21.98	379	$59.26	344	$61.70
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
As of July 3, 2026, there was $17.1 million of unrecognized RSU related compensation expense.
Performance Share Units
During the six months ended July 3, 2026, the Company granted PSUs that become eligible to vest based on the achievement of Adjusted Earnings Per Share (adjusted EPS) and relative Total Shareholder Return (rTSR) goals over the three-year performance period. The performance-based awards will vest and the stock will be issued at the end of a three-year period based on i) Company performance against an annual adjusted EPS target established each year, over 3 years, as determined by the Compensation and Human Capital Committee of the Company’s Board of Directors (Compensation Committee), and a 3-year rTSR modifier as compared to certain Aerospace & Defense companies approved by the Compensation Committee and assuming ii) the employee’s continued service through the vesting date in accordance with the terms of the 2014 Omnibus Plan. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. A Monte Carlo valuation model was used to determine the fair value of the awards by simulating 50,000 potential Total Shareholder Return outcomes for the Company and a group of peer companies over the performance periods and determine the amount of the payout that would occur in each simulation. The fair value is based on the average of the results.
As of July 3, 2026, there was $14.3 million of unrecognized PSU related compensation expense.

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
For the three months ended July 3, 2026 and June 27, 2025, the Company recorded income tax expense of $7.7 million and $7.1 million, respectively, representing effective income tax rates of 23.1% and 24.0%, respectively. For the six months ended July 3, 2026 and June 27, 2025, the Company recorded income tax expense of $12.3 million and $9.0 million, respectively, representing effective income tax rates of 21.6% and 22.8%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, Net Controlled Foreign Corporation Tested Income (NCTI), disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by foreign derived intangible income deduction, available deductions not included in book income and income tax credits.
Uncertain Tax Positions
As of both July 3, 2026 and December 31, 2025, unrecognized tax benefits from uncertain tax positions were $1.2 million.
Other
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research expensing and increases the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBA did not significantly impact our income tax expense or effective tax rate for the three and six months ended July 3, 2026.
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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$25,540	$22,391	$44,465	$30,498

Weighted average common shares outstanding	31,327	31,693	31,270	31,643
Add: Dilutive impact of stock options	4	18	4	18
Add: Dilutive impact of restricted stock units and performance share units	193	172	245	225
Diluted weighted average common shares outstanding	31,524	31,883	31,519	31,886

Earnings per share
Basic	$0.82	$0.71	$1.42	$0.96
Diluted	$0.81	$0.70	$1.41	$0.96

The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2026	2025	2026	2025
Anti-dilutive restricted stock units and performance share units	108	104	68	45
Total	108	104	68	45
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors non-qualified deferred compensation plans, under which participants are eligible to defer a portion of their compensation on a tax deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of plan investments and obligations are recorded in selling, general, and administrative expenses. The plan assets and liabilities were $6.0 million and $5.8 million as of July 3, 2026 and December 31, 2025, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $4.5 million and $9.9 million for the three and six months ended July 3, 2026, respectively, and $4.9 million and $8.9 million for the three and six months ended June 27, 2025, respectively.
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

	As of and for the
	Six Months Ended
	July 3,	June 27,
(In thousands)	2026	2025
Beginning balance:	$276,720	$218,897
Sale of receivables	2,034,406	1,708,624
Cash collections	(2,177,281)	(1,699,604)
Outstanding balance sold to MUFG[1]	133,845	227,917
Cash collected, not remitted to MUFG[2]	(20,841)	(77,963)
Remaining sold receivables	$113,004	$149,954
[1] For the six months ended July 3, 2026, the Company recorded a net cash outflow, excluding fees, from sale of receivables of $142.9 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of July 3, 2026. This balance is included in other accrued liabilities as of the balance sheet date.
During the three months ended July 3, 2026 and June 27, 2025, the Company incurred purchase discount fees, net of servicing fees, of $2.2 million and $2.6 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income. During the six months ended July 3, 2026 and June 27, 2025, the Company incurred purchase discount fees, net of servicing fees, of $4.6 million and $5.1 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of July 3, 2026. Proceeds from the sale of receivables are reflected as cash inflows from operating activities on the Condensed Consolidated Statements of Cash Flows.
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
Our CODM reviews significant expenses as reported in the Condensed Consolidated Statements of Income in addition to depreciation and amortization information, which is summarized below for the three and six months ended July 3, 2026 and June 27, 2025:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2026	2025	2026	2025
Depreciation and amortization	$28,285	$27,715	$56,394	$55,753
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
Our primary customer is the U.S. Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a). For the six months ended July 3, 2026 and June 27, 2025, the Company had total revenue of $2.5 billion and $2.1 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the six months ended July 3, 2026 and June 27, 2025, we generated approximately 34% and 43%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $178.3 million, or 16.5%, for the three months ended July 3, 2026 as compared to the three months ended June 27, 2025. Revenue increased primarily due to program ramp ups in global training and aerospace along with $101.6 million attributed to discrete activities to support a national security mission. Revenue from our programs in the U.S., Asia, and the Middle East increased by $165.1 million, $9.8 million, and $4.2 million, respectively, partially offset by a decrease in revenue from our programs in Europe of $0.8 million during the three months ended July 3, 2026 as compared to the three months ended June 27, 2025.
Operating income for the three and six months ended July 3, 2026 was $53.8 million and $97.9 million, respectively, an increase of $0.9 million and $10.7 million, or 1.6% and 12.2%, respectively, compared to the three and six months ended June 27, 2025. Operating income increased primarily due to the ramp up of several programs, partially offset by increased Selling, General and Administrative expenses (SG&A) and corporate expenses.
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
Further details related to consolidated financial results for the three and six months ended July 3, 2026, compared to the three and six months ended June 27, 2025, are contained in the "Discussion of Financial Results" section in this Quarterly Report on Form 10-Q.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue:

	% of Total Revenue
	Six Months Ended
	July 3,	June 27,
Contract Name	2026	2025
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	7.3%	10.9%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order was exercised through June 30, 2026 and provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. On May 12, 2026, the U.S. Department of the Army notified the Company of its decision to reduce the scope of work being performed under this task order and to extend the contract with respect to the revised scope for an additional six months to December 31, 2026. The LOGCAP V - Kuwait Task Order contributed $182.4 million and $229.1 million of revenue for the six months ended July 3, 2026 and June 27, 2025, respectively. As a result of this modification, the Company reduced its backlog by $414.6 million. The Company continues to work with the U.S. Department of the Army to support them in the region, including through the current extension of the original task order for $22.6 million until the end of 2026, as well as through other contract vehicles. Management does not currently expect the reduction in scope of the LOGCAP V - Kuwait Task Order to have a material adverse effect on the Company's financial condition or results of operations, including revenue due to other programs ramp up as reflected in "Discussion of Financial Results" section.
Backlog
Backlog represents revenue we expect to recognize in the future as work is performed for remaining performance obligations for our contracts. Backlog includes funded amounts (funding is contractually authorized and appropriated by the customer) and unfunded amounts (amounts not currently contractually obligated by the customer, including unexercised options when the exercise of those options is considered probable). Total backlog excludes potential orders under IDIQ contracts and contracts awarded to us that are being protested by competitors with the GAO or in the COFC for which a stop work order has been received by the Company. Actual backlog values may vary due to the level of order activity related to programs, the timing of government funding authorizations or de-obligations of funding. Year-over-year comparisons could, at times, be impacted by these factors, among others.
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
The following is a summary of funded and unfunded backlog:

	As of
	July 3,	December 31,
(In millions)	2026	2025
Funded backlog	$2,520	$2,303
Unfunded backlog	10,207	8,813
Total backlog	$12,727	$11,116
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $2.7 billion during the six months ended July 3, 2026, which was an increase of $540.2 million compared to the six months ended June 27, 2025.

Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. The U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, the Company expects the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. V2X believes that its capabilities should help its clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in the business. Further, the DoW budget remains the largest defense budget in the world and management believes the Company's addressable portion of the DoW budget offers substantial opportunity for growth.
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On February 3, 2026, the President signed into law, H.R. 7148, the "Consolidated Appropriations Act, 2026," to end a partial government shutdown and fund the DoW and other federal agencies through FY 2026. The defense funding bill includes approximately $839 billion in appropriations. The OBBBA was signed into law by the President on July 4th, 2025, and allocates approximately $150 billion in mandatory funds to support defense and national security priorities that are available to be obligated through September 30, 2029. See Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion relating to the OBBBA.
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
However, business conditions have become more challenging and uncertain due to macroeconomic and geopolitical conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities could create additional demand for our products and services; however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Additionally, global hostilities could also impact our ability to deliver our products and services to customers. Further, we continue to closely monitor impacts to our business and operations in the Middle East, and the region at large due to the conflict in Iran. In addition, given the current level of inflation and geopolitical factors, the Company is monitoring the impact of rising costs on its active and future contracts and its financial results, and actively evaluating opportunities for cost reductions and deleveraging. The Company’s earnings and profitability may vary materially depending on the total mix of contracts. To date, the Company has not experienced broad-based increases from inflation or geopolitical hostilities, including as a result of tariffs, in the costs of its fixed-price and time and materials contracts that are material to the business. However, if the geopolitical conditions worsen or if the Company experiences greater than expected inflation in its supply chain and labor costs, then profit margins, and in particular, the profit margin from fixed-price and time and materials contracts, which represent a substantial portion of its contracts, could be adversely affected.
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

Secondary Public Offerings
On May 7, 2026, we entered into an underwriting agreement (the May 2026 Underwriting Agreement), by and among the Company, Vertex Aerospace Holdco LLC (the Selling Shareholder), and Morgan Stanley & Co. LLC, as the sole underwriter (the May 2026 Underwriter), relating to the public offering (the May 2026 Offering) of 2,004,569 shares of common stock by the Selling Shareholder. The May 2026 Offering closed on May 11, 2026. The Company did not sell any securities in the May 2026 Offering and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder. Following the May 2026 Offering, the Selling Shareholder no longer owns any shares of common stock. An entity affiliated with the Selling Shareholder continued to beneficially own 375,420 shares, or approximately 1.2%, of the Company’s outstanding common stock immediately after giving effect to the May 2026 Offering.
On May 15, 2025, we entered into an underwriting agreement (the May 2025 Underwriting Agreement), by and among the Company, the Selling Shareholder and RBC Capital Markets, LLC, as underwriter (the Underwriter), relating to the public offering (the May 2025 Offering) of 2,000,000 shares of common stock by the Selling Shareholder and up to 300,000 additional shares of common stock at the Underwriter’s option at any time on or before the 30th day after the date of the prospectus supplement dated May 15, 2025 (the May 2025 Option). The May 2025 Offering closed on May 19, 2025. The Selling Shareholder elected not to exercise the May 2025 Option. The Company did not sell any securities in the May 2025 Offering and did not receive any proceeds from the sale of the shares offered by the Selling Shareholder.

DISCUSSION OF FINANCIAL RESULTS
Three months ended July 3, 2026 compared to three months ended June 27, 2025
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	July 3,	June 27,
(In thousands, except for percentages)	2026	2025	$	%
Revenue	$1,256,643	$1,078,330	$178,313	16.5%
Cost of revenue	1,147,139	982,597	164,542	16.7%
% of revenue	91.3%	91.1%
Selling, general, and administrative expenses	55,694	42,793	12,901	30.1%
% of revenue	4.4%	4.0%
Operating income	53,810	52,940	870	1.6%
Operating margin	4.3%	4.9%
Loss on extinguishment of debt	(1,739)	(313)	(1,426)	455.6%
Interest expense, net	(16,705)	(20,598)	3,893	(18.9)%
Other expense, net	(2,137)	(2,579)	442	(17.1)%
Income from operations before income taxes	33,229	29,450	3,779	12.8%
% of revenue	2.6%	2.7%
Income tax expense	7,689	7,059	630	8.9%
Effective income tax rate	23.1%	24.0%
Net income	$25,540	$22,391	$3,149	14.1%
Revenue
Revenue increased by $178.3 million, or 16.5%, for the three months ended July 3, 2026 as compared to the three months ended June 27, 2025 primarily driven by program ramp ups in global training and aerospace along with $101.6 million attributed to discrete activities to support a national security mission. Revenue from our programs in the U.S., Asia, and the Middle East increased by $165.1 million, $9.8 million, and $4.2 million, respectively, partially offset by a decrease of $0.8 million in revenue from our programs in Europe.
Cost of Revenue
Cost of revenue increased by $164.5 million, or 16.7%, for the three months ended July 3, 2026 as compared to the three months ended June 27, 2025, consistent with the increase in revenue.

Selling, General, & Administrative Expenses
SG&A expenses increased by $12.9 million, or 30.1%, for the three months ended July 3, 2026 as compared to the three months ended June 27, 2025, primarily driven by higher operating costs associated with revenue growth, non-recurring integration initiatives, and expenses incurred to evaluate potential merger and acquisition opportunities as part of the Company's capital allocation strategy.
Operating Income
Operating income increased $0.9 million, or 1.6%, for the three months ended July 3, 2026 as compared to the three months ended June 27, 2025. Operating income as a percentage of revenue was 4.3% for the three months ended July 3, 2026, compared to 4.9% for the three months ended June 27, 2025. The increase in operating income was primarily driven by the ramp up of several programs, as described above, partially offset by increased SG&A and corporate expenses.
Aggregate cumulative adjustments increased operating income by $1.8 million for the three months ended July 3, 2026 and $1.4 million for the three months ended June 27, 2025. The aggregate cumulative adjustments for the three months ended July 3, 2026 and June 27, 2025 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $1.7 million loss on extinguishment of debt for the three months ended July 3, 2026 and a $0.3 million loss on extinguishment of debt for the three months ended June 27, 2025. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.
Six months ended July 3, 2026, compared to six months ended June 27, 2025
Selected financial highlights are presented in the following table:

	Six Months Ended		Change
	July 3,	June 27,
(In thousands, except for percentages)	2026	2025	$	%
Revenue	$2,510,771	$2,094,253	$416,518	19.9%
Cost of revenue	2,295,449	1,920,417	375,032	19.5%
% of revenue	91.4%	91.7%
Selling, general, and administrative expenses	117,422	86,598	30,824	35.6%
% of revenue	4.7%	4.1%
Operating income	97,900	87,238	10,662	12.2%
Operating margin	3.9%	4.2%
Loss on extinguishment of debt	(1,739)	(2,527)	788	(31.2)%
Interest expense, net	(34,830)	(40,317)	5,487	(13.6)%
Other expense, net	(4,583)	(4,874)	291	(6.0)%
Income from operations before income taxes	56,748	39,520	17,228	43.6%
% of revenue	2.3%	1.9%
Income tax expense	12,283	9,022	3,261	36.1%
Effective income tax rate	21.6%	22.8%
Net income	$44,465	$30,498	$13,967	45.8%
Revenue
Revenue increased $416.5 million, or 19.9%, for the six months ended July 3, 2026 as compared to the six months ended June 27, 2025 primarily driven by program ramp ups in global training and aerospace along with $200.9 million attributed to discrete activities to support a national security mission. Revenue from our programs located in the U.S., Asia, Europe, and the Middle East increased by $398.3 million, $9.9 million, $8.1 million, and $0.2 million, respectively.
Cost of Revenue
Cost of revenue increased $375.0 million, or 19.5%, for the six months ended July 3, 2026 as compared to the six months ended June 27, 2025, consistent with the increase in revenue.

Selling, General, & Administrative Expenses
SG&A expenses increased $30.8 million, or 35.6%, for the six months ended July 3, 2026 as compared to the six months ended June 27, 2025, primarily driven by higher operating costs associated with revenue growth, non-recurring integration initiatives, and expenses incurred to evaluate potential merger and acquisition opportunities as part of the Company's capital allocation strategy.
Operating Income
Operating income increased $10.7 million, or 12.2%, for the six months ended July 3, 2026 as compared to the six months ended June 27, 2025. Operating income as a percentage of revenue was 3.9% for the six months ended July 3, 2026, compared to 4.2% for the six months ended June 27, 2025. The increase in operating income was primarily driven by the ramp up of several programs, as described above, partially offset by increased SG&A and corporate expenses.
Aggregate cumulative adjustments increased operating income by $0.7 million and $5.6 million for the six months ended July 3, 2026 and June 27, 2025, respectively. The aggregate cumulative adjustments for the six months ended July 3, 2026 and June 27, 2025 related to changes in contract terms, program performance, customer changes in scope of work and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $1.7 million loss on extinguishment of debt for the six months ended July 3, 2026 and a $2.5 million loss on extinguishment of debt for the six months ended June 27, 2025. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.
Interest Expense, Net
Interest expense, net for the three and six months ended July 3, 2026 and June 27, 2025 was as follows:

	Three Months Ended		Change		Six Months Ended		Change
	July 3,	June 27,			July 3,	June 27,
(In thousands, except for percentages)	2026	2025	$	%	2026	2025	$	%
Interest income	$2,582	$171	$2,411	1,410%	$3,679	$408	$3,271	802%
Interest expense	(19,287)	(20,769)	1,482	(7)%	(38,509)	(40,725)	2,216	(5)%
Interest expense, net	$(16,705)	$(20,598)	$3,893	(19)%	$(34,830)	$(40,317)	$5,487	(14)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $5.5 million for the six months ended July 3, 2026 compared to the six months ended June 27, 2025 primarily due to a decrease in our debt balance and increase in interest income. For further discussion of these amendments see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Other Expense, Net
During the three and six months ended July 3, 2026, we incurred purchase discount fees, net of servicing fees, of $2.2 million and $4.6 million, respectively, related to the sale of accounts receivable through the MARPA Facility. During the three and six months ended June 27, 2025, we incurred purchase discount fees, net of servicing fees, of $2.6 million and $5.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility. For a discussion of the MARPA Facility, see Note 12, Sale of Receivables, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Income Tax Expense
We recorded income tax expense of $7.7 million and $7.1 million for the three months ended July 3, 2026 and June 27, 2025, respectively, representing effective income tax rates of 23.1% and 24.0%, respectively. For the six months ended July 3, 2026 and June 27, 2025, we recorded income tax expense of $12.3 million and $9.0 million, respectively, representing effective income tax rates of 21.6% and 22.8%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, Net CFC Tested Income (NCTI), disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by foreign derived intangible income deduction, available deductions not included in book income and income tax credits.

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
On May 29, 2026, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $868.5 million (the New Term Loans), in which the New Term Loans replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $829.4 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $1.7 million in the Condensed Consolidated Statement of Income for the six months ended July 3, 2026. See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
As of July 3, 2026, the carrying value of the First Lien Credit Agreement was $866.4 million, excluding deferred discount and unamortized deferred financing costs of $20.9 million. The estimated fair value of the First Lien Credit Agreement as of July 3, 2026 was $864.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of July 3, 2026, there were no outstanding borrowings and $14.9 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $485.1 million as of July 3, 2026. Unamortized deferred financing costs related to the 2025 Revolver of $3.5 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of July 3, 2026, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of July 3, 2026, the carrying value of the 2025 Term Loans was $220.1 million, excluding unamortized deferred financing costs of $1.5 million. The estimated fair value of the 2025 Term Loans as of July 3, 2026 was $220.2 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2). See Note 5. Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.

The cash presented on the Condensed Consolidated Balance Sheets consists of cash held by our wholly owned U.S. and international subsidiaries. Approximately $57.1 million of our $214.3 million in cash, cash equivalents and restricted cash as of July 3, 2026 is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
Sources and Uses of Liquidity
Cash, accounts receivable, unbilled receivables, and accounts payable are the principal components of the Company's working capital and are generally driven by revenue with other short-term fluctuations related to payment practices by customers, sales of accounts receivable through the MARPA Facility and the timing of billings. Our receivables reflect amounts billed to customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date. On May 28, 2026, the Government of Greenland drew $4.3 million on a letter of credit held by the Company related to prior year tax claims, which the Company has appealed. The Company has recorded this withdrawal by the Government of Greenland as receivables on the Company's Condensed Consolidated Balance Sheets as management currently believes that there is reasonable likelihood of this amount being recoverable.
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 56 and 57 days as of July 3, 2026 and December 31, 2025, respectively.
The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Six Months Ended
	July 3,	June 27,
(in thousands)	2026	2025
Operating activities	$(108,360)	$(66,931)
Investing activities	(3,374)	(5,090)
Financing activities	(43,777)	(10,618)
Foreign exchange[1]	830	4,775
Net change in cash, cash equivalents and restricted cash	$(154,681)	$(77,864)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the six months ended July 3, 2026 consisted of net cash outflows from the sale of receivables through the MARPA Facility of $142.9 million and net cash outflows in working capital accounts of $85.0 million, partially offset by non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $74.4 million, net income of $44.5 million, and net cash inflows in other long-term assets and liabilities of $0.6 million.
Net cash used in operating activities for the six months ended June 27, 2025 consisted of net cash outflows in working capital accounts of $161.7 million and net cash outflows in other long-term assets and liabilities of $7.8 million, partially offset by non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $63.0 million, net income of $30.5 million and cash inflows from the sale of receivables through the MARPA Facility of $9.0 million.
Net cash used in investing activities for the six months ended July 3, 2026 consisted of $3.4 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the six months ended June 27, 2025 consisted of $5.1 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities for the six months ended July 3, 2026 primarily consisted of repayments of long-term debt of $37.4 million, payments for employee withholding taxes on stock-based compensation of $5.3 million and payments for debt issuance costs of $1.2 million.
Net cash used in financing activities for the six months ended June 27, 2025 consisted of revolver repayments of $319.0 million, payments for debt issuance costs of $3.9 million, repayments of long-term debt of $3.8 million and payments for employee withholding taxes on stock-based compensation of $3.0 million, partially offset by proceeds from the revolver of $319.0 million.
Capital Resources
As of July 3, 2026, we held cash, cash equivalents and restricted cash of $214.3 million, which included approximately $57.1 million held by foreign subsidiaries, and had $485.1 million of available borrowing capacity under the 2025 Revolver. We believe that our cash, cash equivalents and restricted cash as of July 3, 2026, as supplemented by operating cash flows, the 2025 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for at least the next 12 months.

Contractual Obligations
As of July 3, 2026, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Leases	$42,331	$6,582	$20,002	$11,383	$4,364
Principal payments on First Lien Credit Agreement¹	866,351	8,685	17,370	840,296	—
Principal payments on 2023 Credit Agreement¹	220,078	7,422	23,750	188,906	—
Interest on First Lien and 2023 Credit Agreements	266,169	63,408	124,762	77,999	—
Total	$1,394,929	$86,097	$185,884	$1,118,584	$4,364
¹ Includes unused funds fee and is based on the July 3, 2026 interest rate and outstanding balance.
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

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, and other disruptions to our information technology and operation; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets, including potential changes or uncertainty arising from the U.S. president and administration; government regulations and compliance therewith, including changes to the DoW procurement process; changes in technology; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities and tariffs; our suppliers' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce and unions; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions; our expectation with respect to the resolution of certain tax claims or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems, including enterprise resource planning and business systems; changes in GAAP; and other factors described in Part I, "Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at July 3, 2026.
Interest Rate Risk
Each one percentage point change associated with the variable rate First Lien Credit Agreement would result in a $7.8 million change in the related annual cash interest expenses.
Assuming the 2025 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.
As of July 3, 2026, the notional value of the Company's interest rate swap agreements totaled $321.9 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2026. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2026, the Company’s disclosure controls and procedures were effective.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company's Internal Control over Financial Reporting (ICFR) during the period ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following change related to our large contracts from our prior disclosure included in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2026:
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
Revenue from our largest contract, the Kuwait Task Order under the LOGCAP V contract vehicle amounted to approximately $441.6 million, or 9.9% of our revenue for the year ended December 31, 2025. On May 12, 2026, the U.S. Department of the Army notified the Company of its decision to reduce the scope of work being performed under this task order and to extend the contract with respect to the revised scope for an additional six months. As a result of this modification, the Company reduced its backlog by $414.6 million. For further discussion, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Contracts in this Quarterly Report on Form 10-Q.
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

ITEM 6. EXHIBITS

10.1
Amendment No. 6 to First Lien Credit Agreement, dated as of May 29, 2026, by and among V2X LLC, a Delaware limited liability company, V2X Intermediate LLC, a Delaware limited liability company, the other Loan Parties thereto, the Additional Lender and Royal Bank of Canada as Administrative Agent. (incorporated by reference to Exhibit 10.1 to V2X Inc.’s Current Report on Form 8-K filed on June 1, 2026).

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
The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

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
Date: August 3, 2026