Form 10-Q
period 2026-10-02
V2X, Inc.
filed 2026-11-02
CIK 1601548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
or
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
As of October 27, 2026, there were 31,351,648 shares of common stock ($0.01 par value per share) outstanding.

V2X, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except per share data)	2026	2025	2026	2025
Revenue	$1,271,463	$1,167,137	$3,782,234	$3,261,390
Cost of revenue	1,168,031	1,072,632	3,463,480	2,993,049
Selling, general, and administrative expenses	43,951	38,836	161,373	125,434
Operating income	59,481	55,669	157,381	142,907
Loss on extinguishment of debt	—	—	(1,739)	(2,527)
Interest expense, net	(15,534)	(19,961)	(50,364)	(60,278)
Other expense, net	(2,428)	(2,962)	(7,011)	(7,836)
Income from operations before income taxes	41,519	32,746	98,267	72,266
Income tax expense	9,526	8,141	21,809	17,163
Net income	$31,993	$24,605	$76,458	$55,103

Earnings per share
Basic	$1.02	$0.78	$2.44	$1.74
Diluted	$1.01	$0.77	$2.42	$1.73
Weighted average common shares outstanding - basic	31,346	31,617	31,295	31,634
Weighted average common shares outstanding - diluted	31,588	31,856	31,563	31,881
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2026	2025	2026	2025
Net income	$31,993	$24,605	$76,458	$55,103
Other comprehensive income, net of tax
Changes in derivative instruments:
Net change in fair value of interest rate swaps	1,832	(413)	5,448	(5,585)
Tax (expense) benefit	(423)	96	(1,259)	1,297
Net change in derivative instruments	1,409	(317)	4,189	(4,288)
Foreign currency translation adjustments, net of tax benefit (expense) of $120, $1,132, $316 and $(1,827)	(400)	(3,740)	(1,051)	6,040
Other comprehensive income (loss), net of tax	1,009	(4,057)	3,138	1,752
Total comprehensive income	$33,002	$20,548	$79,596	$56,855
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2,	December 31,
(In thousands, except per share data)	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash	$265,070	$368,994
Receivables	809,786	730,256
Prepaid expenses and other current assets	172,700	127,102
Total current assets	1,247,556	1,226,352
Property, plant, and equipment, net	48,169	52,383
Goodwill	1,676,954	1,677,154
Intangible assets, net	171,267	239,760
Other non-current assets	73,912	76,525
Total non-current assets	1,970,302	2,045,822
Total Assets	$3,217,858	$3,272,174
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$467,959	$557,042
Compensation and other employee benefits	161,794	176,530
Short-term debt	17,591	14,935
Other accrued liabilities	270,222	258,373
Total current liabilities	917,566	1,006,880
Long-term debt, net	1,034,151	1,083,234
Deferred tax liabilities	38,004	28,357
Other non-current liabilities	57,342	69,067
Total non-current liabilities	1,129,497	1,180,658
Total liabilities	2,047,063	2,187,538
Commitments and contingencies (Note 7)
Shareholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,911,630 shares issued and 31,347,992 shares outstanding as of October 2, 2026; 31,735,083 shares issued and 31,171,445 shares outstanding as of December 31, 2025	319	317
Treasury stock, at cost - (563,638) shares as of both October 2, 2026 and December 31, 2025	(30,274)	(30,274)
Additional paid-in capital	785,645	779,084
Retained earnings	419,875	343,417
Accumulated other comprehensive loss	(4,770)	(7,908)
Total shareholders' equity	1,170,795	1,084,636
Total Liabilities and Shareholders' Equity	$3,217,858	$3,272,174
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 2,	September 26,
(In thousands)	2026	2025
Operating activities
Net income	$76,458	$55,103
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	11,817	12,468
Amortization of intangible assets	68,693	67,726
Amortization of cloud computing arrangements	3,763	3,676
Loss on disposal of property, plant, and equipment	6	826
Stock-based compensation	11,838	9,121
Deferred taxes	8,717	(9,077)
Amortization of debt issuance costs	4,787	4,588
Loss on extinguishment of debt	1,739	2,527
Changes in assets and liabilities:
Receivables	(72,718)	(58,473)
Other assets	(44,918)	(15,473)
Accounts payable	(89,640)	(63,230)
Compensation and other employee benefits	(14,509)	(10,583)
Other liabilities	(7,074)	(26,683)
Net cash used in operating activities	(41,041)	(27,484)
Investing activities
Purchases of capital assets	(6,737)	(9,660)
Proceeds from the disposition of assets	18	2,285
Acquisitions of businesses	—	(27,500)
Net cash used in investing activities	(6,719)	(34,875)
Financing activities
Repayments of long-term debt	(51,045)	(7,546)
Proceeds from revolver	—	459,000
Repayments of revolver	—	(459,000)
Proceeds from stock awards and stock options	141	558
Purchase of treasury stock	—	(10,000)
Payment of debt issuance costs	(1,194)	(3,909)
Payments of employee withholding taxes on stock-based compensation	(5,417)	(2,982)
Net cash used in financing activities	(57,515)	(23,879)
Exchange rate effect on cash	1,351	235
Net change in cash, cash equivalents and restricted cash	(103,924)	(86,003)
Cash, cash equivalents and restricted cash - beginning of period	368,994	268,321
Cash, cash equivalents and restricted cash - end of period	$265,070	$182,318

Supplemental disclosure of cash flow information:
Interest paid	$50,181	$52,587
Income taxes paid, net of refunds	$10,185	$6,435
Purchase of capital assets on account	$1,130	$768
Purchase of treasury stock on account	$—	$56
The accompanying notes are an integral part of these financial statements.

V2X, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock Issued		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount	Shares	Amount		Retained Earnings
Balance at December 31, 2024	31,560	$316	—	$—	$769,719	$265,535	$(9,418)	$1,026,152
Net income	—	—	—	—	—	8,107	—	8,107
Foreign currency translation adjustments	—	—	—	—	—	—	4,376	4,376
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(2,694)	(2,694)
Employee stock awards and stock options	124	1	—	—	76	—	—	77
Taxes withheld on stock compensation awards	—	—	—	—	(2,653)	—	—	(2,653)
Stock-based compensation	—	—	—	—	2,452	—	—	2,452
Balance at March 28, 2025	31,684	$317	—	$—	$769,594	$273,642	$(7,736)	$1,035,817
Net income	—	—	—	—	—	22,391	—	22,391
Foreign currency translation adjustments	—	—	—	—	—	—	5,404	5,404
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(1,277)	(1,277)
Employee stock awards and stock options	25	—	—	—	—	—	—	—
Taxes withheld on stock compensation awards	—	—	—	—	(321)	—	—	(321)
Stock-based compensation	—	—	—	—	3,729	—	—	3,729
Balance at June 27, 2025	31,709	$317	—	$—	$773,002	$296,033	$(3,609)	$1,065,743
Net income	—	—	—	—	—	24,605	—	24,605
Foreign currency translation adjustments	—	—	—	—	—	—	(3,740)	(3,740)
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(317)	(317)
Employee stock awards and stock options	22	—	—	—	481	—	—	481
Taxes withheld on stock compensation awards	—	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	2,940	—	—	2,940
Treasury stock	—	—	(200)	(10,056)	—	—	—	(10,056)
Balance at September 26, 2025	31,731	$317	(200)	$(10,056)	$776,415	$320,638	$(7,666)	$1,079,648

	Common Stock Issued		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands)	Shares	Amount	Shares	Amount		Retained Earnings
Balance at December 31, 2025	31,735	$317	(564)	$(30,274)	$779,084	$343,417	$(7,908)	$1,084,636
Net income	—	—	—	—	—	18,925	—	18,925
Foreign currency translation adjustments	—	—	—	—	—	—	(657)	(657)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	1,728	1,728
Employee stock awards and stock options	139	1	—	—	59	—	—	60
Taxes withheld on stock compensation awards	—	—	—	—	(4,758)	—	—	(4,758)
Stock-based compensation	—	—	—	—	3,609	—	—	3,609
Balance at April 3, 2026	31,874	$318	(564)	$(30,274)	$777,994	$362,342	$(6,837)	$1,103,543
Net income	—	—	—	—	—	25,540	—	25,540
Foreign currency translation adjustments	—	—	—	—	—	—	6	6
Unrealized gain on cash flow hedge	—	—	—	—	—	—	1,052	1,052
Employee stock awards and stock options	35	1	—	—	81	—	—	82
Taxes withheld on stock compensation awards	—	—	—	—	(577)	—	—	(577)
Stock-based compensation	—	—	—	—	4,810	—	—	4,810
Balance at July 3, 2026	31,909	$319	(564)	$(30,274)	$782,308	$387,882	$(5,779)	$1,134,456
Net income	—	—	—	—	—	31,993	—	31,993
Foreign currency translation adjustments	—	—	—	—	—	—	(400)	(400)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	1,409	1,409
Employee stock awards and stock options	3	—	—	—	—	—	—	—
Taxes withheld on stock compensation awards	—	—	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	—	—	3,419	—	—	3,419
Balance at October 2, 2026	31,912	$319	(564)	$(30,274)	$785,645	$419,875	$(4,770)	$1,170,795
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
When cash distributions are received by the Company from its equity method investments, the cash distribution is compared to cumulative earnings and cumulative cash distributions. Cash distributions received are recorded as a return on investment in operating cash flows within the Condensed Consolidated Statements of Cash Flows to the extent cumulative cash distributions are less than cumulative earnings. Any cash distributions in excess of cumulative earnings are recorded as a return of investment in investing cash flows within the Condensed Consolidated Statements of Cash Flows. As of October 2, 2026, and December 31, 2025, the Company's combined investment balance was $12.6 million and $10.8 million, respectively, included in other non-current assets on the Company's Condensed Consolidated Balance Sheets. The Company's proportionate share of income from equity method investments was $1.3 million and $4.8 million for the three and nine months ended October 2, 2026, respectively, and $2.6 million and $5.5 million for the three and nine months ended September 26, 2025, respectively.
Basis of Presentation
The Company's quarterly financial periods end on the Friday closest to the last day of the calendar quarter (October 2, 2026, for the third quarter of 2026, and September 26, 2025, for the third quarter of 2025), except for the last quarter of the fiscal year, which ends on December 31. For ease of presentation, the quarterly financial statements included herein are described as three months ended.
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
Restricted Cash
As of October 2, 2026, the Company had total cash, cash equivalents, and restricted cash of $265.1 million which included $4.0 million of restricted cash. The Company's restricted cash was $3.0 million as of December 31, 2025.

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
As of October 2, 2026, and December 31, 2025, the Company had total capitalized CCA implementation costs, net of accumulated amortization, of $24.6 million and $25.1 million, respectively, included in prepaid expenses and other current assets, and other non-current assets on the Company's Condensed Consolidated Balance Sheets.
Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets are as follows:

	As of
	October 2,	December 31,
(In thousands)	2026	2025
Inventory, net	$62,744	$45,854
Prepaid expenses	61,381	48,895
Prepaid taxes	3,196	9,427
Other	45,379	22,926
Total	$172,700	$127,102
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
Remaining performance obligations are presented in the following table:

	As of
	October 2,	December 31,
(In millions)	2026	2025
Performance Obligations	$3,871	$3,375
As of October 2, 2026, the Company expects to recognize approximately 27% of the remaining performance obligations as revenue in 2026 and the majority of the remaining balance as revenue in 2027 and 2028.
Contract Estimates
The impact of adjustments in contract estimates on the Company's operating income can be reflected in either revenue or cost of revenue. Cumulative adjustments for the three and nine months ended October 2, 2026, decreased operating income by $1.1 million and $0.4 million, respectively. Cumulative adjustments for the three and nine months ended September 26, 2025, increased operating income by $2.5 million and $8.1 million, respectively.
For the three and nine months ended October 2, 2026, the net adjustments to operating income increased revenue by $0.3 million and $5.7 million, respectively. For the three and nine months ended September 26, 2025, the net adjustments to operating income increased revenue by $5.0 million and $24.7 million, respectively.
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
On a firm-fixed-price contract, the Company agrees to perform the contractual statement of work for a predetermined contract price. A firm-fixed-price contract typically offers higher profit margin potential than a cost-plus contract, which is commensurate with the greater levels of risk assumed on a firm-fixed-price contract. Although a firm-fixed-price contract generally permits retention of profits if the total actual contract costs are less than the estimated contract costs, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contract. Although the overall scope of work required under the contract may not change, profit may be adjusted as experience is gained and as efficiencies are realized or unexpected costs are incurred.
On a time-and-materials contract, the Company is reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses at cost. For this contract type, the Company bears the risk that labor costs and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.

Revenue by contract type is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	%	October 2,	September 26,	%
(In thousands)	2026	2025	Change	2026	2025	Change
Cost-plus and cost-reimbursable	$692,452	$702,557	(1.4)%	$2,180,075	$1,973,210	10.5%
Firm-fixed-price	419,111	436,528	(4.0)%	1,181,520	1,205,705	(2.0)%
Time-and-materials	159,900	28,052	470.0%	420,639	82,475	410.0%
Total revenue	$1,271,463	$1,167,137		$3,782,234	$3,261,390
Revenue by geographic region in which the contract is performed is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	%	October 2,	September 26,	%
(In thousands)	2026	2025	Change	2026	2025	Change
United States	$894,067	$684,659	30.6%	$2,502,133	$1,894,474	32.1%
Middle East	240,547	344,605	(30.2)%	879,430	983,267	(10.6)%
Asia	88,213	81,417	8.3%	250,916	234,188	7.1%
Europe	48,636	56,456	(13.9)%	149,755	149,461	0.2%
Total revenue	$1,271,463	$1,167,137		$3,782,234	$3,261,390
Revenue by contract relationship is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	%	October 2,	September 26,	%
(In thousands)	2026	2025	Change	2026	2025	Change
Prime contractor	$1,219,666	$1,109,660	9.9%	$3,623,728	$3,081,746	17.6%
Subcontractor	51,797	57,477	(9.9)%	158,506	179,644	(11.8)%
Total revenue	$1,271,463	$1,167,137		$3,782,234	$3,261,390
Revenue by customer is as follows:

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	%	October 2,	September 26,	%
(In thousands)	2026	2025	Change	2026	2025	Change
Army	$337,688	$449,031	(24.8)%	$1,199,914	$1,348,610	(11.0)%
Navy	389,726	390,542	(0.2)%	1,147,819	1,090,936	5.2%
Air Force	251,275	167,571	50.0%	634,298	374,519	69.4%
Other	292,774	159,993	83.0%	800,203	447,325	78.9%
Total revenue	$1,271,463	$1,167,137		$3,782,234	$3,261,390
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

As of October 2, 2026, and December 31, 2025, the Company had contract assets of $649.4 million and $628.5 million, respectively. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment. Refer to Note 4, Receivables for additional information regarding the composition of the Company's receivable balances. As of October 2, 2026, and December 31, 2025, contract liabilities, included in other accrued liabilities in the Condensed Consolidated Balance Sheets, were $134.7 million and $100.7 million, respectively. As of January 1, 2025, the Company had contract assets of $620.5 million and contract liabilities of $98.7 million.
NOTE 4
RECEIVABLES
Receivables were comprised of the following:

	As of
	October 2,	December 31,
(In thousands)	2026	2025
Billed receivables	$146,991	$87,089
Unbilled receivables (contract assets)	649,423	628,529
Other	13,372	14,638
Total receivables	$809,786	$730,256
As of October 2, 2026, and December 31, 2025, substantially all billed receivables were due from the U.S. government, either directly as prime contractor to the U.S. government or as subcontractor to another prime contractor to the U.S. government. Because the Company's billed receivables are with the U.S. government, the Company does not believe it has a material credit risk exposure.
Unbilled receivables are contract assets that represent revenue recognized on long-term contracts in excess of amounts billed as of the balance sheet date. The Company expects to bill customers for most of its October 2, 2026, contract assets within the next 12 months. Changes in the balance of receivables are primarily due to the timing differences between the Company's performance and its customers' payments.
NOTE 5
DEBT
Senior Secured Credit Facilities
First Lien Credit Agreement
On May 29, 2026, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $868.5 million (the New Term Loans), in which the New Term Loans replaced or refinanced in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $829.4 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $1.7 million in the Condensed Consolidated Statements of Income for the nine months ended October 2, 2026.
On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans to replace or refinance in full all the existing term loans outstanding under the First Lien Term Tranche, resulting in a loss on extinguishment of debt of $2.2 million in the Condensed Consolidated Statements of Income for the nine months ended September 26, 2025.
V2X LLC (V2X Borrower)'s obligations under the First Lien Credit Agreement are guaranteed by V2X Intermediate LLC and V2X Borrower’s wholly-owned domestic subsidiaries (collectively, the Guarantors), subject to customary exceptions and limitations. The V2X Borrower’s obligations under the First Lien Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority lien on substantially all the V2X Borrower’s and the Guarantors’ assets which exists on a pari passu basis with the lien held by the 2023 Credit Agreement (as defined below) lenders.
The borrowings under the First Lien Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) (i) the federal funds rate plus 0.50%, (ii) the prime lending rate, and (iii) an adjusted Secured Overnight Financing Rate (SOFR) rate plus 1.00%, plus a margin of 1.00% per annum, or (b) SOFR, plus a margin of 2.00% per annum. As of October 2, 2026, the effective interest rate for the First Lien Credit Agreement was 6.44%.

The First Lien Credit Agreement contains customary representations and warranties and affirmative covenants. The First Lien Credit Agreement also includes negative covenants that limit, among other things, the incurrence of additional indebtedness and additional liens, certain sales of assets, dividends, investments and advances, prepayments of debt and certain mergers and acquisitions.
The First Lien Credit Agreement contains customary events of default, including, but not limited to, payment defaults, material breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the First Lien Credit Agreement to be in full force and effect, and changes of control without lender consent. If an event of default occurs and is continuing, the V2X Borrower may be required immediately to repay all amounts outstanding under the First Lien Credit Agreement.
As of October 2, 2026, the carrying value of the First Lien Credit Agreement was $864.2 million, excluding deferred discount and unamortized deferred financing costs of $19.7 million. The estimated fair value of the First Lien Credit Agreement as of October 2, 2026, was $863.1 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
2023 Credit Agreement
On February 28, 2023, the V2X Borrower entered into a credit agreement (the 2023 Credit Agreement) among the lenders identified therein and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. The 2023 Credit Agreement provides for $750.0 million in senior secured financing, with a first lien on substantially all the V2X Borrower’s assets and consists of (a) a $500.0 million five-year revolving credit facility (the 2023 Revolver) (which includes (i) a $50.0 million sublimit of availability for letters of credit, and (ii) a $50.0 million sublimit for short-term borrowings on a swingline basis) and (b) a five-year $250.0 million term loan (the 2023 Term Loan).
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replaced or refinanced in full all the existing term loans outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replaced or refinanced in full all the existing revolving credit loans and commitments outstanding under the 2023 Revolver in effect immediately prior to the amendment. The 2025 Term Loans amortize at approximately $1.5 million per quarter for the fiscal quarters ending June 30, 2025 through March 31, 2027, increasing to $3.0 million per quarter for the fiscal quarters ending June 30, 2027, through December 31, 2029, with the balance of $173.0 million due on March 31, 2030. The amendment to the 2023 Credit Agreement resulted in a loss on extinguishment of debt of $0.3 million in the Condensed Consolidated Statements of Income for the nine months ended September 26, 2025.
The V2X Borrower’s obligations under the 2023 Credit Agreement are guaranteed by the Guarantors, subject to customary exceptions and limitations. The V2X Borrower’s obligations under the 2023 Credit Agreement and the Guarantors’ obligations under the related guarantees are secured by a first priority lien on substantially all of the V2X Borrower’s and the Guarantors’ assets (subject to customary exceptions and limitations) which exists on a pari passu basis with the lien held by the First Lien Credit Agreement lenders.
The borrowings under the 2023 Credit Agreement bear interest at rates that, at the V2X Borrower’s option, can be either a base rate, determined by reference to the greater of (a) (i) the federal funds rate plus 0.50%, (ii) the prime lending rate, and (iii) an adjusted SOFR rate plus 1.00%, plus a margin of 0.50% to 1.50% per annum, or (b) SOFR, plus a margin of 1.50% to 2.50% per annum, in each case, depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries. As of October 2, 2026, the effective interest rate for the 2025 Term Loans was 5.84%.
Unutilized commitments under the 2025 Revolver are subject to a per annum fee ranging from 0.25% to 0.375% depending on the consolidated total net leverage ratio of the V2X Borrower and its subsidiaries.
The V2X Borrower is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit (or such other amount as may be mutually agreed by the V2X Borrower and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin to SOFR of revolving credit loans times the average daily amount available to be drawn under all outstanding letters of credit.
The 2023 Credit Agreement contains customary representations and warranties, which must be accurate for the V2X Borrower to borrow under the 2023 Credit Agreement, and affirmative covenants. The 2023 Credit Agreement also includes customary negative covenants that limit, among other things, the incurrence of additional indebtedness, and additional liens, transactions with affiliates, sales of assets, dividends, investments and advances, prepayments of debt, and certain mergers and acquisitions.
The 2023 Credit Agreement contains financial covenants requiring (a) the consolidated total net leverage ratio not to exceed 4.75 to 1.00 for the reporting periods ending on or prior to December 31, 2026, with further step downs thereafter, and (b) the consolidated interest coverage ratio be at least 2.00 to 1.00, which commenced with the reporting period ended on June 30, 2023.

The 2023 Credit Agreement contains customary events of default, including, but not limited to, payment defaults, material breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the 2023 Credit Agreement to be in full force and effect, and changes of control without the lender's consent. If an event of default occurs and is continuing, the V2X Borrower may be required immediately to repay all amounts outstanding under the 2023 Credit Agreement.
As of October 2, 2026, there were no outstanding borrowings and $15.3 million of outstanding letters of credit under the 2025 Revolver. The Company had available borrowing capacity under the 2025 Revolver of $484.7 million as of October 2, 2026. Unamortized deferred financing costs related to the 2025 Revolver of $3.3 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of October 2, 2026, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of October 2, 2026, the carrying value of the 2025 Term Loans was $208.6 million, excluding unamortized deferred financing costs of $1.4 million. The estimated fair value of the 2025 Term Loans as of October 2, 2026, was $208.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
The aggregate scheduled maturities under the First Lien Credit Agreement and 2023 Credit Agreement as of October 2, 2026, are as follows:

(In thousands)	Payments due
2026 (remainder of the year)	$3,656
2027	19,076
2028	20,560
2029	20,560
2030	1,008,922
Total	$1,072,774
As of October 2, 2026, the Company was in compliance with all covenants related to the First Lien Credit Agreement and the 2023 Credit Agreement.
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
Interest Rate Derivative Instruments
As of October 2, 2026, the Company held $350.0 million of interest rate swap contracts to mitigate risks to earnings and cash flows relating to fluctuations in interest rates. During the nine months ended October 2, 2026, the Company elected not to renew certain interest rate swap contracts, which resulted in a decrease in interest rate swap contracts of $100.0 million from December 31, 2025. As of October 2, 2026, and December 31, 2025, these contracts had notional values of $318.8 million and $428.1 million, respectively. These contracts are designated and qualify as effective cash flow hedges.

The following table summarizes the amount at fair value and location of the derivative instruments for interest rate hedges in the Condensed Consolidated Balance Sheets:

	Fair Value (level 2)
		As of
		October 2,	December 31,
(In thousands)	Balance sheet caption	2026	2025
Interest rate swap designated as cash flow hedge	Prepaid expenses and other current assets	$2,330	$—
Interest rate swap designated as cash flow hedge	Other non-current assets	$968	$—
Interest rate swap designated as cash flow hedge	Other accrued liabilities	$—	$770
Interest rate swap designated as cash flow hedge	Other non-current liabilities	$—	$1,380
Interest rate swap designated as cash flow hedge	Accumulated other comprehensive loss	$3,298	$(2,150)
The Company regularly assesses the creditworthiness of the counterparty to its interest rate swaps. As of October 2, 2026, the counterparty to the interest rate swaps had performed in accordance with its contractual obligations. Both the counterparty credit risk and the Company's credit risk were considered in the fair value determination as of October 2, 2026.
Net interest rate derivative gains of $0.1 million were recognized in interest expense, net in the Condensed Consolidated Statements of Income for the three months ended October 2, 2026. Net interest rate derivative expenses of $2.8 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income for the nine months ended October 2, 2026. Net interest rate derivative gains of $0.7 million and $2.2 million were recognized in interest expense, net, in the Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2025, respectively. The Company expects $2.4 million of existing interest rate swap gains reported in accumulated other comprehensive loss as of October 2, 2026, to be recognized in earnings within the next 12 months.
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
The Company estimated and accrued $16.5 million and $14.4 million as of October 2, 2026, and December 31, 2025, respectively, in other accrued liabilities in the Condensed Consolidated Balance Sheets for legal proceedings and for claims with respect to its U.S. government contracts as discussed below, including years where the U.S. government has not completed its incurred cost audits. Although the ultimate outcome of any legal matter or claim cannot be predicted with certainty, based on present information, including the assessment of the merits of a particular claim, the Company does not expect that any asserted or unasserted legal or contractual claims or proceedings, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.
U.S. Government Contracts, Investigations and Claims
The Company has U.S. government contracts that are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could have a material adverse effect on the Company's financial condition or results of operations. Furthermore, the Company's contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in non-reimbursable expenses or charges or otherwise adversely affect the Company's financial condition and results of operations.

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
Stock-based compensation expense and the associated tax benefits impacting the Company's Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2026	2025	2026	2025
Compensation costs for equity-based awards, pre-tax	$3,419	$2,940	$11,838	$9,121
Future tax benefit	$791	$714	$2,737	$2,216
As of October 2, 2026, total unrecognized compensation costs related to equity-based awards were $25.2 million, which are expected to be recognized ratably over a weighted average period of 1.5 years.
The following table provides a summary of the activities for NQOs, RSUs and PSUs for the nine months ended October 2, 2026:

	NQOs		RSUs		PSUs
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	10	$21.19	408	$46.96	368	$48.48
Granted	—	—	190	$70.57	120	$76.46
Exercised	(7)	$20.78	—	—	—	—
Vested	—	—	(212)	$45.95	(34)	$40.96
Cancelled	—	—	—	—	(109)	$43.85
Forfeited or expired	—	—	(32)	$57.74	(40)	$62.28
Outstanding at October 2, 2026	3	$21.98	354	$59.27	305	$61.57

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
As of October 2, 2026, there was $13.3 million of unrecognized RSU related compensation expense.
Performance Share Units
During the nine months ended October 2, 2026, the Company granted PSUs that become eligible to vest based on the achievement of Adjusted Earnings Per Share (adjusted EPS) and relative Total Shareholder Return (rTSR) goals over the three-year performance period. The performance-based awards will vest and the stock will be issued at the end of a three-year period based on i) Company performance against an annual adjusted EPS target established each year, over three years, as determined by the Compensation and Human Capital Committee of the Company’s Board of Directors (Compensation Committee), and a three-year rTSR modifier as compared to certain Aerospace & Defense companies approved by the Compensation Committee and assuming ii) the employee’s continued service through the vesting date in accordance with the terms of the 2014 Omnibus Plan. The number of shares ultimately awarded, if any, can range up to 200% of the specified target awards. A Monte Carlo valuation model was used to determine the fair value of the awards by simulating 50,000 potential Total Shareholder Return outcomes for the Company and a group of peer companies over the performance periods to determine the amount of the payout that would occur in each simulation. The fair value is based on the average of the results.
As of October 2, 2026, there was $11.9 million of unrecognized PSU related compensation expense.
NOTE 9
INCOME TAXES
Effective Tax Rate
Income tax expense during interim periods is based on an estimated annual effective income tax rate, plus discrete items that may occur in any given interim period. The computation of the estimated effective income tax rate at each interim period requires certain estimates and judgment including, but not limited to, forecasted operating income for the year, projections of the income earned and taxed in various jurisdictions, newly enacted tax rate and legislative changes, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.
For the three months ended October 2, 2026, and September 26, 2025, the Company recorded income tax expense of $9.5 million and $8.1 million, respectively, representing effective income tax rates of 22.9% and 24.9%, respectively. For the nine months ended October 2, 2026, and September 26, 2025, the Company recorded income tax expense of $21.8 million and $17.2 million, respectively, representing effective income tax rates of 22.2% and 23.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, Net Controlled Foreign Corporation Tested Income (NCTI), disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by foreign derived intangible income deduction, available deductions not included in book income and income tax credits.
Uncertain Tax Positions
As of both October 2, 2026, and December 31, 2025, unrecognized tax benefits from uncertain tax positions were $1.2 million.
Other
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research expensing and increases the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not significantly impact our income tax expense or effective tax rate for the three and nine months ended October 2, 2026.

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

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$31,993	$24,605	$76,458	$55,103

Weighted average common shares outstanding	31,346	31,617	31,295	31,634
Add: Dilutive impact of stock options	3	12	4	16
Add: Dilutive impact of restricted stock units and performance share units	239	227	264	231
Diluted weighted average common shares outstanding	31,588	31,856	31,563	31,881

Earnings per share
Basic	$1.02	$0.78	$2.44	$1.74
Diluted	$1.01	$0.77	$2.42	$1.73
The following table summarizes the weighted average of anti-dilutive securities excluded from the diluted EPS calculation.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2026	2025	2026	2025
Anti-dilutive restricted stock units and performance share units	—	2	73	47
Total	—	2	73	47
NOTE 11
POST-EMPLOYMENT BENEFIT PLANS
Deferred Employee Compensation
The Company sponsors non-qualified deferred compensation plans, under which participants are eligible to defer a portion of their compensation on a tax-deferred basis. The assets in the plan are held in a Rabbi trust. Plan investments and obligations were recorded in other non-current assets and other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets, representing the fair value related to the deferred compensation plans. Adjustments to the fair value of plan investments and obligations are recorded in selling, general, and administrative expenses. The plan assets and liabilities were $6.2 million and $5.8 million as of October 2, 2026, and December 31, 2025, respectively.
Multi-Employer Pension Plans
Certain Company employees who perform work on contracts within the continental United States participate in multi-employer pension plans of which the Company is not the sponsor. Company expenses related to these plans were $5.3 million and $15.2 million for the three and nine months ended October 2, 2026, respectively, and $4.8 million and $13.7 million for the three and nine months ended September 26, 2025, respectively.
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

	As of and for the
	Nine Months Ended
	October 2,	September 26,
(In thousands)	2026	2025
Beginning balance:	$276,720	$218,897
Sale of receivables	3,156,997	2,610,710
Cash collections	(3,289,991)	(2,593,745)
Outstanding balance sold to MUFG[1]	143,726	235,862
Cash collected, not remitted to MUFG[2]	(35,209)	(45,876)
Remaining sold receivables	$108,517	$189,986
[1] For the nine months ended October 2, 2026, the Company recorded a net cash outflow, excluding fees, from sale of receivables of $133.0 million from operating activities.
[2] Includes the cash collected on behalf of, but not yet remitted to, MUFG as of October 2, 2026. This balance is included in other accrued liabilities as of the balance sheet date.
During the three months ended October 2, 2026, and September 26, 2025, the Company incurred purchase discount fees, net of servicing fees, of $2.4 million and $3.0 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income. During the nine months ended October 2, 2026, and September 26, 2025, the Company incurred purchase discount fees, net of servicing fees, of $7.0 million and $8.1 million, respectively, which are presented in other expense, net on the Condensed Consolidated Statements of Income and are reflected as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of October 2, 2026. Proceeds from the sale of receivables are reflected as cash inflows from operating activities on the Condensed Consolidated Statements of Cash Flows.
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
Our CODM reviews significant expenses as reported in the Condensed Consolidated Statements of Income in addition to depreciation and amortization information, which is summarized below for the three and nine months ended October 2, 2026, and September 26, 2025:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2026	2025	2026	2025
Depreciation and amortization	$27,879	$28,117	$84,273	$83,870
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
Our primary customer is the U.S. Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a). For the nine months ended October 2, 2026, and September 26, 2025, the Company had total revenue of $3.8 billion and $3.3 billion, respectively, the substantial majority of which was derived from U.S. government customers. For the nine months ended October 2, 2026, and September 26, 2025, we generated approximately 32% and 41%, respectively, of our total revenue from the U.S. Army.
Executive Summary
Our revenue increased by $104.3 million, or 8.9%, for the three months ended October 2, 2026, as compared to the three months ended September 26, 2025. Revenue increased primarily due to program increases in aerospace and modernization, as well as a $128.9 million increase from discrete activities to support a national security mission, partially offset by reductions in the scope of work under our programs in the Middle East. Revenue from our programs in the U.S. and Asia increased by $209.4 million and $6.8 million, respectively, partially offset by a decrease in revenue from our programs in the Middle East and Europe of $104.1 million and $7.8 million, respectively, during the three months ended October 2, 2026, as compared to the three months ended September 26, 2025.
Operating income for the three and nine months ended October 2, 2026, was $59.5 million and $157.4 million, respectively, an increase of $3.8 million and $14.5 million, or 6.8% and 10.1%, respectively, compared to the three and nine months ended September 26, 2025. Operating income increased primarily due to increases in revenue from several programs, as described above, partially offset by increased Selling, General and Administrative expenses (SG&A) and corporate expenses.
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
Further details related to consolidated financial results for the three and nine months ended October 2, 2026, compared to the three and nine months ended September 26, 2025, are contained in the "Discussion of Financial Results" section in this Quarterly Report on Form 10-Q.

Significant Contracts
The following table reflects contracts that accounted for more than 10% of total revenue during the nine months ended October 2, 2026, and September 26, 2025:

	% of Total Revenue
	Nine Months Ended
	October 2,	September 26,
Contract Name	2026	2025
Logistics Civil Augmentation Program (LOGCAP) V - Kuwait Task Order	5.1%	10.2%
Revenue associated with a contract will fluctuate based on increases or decreases in the work being performed on the contract, award fee payment assumptions, and other contract modifications within the term of the contract resulting in changes to the total contract value.
The LOGCAP V - Kuwait Task Order was exercised through June 30, 2026, and provides services to support the Geographical Combatant Commands and Army Service Component Commands throughout the full range of military operations in the Kuwait region. On May 12, 2026, the U.S. Department of the Army notified us of its decision to reduce the scope of work being performed under this task order and to extend the contract with respect to the revised scope for an additional six months to December 31, 2026, for $22.6 million. The LOGCAP V - Kuwait Task Order contributed $193.9 million and $333.9 million of revenue for the nine months ended October 2, 2026, and September 26, 2025, respectively. As a result of this modification, we reduced our backlog by $414.6 million during the quarterly period ended July 3, 2026. We continue to work with the U.S. Department of the Army to support them in the region, including through the current extension of the original task order until the end of 2026, as well as through other contract vehicles. Our management does not currently expect the reduction in scope of the LOGCAP V - Kuwait Task Order to have a material adverse effect on our financial condition or results of operations, including revenue due to other programs ramp up as reflected in "Discussion of Financial Results" section.
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
The following is a summary of funded and unfunded backlog:

	As of
	October 2,	December 31,
(In millions)	2026	2025
Funded backlog	$2,591	$2,303
Unfunded backlog	10,196	8,813
Total backlog	$12,787	$11,116
    Funded orders (different from funded backlog) represent orders for which funding was received during the period. We received funded orders of $4.1 billion during the nine months ended October 2, 2026, which was an increase of $0.8 billion compared to the nine months ended September 26, 2025.

Economic Opportunities, Challenges and Risks
The U.S. government’s investment in services and capabilities in response to changing security challenges creates a complex and fluid business environment for V2X and other firms in this market. The U.S. continues to face substantial fiscal and economic challenges in addition to a varying political environment which could affect funding. The pace and depth of U.S. government acquisition reform and cost savings initiatives, combined with increased industry competitiveness to win long-term positions on key programs, could add pressure to revenue levels and profit margins. However, we expect the U.S. government will continue to place a high priority on national security and will continue to invest in affordable solutions. We believe that our capabilities should help our clients increase efficiency, reduce costs, improve readiness, and strengthen national security and, as a result, continue to allow for long-term profitable growth in our business. Further, the DoW budget remains the largest defense budget in the world and our management believes our addressable portion of the DoW budget offers substantial opportunity for growth.
The U.S. government's Fiscal Year (FY) begins on October 1 and ends on September 30. On February 3, 2026, the President signed into law, H.R. 7148, the "Consolidated Appropriations Act, 2026," to end a partial government shutdown and fund the DoW and other federal agencies through FY 2026. The defense funding bill includes approximately $839 billion in appropriations. The OBBBA was signed into law by the President on July 4, 2025, and allocates approximately $150 billion in mandatory funds to support defense and national security priorities that are available to be obligated through September 30, 2029. See Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion relating to the OBBBA.
On April 21, 2026, the DoW released the President's FY 2027 defense budget which requests $1.45 trillion in total budgetary resources. While the FY 2027 budget request reflects a significant increase from FY 2026 levels, it has not yet been passed as law. On September 2, 2026, a continuing resolution (CR) was enacted to provide funding for U.S. government operations, which includes DoW operations, through December 11, 2026. The CR generally funds U.S. government operations at FY 2026 funding levels. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, Congress, the debt ceiling, the global security environment, inflationary pressures, and other macroeconomic conditions. The result may shift funding priorities, which could have material impacts on our programs and defense spending broadly. Additionally, the Administration continues to assess government-wide procurement, staffing, and support activities, including the evaluation of mission priorities, acquisition methods, contract performance, and other factors, which could result in potential actions. Those actions remain uncertain and could result in impacts to our current and future financial performance and business prospects.
While it is difficult to predict the specific course of future defense budgets, we believe the core functions we perform are mission-essential and spending to maintain readiness, improve performance, increase service life, lower cost, and modernize capabilities will continue to be a U.S. government priority. Our focus is on providing integrated solutions across the mission lifecycle that encompass (i) high impact readiness; (ii) integrated supply chain management; (iii) assured communications; (iv) mission solutions, including rapid response contingency efforts; and (v) platform renewal and modernization. We believe our capabilities enhance mission effectiveness, extend utility, lower cost, and improve security and mission outcomes. While customers may reduce the level of services required from us, we do not currently anticipate the complete elimination of these services, and we continue to focus on contract expansion and capturing new business opportunities.
However, business conditions have become more challenging and uncertain due to macroeconomic and geopolitical conditions, including inflation and rising interest rates, as well as recent international events. For example, global hostilities could create additional demand for our products and services; however, any such demand, and the timing and extent of any incremental contract activity resulting from that demand, remains uncertain. Additionally, global hostilities could also impact our ability to deliver our products and services to customers. Further, we continue to closely monitor impacts to our business and operations in the Middle East, and the region at large due to the conflict in Iran. In addition, given the current level of inflation and geopolitical factors, we are monitoring the impact of rising costs on our active and future contracts and our financial results, and actively evaluating opportunities for cost reductions and deleveraging. Our earnings and profitability may vary materially depending on the total mix of contracts. To date, we have not experienced broad-based increases from inflation or geopolitical hostilities, including as a result of tariffs, in the costs of our fixed-price and time and materials contracts that are material to our business. However, if the geopolitical conditions worsen or if we experience greater than expected inflation in our supply chain and labor costs, then profit margins, and in particular, our profit margin from fixed-price and time and materials contracts, which represent a substantial portion of our existing contracts, could be adversely affected.
The information provided above does not represent a complete list of trends and uncertainties that could impact our business in either the near or long-term and should be considered along with the risk factors identified in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, and updated, as necessary, and the matters identified under the captions "Risk Factors" and “Forward-Looking Statement Information" herein.

DISCUSSION OF FINANCIAL RESULTS
Three months ended October 2, 2026, compared to three months ended September 26, 2025
Selected financial highlights are presented in the following table:

	Three Months Ended		Change
	October 2,	September 26,
(In thousands, except for percentages)	2026	2025	$	%
Revenue	$1,271,463	$1,167,137	$104,326	8.9%
Cost of revenue	1,168,031	1,072,632	95,399	8.9%
% of revenue	91.9%	91.9%
Selling, general, and administrative expenses	43,951	38,836	5,115	13.2%
% of revenue	3.5%	3.3%
Operating income	59,481	55,669	3,812	6.8%
Operating margin	4.7%	4.8%
Interest expense, net	(15,534)	(19,961)	4,427	(22.2)%
Other expense, net	(2,428)	(2,962)	534	(18.0)%
Income from operations before income taxes	41,519	32,746	8,773	26.8%
% of revenue	3.3%	2.8%
Income tax expense	9,526	8,141	1,385	17.0%
Effective income tax rate	22.9%	24.9%
Net income	$31,993	$24,605	$7,388	30.0%
Revenue
Revenue increased by $104.3 million, or 8.9%, for the three months ended October 2, 2026, as compared to the three months ended September 26, 2025, primarily driven by program increases in aerospace and modernization, as well as a $128.9 million increase from discrete activities to support a national security mission, partially offset by reductions in the scope of work under our programs in the Middle East. Revenue from our programs in the U.S. and Asia increased by $209.4 million and $6.8 million, respectively, partially offset by a decrease of $104.1 million and $7.8 million in revenue from our programs in the Middle East and Europe.
Cost of Revenue
Cost of revenue increased by $95.4 million, or 8.9%, for the three months ended October 2, 2026, as compared to the three months ended September 26, 2025, consistent with the increase in revenue.
Selling, General, & Administrative Expenses
SG&A expenses increased by $5.1 million, or 13.2%, for the three months ended October 2, 2026, as compared to the three months ended September 26, 2025, primarily driven by higher operating costs associated with revenue growth.
Operating Income
Operating income increased by $3.8 million, or 6.8%, for the three months ended October 2, 2026, as compared to the three months ended September 26, 2025. Operating income as a percentage of revenue was 4.7% for the three months ended October 2, 2026, as compared to 4.8% for the three months ended September 26, 2025. The increase in operating income was primarily driven by the increased revenue from several programs, as described above, partially offset by increased SG&A.
Aggregate cumulative adjustments decreased operating income by $1.1 million for the three months ended October 2, 2026, and increased operating income by $2.5 million for the three months ended September 26, 2025. The aggregate cumulative adjustments for the three months ended October 2, 2026, and September 26, 2025, were related to changes in contract terms, program performance, customer changes in scope of work, and changes to estimates in the reported period.

Nine months ended October 2, 2026, compared to nine months ended September 26, 2025
Selected financial highlights are presented in the following table:

	Nine Months Ended		Change
	October 2,	September 26,
(In thousands, except for percentages)	2026	2025	$	%
Revenue	$3,782,234	$3,261,390	$520,844	16.0%
Cost of revenue	3,463,480	2,993,049	470,431	15.7%
% of revenue	91.6%	91.8%
Selling, general, and administrative expenses	161,373	125,434	35,939	28.7%
% of revenue	4.3%	3.8%
Operating income	157,381	142,907	14,474	10.1%
Operating margin	4.2%	4.4%
Loss on extinguishment of debt	(1,739)	(2,527)	788	(31.2)%
Interest expense, net	(50,364)	(60,278)	9,914	(16.4)%
Other expense, net	(7,011)	(7,836)	825	(10.5)%
Income from operations before income taxes	98,267	72,266	26,001	36.0%
% of revenue	2.6%	2.2%
Income tax expense	21,809	17,163	4,646	27.1%
Effective income tax rate	22.2%	23.7%
Net income	$76,458	$55,103	$21,355	38.8%
Revenue
Revenue increased by $520.8 million, or 16.0%, for the nine months ended October 2, 2026, as compared to the nine months ended September 26, 2025, primarily driven by program increases in aerospace and global training along with $329.8 million attributed to discrete activities to support a national security mission. Revenue from our programs located in the U.S., Asia, and Europe increased by $607.6 million, $16.7 million, and $0.3 million, respectively, partially offset by a decrease of $103.8 million in revenue from our programs in the Middle East.
Cost of Revenue
Cost of revenue increased by $470.4 million, or 15.7%, for the nine months ended October 2, 2026, as compared to the nine months ended September 26, 2025, consistent with the increase in revenue.
Selling, General, & Administrative Expenses
SG&A expenses increased by $35.9 million, or 28.7%, for the nine months ended October 2, 2026, as compared to the nine months ended September 26, 2025, primarily driven by higher operating costs associated with revenue growth, non-recurring integration initiatives, and expenses incurred to evaluate potential merger and acquisition opportunities as part of our capital allocation strategy.
Operating Income
Operating income increased by $14.5 million, or 10.1%, for the nine months ended October 2, 2026, as compared to the nine months ended September 26, 2025. Operating income as a percentage of revenue was 4.2% for the nine months ended October 2, 2026, as compared to 4.4% for the nine months ended September 26, 2025. The increase in operating income was primarily driven by the increased revenue from several programs, as described above, partially offset by increased SG&A and corporate expenses.
Aggregate cumulative adjustments decreased operating income by $0.4 million for the nine months ended October 2, 2026, and increased operating income by $8.1 million for the nine months ended September 26, 2025. The aggregate cumulative adjustments for the nine months ended October 2, 2026, and September 26, 2025, were related to changes in contract terms, program performance, customer changes in scope of work, and changes to estimates in the reported period.
Loss on Extinguishment of Debt
The Company recorded a $1.7 million loss on extinguishment of debt for the nine months ended October 2, 2026, and a $2.5 million loss on extinguishment of debt for the nine months ended September 26, 2025. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements.

Interest Expense, Net
Interest expense, net for the three and nine months ended October 2, 2026, and September 26, 2025, was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	October 2,	September 26,			October 2,	September 26,
(In thousands, except for percentages)	2026	2025	$	%	2026	2025	$	%
Interest income	$2,638	$1,009	$1,629	161%	$6,317	$1,417	$4,900	346%
Interest expense	(18,172)	(20,970)	2,798	(13)%	(56,681)	(61,695)	5,014	(8)%
Interest expense, net	$(15,534)	$(19,961)	$4,427	(22)%	$(50,364)	$(60,278)	$9,914	(16)%
Interest income is related to interest earned on cash and cash equivalents. Interest expense is related to borrowings under our senior secured credit facilities, with the amortization of debt issuance costs, and derivative instruments used to hedge a portion of exposure to interest rate risk. Interest expense, net decreased $9.9 million for the nine months ended October 2, 2026, compared to the nine months ended September 26, 2025, primarily due to a decrease in our debt balance and increase in interest income. For further discussion see Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Other Expense, Net
During the three and nine months ended October 2, 2026, we incurred purchase discount fees, net of servicing fees, of $2.4 million and $7.0 million, respectively, related to the sale of accounts receivable through the MARPA Facility. During the three and nine months ended September 26, 2025, we incurred purchase discount fees, net of servicing fees, of $3.0 million and $8.1 million, respectively, related to the sale of accounts receivable through the MARPA Facility. For a discussion of the MARPA Facility, see Note 12, Sale of Receivables, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Income Tax Expense
We recorded income tax expense of $9.5 million and $8.1 million for the three months ended October 2, 2026, and September 26, 2025, respectively, representing effective income tax rates of 22.9% and 24.9%, respectively. For the nine months ended October 2, 2026, and September 26, 2025, we recorded income tax expense of $21.8 million and $17.2 million, respectively, representing effective income tax rates of 22.2% and 23.7%, respectively. The effective income tax rates vary from the federal statutory rate of 21.0% mainly due to state and foreign taxes, Net Controlled Foreign Corporation Tested Income (NCTI), disallowed compensation deduction under Internal Revenue Code Section 162(m), offset by foreign derived intangible income deduction, available deductions not included in book income and income tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We are not aware of any known trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material decrease in our liquidity. In addition, other than items discussed herein, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix of such resources.
Our major source of funding for 2026 and beyond is expected to be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt or equity. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures and scheduled debt repayments. We expect to fund our ongoing working capital, capital expenditure and financing requirements and pursue additional growth through new business development and potential acquisition opportunities by using cash flows from operations, cash on hand, credit facilities, and access to capital markets. When necessary, our revolving credit facility and MARPA Facility are available to satisfy short-term working capital requirements. See Note 5, Debt, and Note 12, Sale of Receivables, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
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

On January 2, 2025, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $899.8 million (the 2025 New Term Loans), in which the 2025 New Term Loans replaced or refinanced in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment. See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
On March 31, 2025, the 2023 Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $237.5 million (the 2025 Term Loans), which replaced or refinanced in full all the existing term loans outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. The 2023 Credit Agreement was further amended to provide a new tranche of revolving credit commitments in an aggregate original principal amount of $500.0 million (the 2025 Revolver), which replaced or refinanced in full all the existing revolving credit loans and commitments outstanding under the 2023 Credit Agreement in effect immediately prior to the amendment. See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
On May 29, 2026, the First Lien Credit Agreement was amended to provide, among other things, a new tranche of term loans in an aggregate original principal amount of $868.5 million (the New Term Loans), in which the New Term Loans replaced or refinanced in full all the existing term loans outstanding under the First Lien Term Tranche in effect immediately prior to the amendment (the Existing Term Loans). The loans under the First Lien Credit Agreement, as amended (the First Lien Credit Agreement), amortize in an amount equal to approximately $2.2 million per quarter through September 30, 2030, with the balance of $829.4 million due on December 6, 2030. The replacement of the Existing Term Loans with the New Term Loans resulted in a loss on extinguishment of debt of $1.7 million in the Condensed Consolidated Statements of Income for the nine months ended October 2, 2026. See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
As of October 2, 2026, the carrying value of the First Lien Credit Agreement was $864.2 million, excluding deferred discount and unamortized deferred financing costs of $19.7 million. The estimated fair value of the First Lien Credit Agreement as of October 2, 2026, was $863.1 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2).
As of October 2, 2026, there were no outstanding borrowings and $15.3 million of outstanding letters of credit under the 2025 Revolver. Availability under the 2025 Revolver was $484.7 million as of October 2, 2026. Unamortized deferred financing costs related to the 2025 Revolver of $3.3 million are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of October 2, 2026, the fair value of the 2025 Revolver approximated the carrying value because the debt bears a floating interest rate.
As of October 2, 2026, the carrying value of the 2025 Term Loans was $208.6 million, excluding unamortized deferred financing costs of $1.4 million. The estimated fair value of the 2025 Term Loans as of October 2, 2026, was $208.9 million. The fair value is based on observable inputs of interest rates that are currently available to us for debt with similar terms and maturities for non-public debt (Level 2). See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.
The cash presented on the Condensed Consolidated Balance Sheets consists of cash held by our wholly owned U.S. and international subsidiaries. Approximately $48.6 million of our $265.1 million in cash, cash equivalents and restricted cash as of October 2, 2026, is held by foreign subsidiaries and is not available to fund U.S. operations unless repatriated. We do not currently expect to repatriate undistributed earnings of foreign subsidiaries. We expect our U.S. domestic cash resources will be sufficient to fund our U.S. operating activities and cash commitments for financing activities.
Sources and Uses of Liquidity
Cash, accounts receivable, unbilled receivables, and accounts payable are the principal components of our working capital and are generally driven by revenue with other short-term fluctuations related to payment practices by customers, sales of accounts receivable through the MARPA Facility and the timing of billings. Our receivables reflect amounts billed to customers, as well as the revenue that was recognized in the preceding month, which is normally billed the month following each balance sheet date. On May 28, 2026, the Government of Greenland drew $4.3 million on a letter of credit held by us related to prior year tax claims, which we have appealed. We have recorded this withdrawal by the Government of Greenland within other non-current assets on our Condensed Consolidated Balance Sheets, as management currently believes that there is reasonable likelihood of this amount being recoverable.
Accounts receivable balances can vary significantly over time and are impacted by revenue levels and the timing of payments received from customers. Days sales outstanding (DSO) is a metric used to monitor accounts receivable levels. We determine our DSO by calculating the number of days necessary to exhaust our ending accounts receivable balance based on our most recent historical revenue. DSO was 56 and 57 days as of October 2, 2026, and December 31, 2025, respectively.

The following table sets forth net cash used in operating activities, investing activities and financing activities:

	Nine Months Ended
	October 2,	September 26,
(in thousands)	2026	2025
Operating activities	$(41,041)	$(27,484)
Investing activities	(6,719)	(34,875)
Financing activities	(57,515)	(23,879)
Foreign exchange[1]	1,351	235
Net change in cash, cash equivalents and restricted cash	$(103,924)	$(86,003)
[1] Impact on cash balances due to changes in foreign exchange rates.
Net cash used in operating activities for the nine months ended October 2, 2026, consisted of net cash outflows from the sale of receivables through the MARPA Facility of $133.0 million, net cash outflows in working capital accounts of $83.2 million, and net cash outflows in other long-term assets and liabilities of $12.6 million, partially offset by non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $111.4 million, and net income of $76.4 million.
Net cash used in operating activities of $27.5 million for the nine months ended September 26, 2025, consisted of net cash outflows in working capital accounts of $180.6 million and other long-term assets and liabilities of $10.9 million, partially offset by non-cash net income adjusting items (primarily consisting of depreciation and amortization) of $91.9 million, net proceeds from the sale of receivables through the MARPA Facility of $17.0 million, and net income of $55.1 million.
Net cash used in investing activities for the nine months ended October 2, 2026, consisted of $6.7 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in investing activities for the nine months ended September 26, 2025, consisted of $27.5 million for the acquisition of a business and $7.4 million of net capital expenditures for the purchase of software and hardware, vehicles and equipment related to ongoing operations.
Net cash used in financing activities for the nine months ended October 2, 2026, primarily consisted of repayments of long-term debt of $51.0 million, payments for employee withholding taxes on stock-based compensation of $5.4 million and payments for debt issuance costs of $1.2 million.
Net cash used in financing activities during the nine months ended September 26, 2025, primarily consisted of revolver repayments of $459.0 million, purchases of treasury stock of $10.0 million, repayments of long-term debt of $7.5 million, payments for debt issuance costs of $3.9 million, and payments for employee withholding taxes on stock-based compensation of $3.0 million, partially offset by proceeds from the revolver of $459.0 million.
Capital Resources
As of October 2, 2026, we held cash, cash equivalents and restricted cash of $265.1 million, which included approximately $48.6 million held by foreign subsidiaries, and had $484.7 million of available borrowing capacity under the 2025 Revolver. We believe that our cash, cash equivalents and restricted cash as of October 2, 2026, as supplemented by operating cash flows, the 2025 Revolver, and the MARPA Facility will be sufficient to fund our anticipated operating costs, capital expenditures, and current debt repayment obligations for the next 12 months and beyond such 12-month period.
Contractual Obligations
As of October 2, 2026, commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
		Less than 1 year			More than 5 Years
(In thousands)	Total		1 - 3 Years	3 - 5 Years
Leases	$39,509	$3,336	$20,247	$11,532	$4,394
Principal payments on First Lien Credit Agreement	864,180	8,685	17,370	838,125	—
Principal payments on 2023 Credit Agreement	208,594	8,906	23,750	175,938	—
Interest on First Lien and 2023 Credit Agreements¹	256,879	64,874	127,162	64,843	—
Total	$1,369,162	$85,801	$188,529	$1,090,438	$4,394
¹ Includes unused funds fee and is based on the October 2, 2026 interest rate and outstanding balance.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. Our management believes that the accounting estimates employed, and the resulting balances, are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.
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
The forward-looking statements included or incorporated by reference in this report are subject to additional risks and uncertainties further identified and discussed in Part I, "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and updated, as necessary, in subsequent Quarterly Reports on Form 10-Q and are based on information available to us on the filing date of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us.

We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: our ability to submit proposals for and/or win all potential opportunities in our pipeline; our ability to retain and renew our existing contracts; our ability to compete with other companies in our market; security breaches, cyber-attacks or cyber intrusions, including cyber risks associated with the increased frequency and the use of sophisticated artificial intelligence technologies, and other disruptions to our information technology and operations; our mix of cost-plus, cost-reimbursable, firm-fixed-price and time-and-materials contracts; maintaining our reputation and relationship with the U.S. government; protests of new awards; economic, political and social conditions in the countries in which we conduct our businesses; changes in U.S. or international government defense budgets, including potential changes or uncertainty arising from the U.S. president and administration; government regulations and compliance therewith, including changes to the DoW procurement process; changes in technology, including artificial intelligence and/or super intelligence; our ability to protect our intellectual property rights; governmental investigations, reviews, audits and cost adjustments; contingencies related to actual or alleged environmental contamination, claims and concerns; delays in completion of the U.S. government budget; our success in extending, deepening, and enhancing our technical capabilities; our success in expanding our geographic footprint or broadening our customer base; our ability to realize the full amounts reflected in our backlog; impairment of goodwill; misconduct of our employees, subcontractors, agents, prime contractors and business partners; our ability to control costs; our level of indebtedness; terms of our credit agreements; inflation and interest rate risk; geopolitical risk, including as a result of recent global hostilities and tariffs; our suppliers' performance; economic and capital markets conditions; our ability to maintain safe work sites and equipment; our ability to retain and recruit qualified personnel; our ability to maintain good relationships with our workforce and unions; our teaming relationships with other contractors; changes in our accounting estimates; the adequacy of our insurance coverage; volatility in our stock price; changes in our tax provisions; our expectation with respect to the resolution of certain tax claims or exposure to additional income tax liabilities; risks and uncertainties relating to integrating and refining internal control systems, including enterprise resource planning and business systems; changes in GAAP; and other factors described in Part I, "Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, and described from time to time in our future reports filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. All potential changes noted below are based on information available at October 2, 2026.
Interest Rate Risk
Each one percentage point change associated with the variable rate First Lien Credit Agreement would result in a $7.7 million change in the related annual cash interest expenses.
Assuming the 2025 Revolver was fully drawn to a principal amount equal to $500.0 million, each one percentage point change in interest rates would result in a $5.1 million change in annual cash interest expense.
As of October 2, 2026, the notional value of the Company's interest rate swap agreements totaled $318.8 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt in the period incurred. Changes in the variable interest rates to be paid pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Refer to Note 6, Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company's interest rate swaps.
Foreign Currency Exchange Risk
The majority of our business is conducted in U.S. dollars. However, we are required to transact in foreign currencies for some of our contracts, resulting in some assets and liabilities denominated in foreign currencies. As a result, earnings may experience volatility related to movements in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2026. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2026, the Company’s disclosure controls and procedures were effective.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's Internal Control over Financial Reporting (ICFR) during the quarter ended October 2, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various investigations, lawsuits, arbitrations, claims, enforcement actions and other legal proceedings including government investigations and claims, which are incidental to the operation of our business. Some of these proceedings seek remedies relating to employment matters, matters relating to injuries to people or property damage, matters in connection with our contracts and matters arising under laws relating to the protection of the environment.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following change related to our large contracts from our prior disclosure included in our Quarterly Reports on Form 10-Q for the quarters ended April 3, 2026, and July 3, 2026:
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
Revenue from our largest contract, the Kuwait Task Order under the LOGCAP V contract vehicle amounted to approximately $441.6 million, or 9.9% of our revenue for the year ended December 31, 2025. On May 12, 2026, the U.S. Department of the Army notified us of its decision to reduce the scope of work being performed under this task order and to extend the contract with respect to the revised scope for an additional six months to December 31, 2026, for $22.6 million. As a result of this modification, we reduced our backlog by $414.6 million during the quarter ended July 3, 2026. While management does not currently expect the reduction in scope of the LOGCAP V - Kuwait Task Order to have a material adverse effect on our financial condition or results of operations, there can be no assurance that such reduction will not have a material adverse effect on us in the future. For further discussion, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Contracts in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Cybersecurity Incident
As previously disclosed, during 2025 we discovered a cybersecurity incident in which an unauthorized third party accessed our internal IT systems. We have determined that the unauthorized third party removed certain data from our IT systems. Upon detecting the incident, we promptly took steps to respond to the incident with the assistance of leading external cybersecurity experts and in cooperation with federal law enforcement authorities. Although our investigation is ongoing, as of the date of this filing, we believe that the incident has not had a material adverse effect on our financial condition or results of operations. We maintain a comprehensive cybersecurity insurance policy, which we expect will cover most costs associated with incident response and forensic investigations, as well as business disruptions, legal actions and regulatory fines, if any, subject to policy limits and deductibles. For additional information, see Item 1A. Risk Factors - We rely on our information and communications systems in our operations. Security breaches, cybersecurity attacks, and other disruptions could adversely affect our business and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 6. EXHIBITS

10.1
Separation and General Release Agreement, dated August 6, 2026, by and between Leon Mason and V2X, Inc. (incorporated by reference to Exhibit 10.1 to V2X, Inc.'s Current Report on Form 8-K filed on August 10, 2026).

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
The following materials from V2X, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Unaudited Condensed Consolidated Statements of Changes to Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. #

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
Date: November 2, 2026